Form 10-K
period 1993-12-31
BANKAMERICA CORP
filed 1994-03-16
CIK 9672

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 1993

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                         Commission file number:1-7377.

             Exact name of registrant as specified in its charter:

                            BANKAMERICA CORPORATION

                             Address and telephone
                                 of principal
State of incorporation:       executive offices:        I.R.S. Employer I.D. No:

      Delaware.              Bank of America Center           94-1681731.
                         San Francisco, California 94104
                                 415-622-3530

          Securities registered pursuant to Section 12(b) of the Act:

New York, Chicago, and Pacific Stock Exchanges: Common Stock, Par Value $1.5625 and Preferred Share Purchase Rights New York Stock Exchange:

Cumulative Adjustable Preferred        9% Cumulative Preferred Stock,                8.16% Cumulative Preferred Stock,
 Stock, Series A                        Series H                                      Series L
Cumulative Adjustable Preferred        8 3/8% Cumulative Preferred Stock,            7 7/8% Cumulative Preferred Stock,
 Stock, Series B                        Series K                                      Series M
9 5/8% Cumulative Preferred Stock,     Depositary Shares Each Representing a         8 1/2% Cumulative Preferred Stock,
 Series F                               One-Twentieth Interest in a Share of:         Series N
6 1/2% Cumulative Convertible            11% Preferred Stock, Series I            Floating Rate Subordinated Capital
 Preferred Stock, Series G               11% Preferred Stock, Series J             Notes Due August 15, 1996

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                   -----    -----

Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affilates of the registrant, computed by reference to the closing price on the consolidated transaction reporting system on January 31, 1994, was in excess of $16.6 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1994.

     Common Stock, $1.5625 par value----357,991,436 shares outstanding on
                               January 31, 1994*

             * In addition, 589,413 shares were held in treasury.

     Documents incorporated by reference and parts of Form 10-K into which incorporated:

       Portions of the Annual Report to Shareholders for the Year Ended
        December 31, 1993     Part I, II & IV
       Portions of the Proxy Statement for May 26, 1994 Annual Meeting of
        Shareholders    Part III

FORM 10-K


================================================================================
Part I        Items 1 and 2.  Business and Properties
                 General...................................................   2
                 Distribution of Assets, Liabilities, and Stockholders'
                  Equity; Interest Rates and Interest Differential.........   5
                 Securities Available for Sale and Securities Held for
                  Investment...............................................   8
                 Loan Portfolio............................................   9
                 Summary of Credit Loss Experience.........................  11
                 Deposits..................................................  12
                 Return on Equity and Assets...............................  13
                 Short-Term Borrowings.....................................  13
                 Competition...............................................  13
                 Supervision and Regulation................................  14
                 Employees.................................................  16
              Item 3.  Legal Proceedings...................................  17
              Item 4.  Submission of Matters to a Vote of Security Holders.  17

- --------------------------------------------------------------------------------

Part II       Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters.......................................  18
              Item 6.  Selected Financial Data.............................  18
              Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................  18
              Item 8.  Financial Statements and Supplementary Data.........  18
              Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................  18

- --------------------------------------------------------------------------------

Part III      Item 10. Directors and Executive Officers of the Registrant..  19
              Item 11. Executive Compensation..............................  21
              Item 12. Security Ownership of Certain Beneficial Owners and
                 Management................................................  21
              Item 13. Certain Relationships and Related Transactions......  21

- --------------------------------------------------------------------------------

Part IV       Item 14. Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K...............................................  22

- --------------------------------------------------------------------------------

Signatures    .............................................................  25


PART I

===============================================================================
Items 1 and 2.  Business and Properties
- -------------------------------------------------------------------------------

General BankAmerica Corporation (the Parent) is a bank holding company that was incorporated under the laws of the state of Delaware on October 7, 1968, and is registered under the Bank Holding Company Act of 1956, as amended. At December 31, 1993, BankAmerica Corporation and consolidated subsidiaries (the Corporation) was the second largest bank holding company in the United States, based on total assets of $186.9 billion.

                 The Parent's largest subsidiaries, based on total assets at year-end 1993, are Bank of America NT&SA (the Bank) and Seafirst Corporation (Seafirst). The Bank was founded by A.P. Giannini in San Francisco, California, and began business as Bank of Italy on October 17, 1904, offering banking services to individuals and small businesses in the community. It adopted its present name on November 1, 1930, and became a subsidiary of the Parent on April 1, 1969. Seafirst, the largest bank holding company in Washington State, based on total assets at December 31, 1993, was acquired by the Parent in 1983. Seafirst's principal banking subsidiary, Seattle-First National Bank (Seattle-First), has a major presence in the consumer and commercial banking sectors of the Pacific Northwest.

                 As a result of the April 22, 1992 merger with Security Pacific Corporation (the Merger) and various acquisitions made during 1989, 1990, 1991, and 1992, the Parent's subsidiaries also include Bank of America Arizona, Bank of America Nevada, and Bank of America Oregon, all of which have state charters; Bank of America Alaska N.A., Bank of America Idaho, N.A., Bank of America New Mexico, N.A., and Bank of America Texas, N.A., which are national banks; and Bank of America, FSB (FSB), a federal savings bank. In addition, as a result of the Merger, the Parent acquired an association, now known as Bank of America, National Association, which holds a national charter and offers credit card services, primarily to individuals, throughout the United States. At December 31, 1993, the Corporation, through its subsidiaries, operated approximately 1,900 branches in the western states.

                 On February 1, 1993, the parent, through its subsidiary, Bank of America Texas, N.A., acquired certain branches and assets and assumed certain liabilities of First Gibraltar Bank, FSB, headquartered in Texas. In addition, on January 27, 1994, the Parent and Continental Bank Corporation (Continental) signed an agreement under which the parent will acquire Continental for a combination of stock and cash consideration, subject to adjustment and termination in certain circumstances. Additional information related to the pending Continental acquisition, the Merger, and the Corporation's other acquisitions is incorporated by reference from page 16 and Notes 2, 4, and 5 on pages 52 through 56 of the 1993 Annual Report to Shareholders.

================================================================================

                Operations
                ----------------------------------------------------------------

                The Corporation, through its banking and other subsidiaries, provides banking and financial services throughout the United States and in selected international markets to consumers and business customers, including corporations, governments, and other institutions.

                Consumer banking products and services provided by the Corporation, largely through the Bank, Seafirst, and other domestic banking subsidiaries, primarily consist of residential real estate and other consumer loans, retail deposit services, personal trust, investment services to high net-worth individuals, credit card products, and mutual fund products. In California, the Corporation's most significant market, the Bank was the largest provider of retail banking services at December 31, 1993. At that date, the Bank operated nearly 1,000 branches in California and maintained at least one banking relationship with approximately half the households in the state. Seattle-First, the major operating unit of Seafirst, contributes significantly to the Corporation's market position in the Pacific Northwest. Seattle-First had approximately 270 branches at December 31, 1993.

                The Corporation, primarily through the Bank and Seafirst, provides commercial banking services for large U.S. corporate and middle-market customers, including commercial and construction real estate developers. In addition, it offers a wide range of payments services, such as trade finance and electronic payment services.

                The Corporation, primarily through the Bank, is also a global financial intermediary, serving large corporate and institutional customers throughout the world. In this capacity, the Corporation provides services, including corporate finance and lending, cash management services, trust services, and investment banking services, including interest rate risk and foreign exchange management products, capital markets products, and advisory services.

                Additional information about the Corporation and its operations is incorporated by reference from the inside front cover, page 18, and Note 26 on page 76 of the 1993 Annual Report to Shareholders.

================================================================================

                Properties
                ----------------------------------------------------------------

                The Corporation's principal offices are located at 555 California Street in San Francisco, California (the World Headquarters Complex) where the Corporation, under lease agreements, occupies approximately 40 percent of the premises. The World Headquarters Complex is owned by a partnership in which the Parent holds a 50.0 percent interest.

                Seafirst's principal offices, which were purchased in 1989, are located at 701 Fifth Avenue in Seattle, Washington.

                At December 31, 1993, the Corporation owned approximately one-half of its domestic branch and customer service locations, which are concentrated in California, Washington, and the other western states. The remaining domestic facilities were leased. The majority of the Corporation's foreign facilities were leased.

================================================================================

Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

Net Interest Income Analysis

==================================================================================================================================
                                        Year Ended December 31, 1993 over 1992              Year Ended December 31, 1992 over 1991
                                        --------------------------------------              --------------------------------------
                                              Increase (Decrease)/a/                                Increase (Decrease)/a/
                                        --------------------------------------               -------------------------------------
 (in millions)                          Volume             Rate            Net               Volume              Rate          Net
- ----------------------------------------------------------------------------------------------------------------------------------
Interest Income/b/

Interest-bearing deposits in banks      $(104)            $   15        $  (89)               $  10           $  (68)       $  (58)
Federal funds sold                        (17)                (9)          (26)                 (23)             (36)          (59)
Securities purchased under resale
  agreements                              (20)                31            11                  107              (51)           56
Trading account assets                    131                (56)           75                   92              (70)           22
Securities available for sale             191                (34)          157                  123               --           123
Securities held for investment:
  U.S. Treasury securities                 30                (25)            5                  126              (30)           96
  U.S. federal agency securities          344               (147)          197                  126                5           131
  State, county, and municipal
   securities                              --                 (2)           (2)                  30                1            31
  Other domestic securities                (8)               (17)          (25)                  39               42            81
  Foreign securities                      (19)                (5)          (24)                 (33)              (5)          (38)
                                                                        ------                                              ------
    Total securities held for
     investment                                                            151                                                 301
Domestic loans:
  Consumer--secured by first mortgages
   on residential properties              276               (393)         (117)                 666             (348)          318
  Consumer--credit card                   (75)               (34)         (109)                 116              (38)           78
  Other consumer                          143               (186)          (43)                 712             (200)          512
  Commercial and industrial                60                 14            74                  396             (301)           95
  Commercial loans secured by real estate  75                (43)           32                  266              (95)          171
  Construction and development loans
   secured by real estate                 (51)                (3)          (54)                 154             (118)           36
  Loans for purchasing or carrying
   securities                              17                 (4)           13                   37              (13)           24
  Financial institutions                    5                 (7)           (2)                  19              (35)          (16)
  Lease financing                          14                (35)          (21)                  93              101           194
  Agricultural                              4                 (3)            1                   37              (24)           13
  Other                                    14                 (1)           13                   21               (1)           20
                                                                        ------                                              ------
    Total domestic loans                                                  (213)                                              1,445
Foreign loans                             149               (201)          (52)                  98             (162)          (64)
                                                                        ------                                              ------
    Total loans                                                           (265)                                              1,381
                                                                        ------                                              ------
       Net Increase                                                     $   14                                              $1,766
                                                                        ======                                              ======
Interest Expense
Domestic interest-bearing deposits:
  Transaction                            $ 36              $ (77)       $  (41)                $136            $(154)        $ (18)
  Savings                                  15               (102)          (87)                 191             (191)           --
  Money market                            192               (237)          (45)                 433             (427)            6
  Time                                    (36)              (401)         (437)                 214             (840)         (626)
                                                                        ------                                              ------
    Total domestic interest-bearing
     deposits                                                             (610)                                               (638)
Foreign interest-bearing deposits:
  Banks located in foreign countries       (7)               (32)          (39)                  --              (63)          (63)
  Governments and official institutions    --                (16)          (16)                 (11)             (36)          (47)
  Time, savings, and other                  7               (140)         (133)                 (28)            (100)         (128)
                                                                        ------                                              ------
    Total foreign interest-bearing
     deposits                                                             (188)                                               (238)
                                                                        ------                                              ------
    Total interest-bearing deposits                                       (798)                                               (876)
Federal funds purchased                    (2)                (2)           (4)                   9              (12)           (3)
Securities sold under repurchase
    agreements                             45                  5            50                    6              (30)          (24)
Other short-term borrowings               (55)               (14)          (69)                 125              (91)           34
Long-term debt                            212                (99)          113                  449              (90)          359
Subordinated capital notes                (23)                22            (1)                  37              (20)           17
                                                                        ------                                              ------
        Net Decrease                                                    $ (709)                                             $ (493)
                                                                        ======                                              ======
==================================================================================================================================

/a/ Changes which are the result of a joint volume and rate fluctuation are allocated in proportion to the volume and rate changes.
/b/ Interest income is presented on a taxable-equivalent basis. The taxable-equivalent basis adjustments are based on a marginal tax rate of 40 percent for 1993 and 39 percent for 1992 and 1991.

Average Balances, Interest, and Average Rates
- --------------------------------------------------------------------------------


                                                       Year Ended December 31, 1993            Year Ended December 31, 1992
                                                    ----------------------------------      ----------------------------------
(dollar amounts in millions)                          Balance/a/   Interest/b/   Rate/b/      Balance/a/   Interest/b/   Rate/b/
- ----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits in banks/c/               $   2,642        $   194     7.36 %       $ 4,055      $    283      6.97 %
Federal funds sold                                      1,131             35     3.12           1,617            61      3.76
Securities purchased under resale agreements            3,903            174     4.46           4,400           163      3.70
Trading account assets                                  6,341            375     5.91           4,234           300      7.08
Securities available for sale                           4,118            280     6.79           1,401           123      8.79
Securities held for investment:
 U.S. Treasury securities                               3,554            188     5.28           3,036           183      6.06
 U.S. federal agency securities                        10,784            785     7.28           6,341           588      9.27
 State, county, and municipal securities                  553             44     7.93             549            46      8.34
 Other domestic securities                                740             96    13.01             797           121     15.13
 Foreign securities                                       128             10     7.61             369            34      9.17
                                                    ---------        -------                 --------      --------
    Total securities held for investment               15,759          1,123     7.13          11,092           972      8.76
Domestic loans:/c/
 Consumer--secured by first mortgages on
  residential properties                               29,083          1,858     6.39          25,231         1,975      7.83
 Consumer--credit card                                  7,499          1,220    16.26           7,963         1,329     16.70
 Other consumer                                        24,659          2,230     9.04          23,149         2,273      9.82
 Commercial and industrial                             20,580          1,301     6.32          19,640         1,227      6.25
 Commercial loans secured by real estate                9,707            729     7.51           8,735           697      7.98
 Construction and development loans secured by
  real estate                                           5,718            295     5.17           6,700           349      5.21
 Loans for purchasing or carrying securities            1,447             59     4.05           1,049            46      4.38
 Financial institutions                                 1,948             68     3.48           1,821            70      3.85
 Lease financing                                        1,773            219    12.36           1,669           240     14.40
 Agricultural                                           1,605            122     7.62           1,554           121      7.81
 Other                                                  1,099             55     5.03             830            42      5.10
                                                    ---------        -------                 --------      --------
    Total domestic loans                              105,118          8,156     7.76          98,341         8,369      8.51
Foreign loans/c/                                       19,531          1,312     6.72          17,492         1,364      7.80
                                                    ---------        -------                 --------      --------
    Total loans                                       124,649          9,468     7.60         115,833         9,733      8.40
                                                    ---------        -------                 --------      --------
    Total earning assets                              158,543        $11,649     7.35         142,632       $11,635      8.16
                                                                     =======                               ========
Nonearning assets                                      30,609                                  26,984
Less: Allowance for credit losses                       3,826                                   3,764
                                                    ---------                                --------
         Total Assets/d/                             $185,326                                $165,852
                                                    =========                                ========
Liabilities and Stockholders' Equity
Domestic interest-bearing deposits:
 Transaction                                         $ 13,469        $   181     1.34 %      $ 11,368       $   222     1.95 %
 Savings                                               13,977            312     2.23          13,454           399     2.96
 Money market                                          34,182            851     2.49          27,504           896     3.26
 Time                                                  30,939            772     2.50          31,925         1,209     3.79
                                                    ---------        -------                 --------      --------
   Total domestic interest-bearing deposits            92,567          2,116     2.29          84,251         2,726     3.24
Foreign interest-bearing deposits:
  Banks located in foreign countries                    3,346            230     6.88           3,440           269     7.83
  Governments and official institutions                 1,927             78     4.08           1,931            94     4.86
  Time, savings, and other                             10,276            547     5.32          10,173           680     6.68
                                                    ---------        -------                 --------      --------
   Total foreign interest-bearing deposits             15,549            855     5.50          15,544         1,043     6.71
                                                    ---------        -------                 --------      --------
   Total interest-bearing deposits                    108,116          2,971     2.75          99,795         3,769     3.78
Federal funds purchased                                   570             16     2.78             626            20     3.24
Securities sold under repurchase agreements             2,837            158     5.58           2,015           108     5.35
Other short-term borrowings                             3,088            201     6.52           3,913           270     6.90
Long-term debt                                         14,090            727     5.16          10,158           614     6.04
Subordinated capital notes                              1,499            113     7.52           1,836           114     6.22
                                                    ---------        -------                 --------      --------
   Total interest-bearing liabilities                 130,200        $ 4,186     3.22         118,343       $ 4,895     4.14
                                                                     =======                               ========
Domestic noninterest-bearing deposits                  30,688                                  26,029
Foreign noninterest-bearing deposits                    1,425                                   1,521
Other noninterest-bearing liabilities                   6,728                                   7,360
                                                    ---------                                --------
    Total liabilities/d/                              169,041                                 153,253
Stockholders' equity                                   16,285                                  12,599
                                                    ---------                                --------
        Total Liabilities and Stockholders'
         Equity                                      $185,326                                $165,852
                                                    =========                                ========
Interest income as a percentage of average
 earning assets                                                                  7.35 %                                 8.16 %
Interest expense as a percentage of average
 earning assets                                                                 (2.64)                                 (3.43)
                                                                                -----                                  -----
          Net Interest Margin                                                    4.71 %                                 4.73 %
                                                                                =====                                  =====

- --------------------------------------------------------------------------------
/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent basis adjustments are based on a marginal tax rate of 40 percent for 1993 and 39 percent for 1992 and 1991.
/c/ Average balances include nonaccrual assets.
/d/ The percentage of average total assets attributable to foreign operations for the years ended December 31, 1993, 1992, and 1991 were 15 percent, 16 percent, and 20 percent, respectively. The percentage of average total liabilities attributable to foreign operations for the same periods were 16 percent, 16 percent, and 20 percent, respectively.

=============================================================================================================================
            Year Ended December 31, 1991              Fourth Quarter 1993                    Fourth Quarter 1992
       ------------------------------------      -----------------------------         -------------------------------
         Balance/a/   Interest/b/   Rate/b/       Balance/a/  Interest/b/   Rate/b/     Balance/a/  Interest/b/  Rate/b/
     ------------------------------------------------------------------------------------------------------------------------
       $  3,938        $   341      8.64 %       $  3,142       $   54      6.82 %     $  3,162       $   64     8.09 %
          2,086            120      5.76              878            6      3.09            956            8     3.18
          1,828            107      5.86            4,830           54      4.42          4,932           40     3.25
          3,066            278      9.08            7,296          103      5.57          4,506           73     6.45
             --             --        --            3,388           62      7.30          2,763           65     9.41

          1,050             87      8.33            3,527           49      5.56          3,050           43     5.57
          4,981            457      9.17           11,506          198      6.87          7,408          163     8.80
            184             15      7.95              524           10      7.55            613           13     8.13
            469             40      8.63              557           11      7.51            832           34    16.54
            722             72      9.96              254            5      7.98             --           --       --
       --------        -------                   --------       ------                 --------       ------
          7,406            671      9.06           16,368          273      6.65         11,903          253     8.48

         17,247          1,657      9.61           30,108          456      6.06         28,380          520     7.32
          7,271          1,251     17.21            7,227          292     16.16          8,112          337    16.62
         16,053          1,761     10.97           24,084          532      8.77         25,820          612     9.43
         13,927          1,132      8.13           20,197          348      6.84         21,807          318     5.80
          5,532            526      9.51            9,317          178      7.62         10,122          197     7.77
          4,133            313      7.57            4,874           74      5.98          7,305           84     4.60
            297             22      7.50            2,266           22      3.84          1,237           13     4.26
          1,447             86      5.92            2,266           20      3.56          2,098           19     3.66
            748             46      6.19            1,737           44     10.08          1,870           79    16.88
          1,110            108      9.70            1,572           32      7.93          1,628           32     7.78
            428             22      5.28            1,178           14      4.83          1,101           13     4.82
       --------        -------                   --------       ------                 --------       ------
         68,193          6,924     10.15          104,826        2,012      7.64        109,480        2,224     8.10
         16,312          1,428      8.75           19,998          318      6.31         17,772          950     7.84
       --------        -------                   --------       ------                 --------       ------
         84,505          8,352      9.88          124,824        2,330      7.43        127,252        2,574     8.07
       --------        -------                   --------       ------                 --------       ------
        102,829        $ 9,869      9.60          160,726       $2,882      7.16        155,474       $3,077     7.90
                       =======                                  ======                                ======
         13,747                                    29,670                                33,844
          2,606                                     3,690                                 4,147
       --------                                  --------                              --------
       $113,970                                  $186,706                              $185,171
       ========                                  ========                              ========

       $  6,276        $   240      3.83 %       $ 13,684       $   40      1.16 %     $ 13,368       $   51     1.51 %
          8,266            399      4.83           14,130           72      2.04         15,398          101     2.60
         16,753            890      5.31           34,007          203      2.37         31,280          221     2.82
         28,268          1,835      6.49           28,349          185      2.59         32,291          216     2.66
       --------        -------                   --------       ------                 --------       ------
         59,563          3,364      5.65           90,170          500      2.20         92,337          589     2.54

          3,441            332      9.65            4,130           67      6.40          3,466           63     7.28
          2,106            141      6.69            2,568           26      4.02          1,698           19     4.45
         10,546            808      7.66           10,343          122      4.70         10,190          160     6.25
       --------        -------                   --------       ------                 --------       ------
         16,093          1,281      7.96           17,041          215      5.01         15,354          242     6.28
       --------        -------                   --------       ------                 --------       ------
         75,656          4,645      6.14          107,211          715      2.65        107,691          831     3.07
            409             23      5.66              511            4      2.81            532            3     2.64
          1,929            132      6.84            3,548           46      5.15          1,820           23     5.04
          2,327            236     10.12            3,538           56      6.30          3,252           50     6.15
          3,035            255      8.40           13,871          177      5.04         13,935          201     5.72
          1,280             97      7.58              817           13      6.22          2,069           32     6.11
       --------        -------                   --------       ------                 --------       ------
         84,636        $ 5,388      6.37          129,496       $1,011      3.10        129,299       $1,140     3.51
                       -------                                  ------                                ------
         15,709                                    32,283                                31,055
          1,232                                     1,473                                 1,592
          5,274                                     6,602                                 8,186
       --------                                  --------                              --------
        106,851                                   169,854                               170,132
          7,119                                    16,852                                15,039
       --------                                  --------                              --------
       $113,970                                  $186,706                              $185,171
       ========                                  ========                              ========
                                    9.60 %                                  7.16 %                               7.90 %
                                   (5.24)                                  (2.50)                               (2.92)
                                   -----                                   -----                                -----
                                    4.36 %                                  4.66 %                               4.98 %
                                   =====                                   =====                                =====
     ------------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
Securities Available for Sale and Securities Held for Investment

Carrying Value and Yield by Contractual Maturity Date

- ----------------------------------------------------------------------------------------------------------------------------------

                                     Securities Available For Sale                    Securities Held For Investment
                                 -------------------------------------   ---------------------------------------------------------
                                 December 31, 1993   December 31, 1992   December 31, 1993   December 31, 1992   December 31, 1991
                                 -----------------   -----------------   -----------------   -----------------   -----------------
(in millions)                    Amount   Yield/a/   Amount   Yield/a/   Amount   Yield/a/   Amount   Yield/a/   Amount   Yield/a/
- ----------------------------------------------------------------------------------------------------------------------------------

U.S Treasury Securities
Due in one year or less          $    51   3.13%     $    --     --%     $ 1,730   5.43%     $   856   3.36%     $    48   5.22%
Due after one year through
 five years                          593   7.69          600   8.08          997   6.31        1,883   6.46          774   8.23
Due after five years through
 ten years                           101   8.39          100   8.50           28   7.74           35   7.45          426   8.40
Due after ten years                    3   8.50           --     --          694   6.63           --     --            1   8.66
                                 -------             -------             -------             -------             -------
                                     748                 700               3,449               2,774               1,249

U.S. Federal Agency Securities/b/
Due in one year or less               --     --           --     --           42   6.03           48   5.82            1   9.15
Due after one year through
 five years                           --     --           --     --          116   6.69          317   7.05           20   8.43
Due after five years through
 ten years                             7   9.00           25   8.41          488   6.92          623   6.63           67   7.99
Due after ten years                1,737   5.62        1,218   6.76       10,671   7.00        7,296   7.68        5,485   8.52
                                 -------             -------             -------             -------             -------
                                   1,744               1,243              11,317               8,284               5,573

State, County, and Municipal
 Securities
Due in one year or less               --     --           --     --           60   6.55           63   7.39            6   5.25
Due after one year through
 five years                           --     --           --     --          173   7.08          191   7.77           24   5.47
Due after five years through
 ten years                            --     --           --     --          116   6.99          149   9.50           53   4.80
Due after ten years                   --     --           --     --          167   7.82          195  10.44           98   5.00
                                 -------             -------             -------             -------             -------
                                      --                  --                 516                 598                 181

Other Securities
Due in one year or less              583   5.41          291   6.18          515   8.69          237   7.08          135  10.13
Due after one year through
 five years                          108   7.46          304   6.98          302   7.69          304   7.52          593   8.02
Due after five years through
 ten years                            72   8.13          120   7.34          157   6.47          273   7.96          448   8.15
Due after ten years                   27   4.67            3   5.49          159   8.82          123   6.55          181   7.73
                                 -------             -------             -------             -------             -------
                                     790                 718               1,133                 937               1,357
                                 -------             -------             -------             -------             -------
                                 $ 3,282             $ 2,661             $16,415             $12,593             $ 8,360
                                 -------             -------             -------             -------             -------
- ------------------------------------------------------------------------------------------------------------------------------------

/a/ Yields on tax-exempt securities have not been computed on a taxable-equivalent basis.
/b/ Represents mortgage-backed securities of U.S. federal agencies.

The Corporation modified its accounting policies beginning in the third quarter of 1992 to classify a portion of its securities portfolio as being available for sale. Information on this modification and the securities portfolios is incorporated by reference from pages 48 and 49 in Note 1 and Note 7 on pages 56 and 57 of the 1993 Annual Report to Shareholders. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 is effective for fiscal years beginning after December 15, 1993 and will be adopted by the Corporation effective January 1, 1994. Additional information regarding SFAS No. 115 is incorporated by reference from page 25 and Note 7 on pages 56 and 57 of the 1993 Annual Report to Shareholders.

================================================================================

Loan Portfolio         Loan Outstandings by Type
                       ---------------------------------------------------------

                       Information on loan outstandings by type is incorporated by reference from page 27 of the 1993 Annual Report to Shareholders.

                       Maturity Distribution and Interest Rate Sensitivity of Certain Types of Loans
                       ---------------------------------------------------------

                                                      Remaining Maturities as of December 31, 1993
                                              -------------------------------------------------------------
                                                                Due after One
                                                Due in One       Year through      Due after
(in millions)                                  Year or Less        Five Years     Five Years          Total
- -----------------------------------------------------------------------------------------------------------
Maturity Distribution of Loans
Domestic commercial loans:
 Secured by real estate                             $ 2,870           $ 3,419         $2,962        $ 9,251
 Construction and development secured by
  real estate                                         2,811             1,316            291          4,418
 Commercial and industrial, financial
   institutions, and agricultural                    17,695             5,604          1,036         24,335
Foreign loans                                        12,784             2,130          5,306         20,220
- -----------------------------------------------------------------------------------------------------------
                                                    $38,160           $12,469         $9,595        $58,224
===========================================================================================================

Loans Due after One Year
Predetermined interest rates                                          $ 3,430         $4,187        $ 7,617
Floating or adjustable interest rates                                   9,039          5,408         14,447
- -----------------------------------------------------------------------------------------------------------
                                                                      $12,469         $9,595        $22,064
===========================================================================================================

Principal repayments of loans are reported above in the maturity category in which remaining payments are due under the contractual terms of the loan. Certain loan agreements provide rollover options that may extend the contractual maturity of these loans. However, these extensions are not reflected in the table above until such time as the option is exercised.

==============================================================================================================================
CROSS-BORDER OUTSTANDINGS EXCEEDING ONE PERCENT OF TOTAL ASSETS
- ---------------------------------------------------------------
                                                                                                                  Cross-Border
                                                                                                       Total      Outstandings
                                                            Public                 Private      Cross-Border   as a Percentage
(dollar amounts in millions)/abcd/            December 31   Sector/e/   Banks/e/    Sector/e/   Outstandings   of Total Assets
- ------------------------------------------------------------------------------------------------------------------------------
Japan                                                1993   $   10      $1,490      $2,054            $3,554              1.90%
                                                     1992        6         891       1,953             2,850              1.58
                                                     1991        -       1,808       1,835             3,643              3.15

Hong Kong                                            1993        -         110       2,181             2,291              1.23
                                                     1992        -       1,008       1,005             2,013              1.11
                                                     1991        -         146         228               374              0.32

Spain                                                1993       56         105       1,941             2,102              1.12
                                                     1992       33          39       1,026             1,098              0.61
                                                     1991       13          21         549               583              0.50

United Kingdom                                       1993      272         177         815             1,264              0.68
                                                     1992      154         176       1,890             2,220              1.23
                                                     1991      252         150       1,500             1,902              1.65
- ------------------------------------------------------------------------------------------------------------------------------

/a/ Cross-border outstandings include the following assets, primarily in U.S.
    dollars, with borrowers or customers in a foreign country: loans, accrued interest, acceptances, interest-bearing deposits with other banks, other interest-earning investments, and other monetary assets. Local currency outstandings which are neither hedged nor funded by local currency borrowings are included in cross-border outstandings. Guarantees of outstandings of borrowers of other countries are considered outstandings of the guarantor. Loans made to, or deposits placed with, a branch of a foreign bank located outside the foreign bank's home country are considered loans or deposits with the country in which the foreign bank is head-quartered. Outstandings of a country do not include amounts of principal or interest which are supported by written, legally enforceable guarantees by guarantors from other countries or the amount of outstandings to the extent that they are secured by tangible, liquid collateral held and realizable by the Corporation outside the country.

/b/ At December 31, 1993, total unfunded commitments of the above countries, whose unfunded commitments exceeded 10 percent of their respective cross-border outstandings, were as follows: Japan, $1,022 million and the United Kingdom, $1,440 million.

/c/ Included in the cross-border outstandings of the countries listed are loans and other interest-bearing assets on nonaccrual status as follows: $16 million and $14 million for Japan at December 31, 1993 and 1992, respectively; $7 million for Hong Kong at December 31, 1993; $6 million and $2 million for Spain at December 31, 1993 and 1992, respectively; and, $52 million, $72 million, and $59 million for the United Kingdom at December 31, 1993, 1992, and 1991, respectively. Also included in cross-border outstandings are loans which are past due 90 days or more and still accruing interest of $1 million for Hong Kong at December 31, 1993.

/d/ Countries whose cross-border outstandings were between 0.75 percent and 1.00 percent of total assets were as follows: $1,150 million and $958 million for Canada and Mexico, respectively, at December 31, 1991.

    Not included in cross-border outstandings with Mexico were par bonds issued by the government of Mexico with a face value of $1,341 million, $1,341 million, and $1,219 million at December 31, 1993, 1992, and 1991, respectively. The par bonds had a carrying value of $1,297 million, $1,299 million, and $1,187 million at December 31, 1993, 1992, and 1991, respectively. At December 31, 1993, the par bonds had a market value of approximately $1,140 million. Principal repayment of these par bonds is collateralized by zero-coupon U.S. Treasury securities which, at maturity in 2008 and 2019, will have a redemption value equal to the face value of the par bonds. At December 31, 1993, this collateral had a fair value of approximately $250 million. Future interest payments for a rolling eighteen-month period are also collateralized by additional U.S. dollar-denominated securities permitted by the agreement. The details of the transaction in which the majority of these par bonds were acquired were reported in the Parent's Annual Report on Form 10-K for the year ended December 31, 1990. Mexico's cross-border outstandings also excluded additional securities of $45 million at December 31, 1993, 1992, and 1991, which are fully collateralized at maturity by separate zero-coupon U.S. Treasury securities.

    No other country excluded from this table had cross-border outstandings between 0.75 percent and 1.00 percent of total assets for any of the periods presented. However, not included in Venezuela's cross-border outstandings at December 31, 1993, 1992, and 1991, were par bonds issued by the government of Venezuela with a face value of $930 million and a carrying value of $927 million. At December 31, 1993, the par bonds had a market value of approximately $690 million. Principal repayment of these par bonds is collateralized by zero-coupon U.S. Treasury securities which, at maturity in 2020, will have a redemption value equal to the face value of the par bonds. At December 31, 1993, this collateral had a fair value of approximately $150 million. Future interest payments for a rolling fourteen-month period are also collateralized by additional U.S. dollar-denominated securities permitted by the agreement. The details of the transaction in which these par bonds were acquired were reported in the Parent's Annual Report on Form 10-K for the year ended December 31, 1990. Venezuela's cross-border outstandings also excluded additional securities which are fully collateralized at maturity by separate zero-coupon U.S. Treasury securities of $35 million at December 31, 1993, 1992, and 1991.

/e/ Sector definitions are based on Federal Financial Institutions Examination
    Council Instructions for preparing the Country Exposure Report.

================================================================================

                 Additional information on cross-border outstandings, information on countries currently experiencing liquidity problems, and a discussion of the risks inherent in the Corporation's foreign operations are incorporated by reference from pages 30 and 37 and Note 9 on pages 58 and 59 of the 1993 Annual Report to Shareholders.


                 Nonaccrual Assets, Restructured Loans, and Loans Past Due 90 Days or More and Still Accruing Interest
                 ===============================================================
                 Information on nonaccrual assets, restructured loans, and loans past due 90 days or more and still accruing interest is incorporated by reference from pages 33 through 35 of the 1993 Annual Report to Shareholders.

                 Information on interest income foregone on nonaccrual assets, nonaccrual loan accounting policies, and interest income foregone on restructured loans is incorporated by reference from page 35, Note 1 on page 49, and Note 9 on pages 58 and 59 of the 1993 Annual Report to Shareholders.


                 Other Interest-Bearing Assets on Nonaccrual Status
                 ===============================================================

                 Information on other interest-bearing assets on nonaccrual status is incorporated by reference from pages 33 through 35 of the 1993 Annual Report to Shareholders.

- --------------------------------------------------------------------------------

Summary of       Annual Credit Loss Experience
Credit Loss      ===============================================================
Experience       Information on annual credit loss experience is incorporated by reference from pages 30 through 33 of the 1993 Annual
                 Report to Shareholders.

================================================================================

                Allowance for Foreign Credit Losses/a/

                -----------------------------------------------------------------------------------------------------------------

                                                                                  Year Ended December 31
                                                         ---------------------------------------------------------------------------
                (in millions)                            1993              1992              1991             1990             1989
                --------------------------------------------------------------------------------------------------------------------
                Balance, beginning of year             $  559            $  808            $1,665           $2,473           $2,631

                Credit losses                              36               126               375              548              295
                Credit loss recoveries                     66               174                54               96               92
                --------------------------------------------------------------------------------------------------------------------
                  Net credit (losses) recoveries           30                48              (321)            (452)            (203)
                Provision for credit losses                --                 3                --              262              629
                Losses on the sale or swap of loans
                 to restructuring countries                (3)              (72)             (207)            (620)            (584)
                Other net additions (deductions)         (264)/a//b/       (228)/a/          (329)/a/            2               --
                --------------------------------------------------------------------------------------------------------------------
                    Balance, end of year               $  322            $  559            $  808           $1,665           $2,473
                --------------------------------------------------------------------------------------------------------------------

                /a/ The allocations of the allowance for credit losses and the provision for credit losses are used to measure divisional profitability and are based on management's judgment of potential losses in the respective portfolios. This allocation process resulted in reductions in the allowance for foreign credit losses of $166 million, $212 million, and $327 million in 1993, 1992, and 1991, respectively. These reductions primarily related to Latin America. While management has allocated reserves to various portfolio segments for purposes of this table, the allowance is general in nature and is available for the portfolio in its entirety.

                /b/ Includes a $36 million addition related to the consolidation of subsidiaries and operations that were held for disposition at December 31, 1992 and a deduction of $128 million related to the transfer of certain assets net of their related allowance to assets pending disposition, of which $88 million was regulatory-related allocated transfer risk reserve.

                Allocation of Allowance for Credit Losses
                ================================================================

                Information on the allocation of the allowance for credit losses is incorporated by reference from page 32 of the 1993 Annual Report to Shareholders.
- --------------------------------------------------------------------------------

Deposits        Average Deposit Balances and Average Rates
                ================================================================

                Average deposit balances, average rates, and average foreign deposit liabilities are shown on pages 6 and 7 of this report.

                Maturity Distribution of Domestic Time Deposits of $100,000 or More

                ====================================================================================

                                                                        December 31, 1993
                                                            ----------------------------------------
                                                            Time Certificates             Other Time
                                                                   at Deposit               Deposits
                (in millions)                             of $100,000 or More    of $100,000 or More
                ------------------------------------------------------------------------------------
                Time Remaining until Maturity

                Three months or less                                   $3,537                  $ 120
                After three months through six months                   1,169                     24
                After six months through twelve months                    736                     48
                After twelve months                                     1,082                    141
                ------------------------------------------------------------------------------------
                                                                       $6,524                  $ 333
                ====================================================================================

================================================================================

Return on       The ratio of average stockholders' equity to average total
Equity          assets, the rates of return on average total assets and average
and Assets      total and common stockholders' equity, and the dividend payout ratios for the years ended December 31, 1993, 1992, and 1991 are incorporated by reference from page 17 of the 1993 Annual
                Report to Shareholders.

- --------------------------------------------------------------------------------

Short-Term
Borrowings

                ===============================================================================================================
                                                                          December 31                  Average during Year
                                                                 -----------------------------    -----------------------------
                                                      Maximum                         Weighted                         Weighted
                                                 Outstandings                          Average                          Average
                (dollar amounts in millions)      during Year    Outstandings    Interest Rate    Outstandings    Interest Rate
                ---------------------------------------------------------------------------------------------------------------
                1993
                Federal funds purchased/a/             $1,763          $  220             2.84%         $  570             2.78%
                Securities sold under repurchase
                  agreements/a/                         4,361           4,229             4.95           2,837             5.58
                Other short-term borrowings             3,581           3,523             6.66           3,083             6.52
                ---------------------------------------------------------------------------------------------------------------

                1992
                Federal funds purchased/a/             $1,469          $  417             2.57%         $  626             3.24%
                Securities sold under repurchase
                  agreements/a/                         2,542             926             6.28           2,015             5.35
                Other short-term borrowings             7,128           2,092             6.81           3,913             6.90
                ---------------------------------------------------------------------------------------------------------------

                1991
                Federal funds purchased/a/             $  714          $  258             4.29%         $  409             5.66%
                Securities sold under repurchase
                  agreements/a/                         2,758           1,645             6.18           1,929             6.84
                Other short-term borrowings             2,772           1,939             9.96           2,327            10.12
                ===============================================================================================================
                /a/ Federal funds purchased and securities sold under repurchase agreements mature either overnight or weekly.

- --------------------------------------------------------------------------------

Competition     The Corporation, both in the United States and internationally, operates in intensely competitive environments. Domestically, the Corporation competes with other major banks, financial institutions, and nonbanking institutions, such as insurance companies, brokerage firms, and investment banking firms, throughout the United States. In recent years, competition has also developed from predominantly non-finance companies that offer credit card and other consumer finance services.
                Internationally, the Corporation primarily competes with major foreign banks, domestic banks with international operations, and other financial institutions. Both domestically and internationally, the Corporation strives to maintain and improve its competitive position by providing high quality service and a wide array of products at competitive prices.

                The competitive environment within the United States is largely defined by federal and state legislation. Banking laws have had a substantial impact on the structure and competitive dynamics of financial services markets in the United States since, among other things, they limit the types of financial services that a bank can offer and the geographic boundaries within which it can operate. In addition, banking laws impact the competitive environment in domestic markets by subjecting foreign banks to essentially the same requirements as domestic banks with regard to branching, reserve requirements, and other regulations.

================================================================================
                Technological innovation has also led to greater competition in domestic and international financial services markets.
                Since the introduction of automated transfer payment systems, competition between depository and nondepository institutions has increased. The sources of competition include savings and loan associations, credit unions, brokerage firms, money market mutual funds, finance and insurance companies, mortgage banking firms, and retail establishments. In addition, both foreign and domestic banks have developed greater international network capabilities.

                The actions and policy directives of the Federal Reserve Board
                (FRB) determine, to a significant degree, the cost and availability of funds obtained from money market sources for lending and investing. The FRB also exerts substantial influence on interest rates and credit conditions by varying the discount rate on member bank borrowings and setting reserve requirements against deposits.

                Legislative changes, along with technological and economic factors, can be expected to have an ongoing impact on the competitive environment within the financial services industry. As a major and active participant in the financial markets, the Corporation strives to anticipate and adapt to these changing competitive conditions, but there can be no assurance as to their impact on the future results of operations or financial position of the Corporation.

- --------------------------------------------------------------------------------
Supervision     The Parent and Seafirst are primarily regulated by the Board and Regulation  of Governors of the Federal Reserve System. The Bank, Seattle-
                First, and the other national-bank subsidiaries of the Parent are primarily regulated by the Office of the Comptroller of the Currency (OCC). The state-chartered bank subsidiaries of the Parent are primarily regulated by the Federal Deposit
                Insurance Corporation (FDIC) and state banking regulators, except for Bank of America Nevada, which is primarily regulated by the FRB and state banking regulators. FSB is subject to the regulatory authority of the Office of Thrift
                Supervision (OTS) and the FRB. In addition, all domestic depository-institution subsidiaries of the Parent are insured institutions, and therefore, subject to the authority of the FDIC.

                In 1989, Congress passed the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (FIRREA). FIRREA established new regulations to improve regulatory control over savings and loan institutions by reorganizing regulatory authority, raising capital requirements and standards for both banks and savings and loan institutions, granting additional authority and responsibility to the FDIC, and expanding the civil enforcement powers of industry regulators. In addition, FIRREA altered banking regulations to allow banks and bank holding companies to acquire and operate savings and loan institutions, even in states where such banks and bank holding companies had not been operating previously. FIRREA also created the Resolution Trust Corporation (RTC) and provided for funding to enable the RTC to resolve troubled savings and loan institutions. During 1991 and 1992, the Parent, through its subsidiaries, assumed certain liabilities and acquired selected assets of six financial institutions in four western states from the RTC.

                The primary emphasis of the capital standards required by FIRREA is to ensure that financial institutions have sufficient capital to support the risk levels of their assets and off-balance-sheet commitments. The risk-based capital ratios and the leverage ratio, as required by FIRREA, each provide a means to measure financial institutions' compliance with capital standards.

================================================================================

                FIRREA contains a "cross-guarantee" provision that could result in any insured depository institution owned by the Parent (i.e., any bank subsidiary) being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Parent. Under FRB policy, the Parent is expected to act as a source of financial strength and to commit resources to support each subsidiary bank. As a result of such policy and the legislation described below, the Parent may be required to commit resources to its subsidiary banks in circumstances where it might not do so absent such policy.

                During 1991, the United States Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), which focused primarily on recapitalizing the Bank Insurance Fund (BIF) and tightening the supervision of banks and thrifts. FDICIA modifies certain provisions of the Federal Deposit Insurance Act and makes revisions to several other banking statutes. FDICIA also requires bank regulators to set forth numerous new regulations, most of which have been finalized.

                Among other things, FDICIA provides increased funding for the BIF, primarily by increasing the authority of the FDIC to borrow from the U.S. Treasury Department, and provides for expanded regulation of depository institutions and their affiliates, including bank holding companies. The FDIC has not yet needed to borrow funds from the U.S. Treasury Department. However, any future borrowings would be repaid by insurance premiums assessed by the FDIC on BIF members, including the Parent's banking subsidiaries. In addition, FDICIA generally mandates that the FDIC achieve a ratio of BIF reserves to insured deposits of banks of 1.25% by 2006, which is also to be financed by insurance premiums. FDICIA also provides authority for special assessments against deposits of all BIF members.

                In response to the passage of FDICIA, the FDIC implemented a regulation to modify deposit insurance premiums beginning in 1993. Under this regulation, the amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this new system, in establishing the insurance premium assessment for each bank, the FDIC takes into consideration the probability the BIF will incur a loss with respect to that bank, and charges a bank with perceived higher inherent risks a higher insurance premium.
                The FDIC also considers the different categories and concentrations of assets and liabilities of the institution, the likely amount of any such loss, the revenue needs of the BIF, and any other factors the FDIC deems relevant. Although the FDIC may establish separate risk-based assessment systems for large and small members of the BIF, it has not yet done so. Regardless of the potential risk to the BIF, FDICIA prohibits assessment rates from falling below the assessment rate of 23 cents per $100 of eligible deposits if the FDIC has outstanding borrowings from the U.S. Treasury Department, or the 1.25% designated reserve ratio has not been met.

                It is the Corporation's policy to maintain the risk-based capital ratios of its banking subsidiaries above the "well capitalized" level, which allows it to avoid certain additional regulatory requirements that may be imposed under FDICIA in certain cases. If a bank does not meet any one of the capital requirements set by its regulators, FDICIA requires that it submit a capital restoration plan for improving its capital. A holding company of a bank must guarantee that the bank will meet its capital restoration plan, subject to certain limitations. If such a guarantee were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, a claim under such guarantee in a bankruptcy proceeding involving the holding company would be entitled to a priority over third-party creditors of the holding company. In addition, FDICIA prohibits a bank from making a capital distribution to its holding company or otherwise if it fails to meet any capital requirements and from paying interest on subordinated debt after the bank becomes "critically undercapitalized" as that term is defined by the appropriate federal banking

================================================================================

                agency. Furthermore, under certain circumstances, a holding company of a bank that fails to meet certain of its capital requirements may be prohibited from making capital distributions. FDICIA also restricts the acceptance of brokered deposits by insured depository institutions and contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

                Information related to the 1993 revision of risk-based capital guidelines and the pending regulatory proposal to incorporate interest rate risk into the risk-based capital framework is incorporated by reference from page 40 of the 1993 Annual Report to Shareholders.

                The amount of funds available to the Parent from its subsidiaries is limited by federal and state law. The U.S. National Bank Act prohibits the payment of dividends by a national bank under certain circumstances, and limits the amount a national bank can pay without prior approval of the OCC. In addition, FSB is subject to regulatory restrictions by the OTS on its payment of dividends. Furthermore, the Federal Reserve Act restricts the amount of loans that bank subsidiaries may extend to their parent and sets out specific lending terms that must be followed by the subsidiary and parent in such transactions. Specific information related to restrictions on funds available to the Parent is incorporated by reference from
                Note 25 on pages 74 through 75 of the 1993 Annual Report to Shareholders.

                The banking and financial services businesses in which the Corporation engages are highly regulated. The laws and regulations affecting such businesses are constantly under review by Congress, regulatory agencies, and state legislatures, and may be changed dramatically in the future. Such changes could affect the ability of bank holding companies to engage in nationwide banking and in nonbanking businesses, such as securities underwriting and insurance, in which they have been allowed to engage only on a limited basis. Such changes may also affect the amount of capital that banks and bank holding companies are required to maintain, the premiums paid for or the availability of deposit insurance, or other matters directly affecting earnings. It is not certain what changes will occur or the effect that any changes would have on the profitability of the Corporation, its ability to compete effectively, or its ability to take advantage of new opportunities.

                Because the Corporation is not involved with the manufacture or transport of chemicals or toxins that might have an adverse effect on the environment, its primary exposure to environmental legislation is through its lending and trust activities. The Corporation's lending and trust procedures include steps to identify and monitor this exposure to avoid any significant loss or liability related to environmental regulations.
- --------------------------------------------------------------------------------

Employees       In December 1993, the actual number of persons employed by the
                Corporation was 96,428. On a full-time-equivalent basis, the Corporation's staff level was 79,225 in December 1993.

================================================================================

Item 3. Legal Proceedings
- --------------------------------------------------------------------------------

                    The Corporation, because of the nature of its business, is subject to various threatened or filed legal actions. Although the amount of the ultimate exposure, if any, cannot be determined at this time, the Corporation, based upon the advice of counsel, does not expect the final outcome of threatened or filed suits to have a material adverse effect on its financial position.



Item 4. Submission of Matters to a Vote of Security Holders
- --------------------------------------------------------------------------------

                    None.

PART  II

===============================================================================
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
- -------------------------------------------------------------------------------

                Information on dividend restrictions, dividend payments, the principal market for and trading price of the Parent's common stock, and the number of holders of such stock is incorporated by reference from page 17, Note 25 on pages 74 and 75, and
                Note 27 on page 77 of the 1993 Annual Report to Shareholders.


Item 6.  Selected Financial Data
- -------------------------------------------------------------------------------

                Selected financial data is incorporated by reference from page 17 of the 1993 Annual Report to Shareholders.


Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
- -------------------------------------------------------------------------------

                Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference from pages 16 through 41 of the 1993 Annual Report to Shareholders.


Item 8.  Financial Statements and Supplementary Data
- -------------------------------------------------------------------------------
                The Report of Independent Auditors and the consolidated financial statements of the Corporation are incorporated by reference from pages 43 through 77 of the 1993 Annual Report to Shareholders. See Item 14 of this report for information concerning financial statements and schedules filed with this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
- -------------------------------------------------------------------------------

                None.

PART III

================================================================================
Item 10.  Directors and Executive Officers of the Registrant
- --------------------------------------------------------------------------------

                Reference is made to the text under the captions, "Executive Compensation, Benefits and Related Matters" and "Item No. 1-- Election of Directors" in the Proxy Statement for the May 26, 1994 Annual Meeting of Shareholders of the Parent for incorporation of information concerning directors and persons nominated to become directors. Information concerning executive officers of the Parent as of March 1, 1994 is set forth below.


                    Name                       Age           Position with Registrant

                    Richard M. Rosenberg        63           Chairman of the Board, Chief Executive
                                                             Officer, and President

                    Lewis W. Coleman            52           Vice Chairman of the Board, Chief
                                                             Financial Officer, and Treasurer

                    David A. Coulter            46           Vice Chairman

                    Luke S. Helms               50           Vice Chairman

                    Jack L. Meyers              51           Vice Chairman

                    Thomas E. Peterson          58           Vice Chairman

                    Michael E. Rossi            49           Vice Chairman

                    Martin A. Stein             53           Vice Chairman

                    Kathleen J. Burke           42           Executive Vice President and Personnel
                                                             Relations Officer


                Richard M. Rosenberg was appointed Chairman of the Board and Chief Executive Officer of the Parent and the Bank on May 24, 1990, in addition to his title as President. He was appointed President of the Parent and the Bank on February 5, 1990. On
                May 23, 1992, Mr. Rosenberg relinquished his title as President, but was reappointed President on October 5, 1992. Previously, Mr. Rosenberg was Vice Chairman of the Board of the Parent and the Bank from 1987 to 1990.

                Lewis W. Coleman was appointed Chief Financial Officer and Treasurer of the Parent and the Bank on February 1, 1993, in addition to his title of Vice Chairman of the Board. He was appointed Vice Chairman of the Board of the Parent and the Bank on February 5, 1990. Previously, he was Vice Chairman of the Parent and the Bank from 1988 to 1990. From 1987 to 1988, he was Executive Vice President of the Bank and head of the Bank's Capital Markets Group.

                David A. Coulter was appointed Vice Chairman of the Parent and the Bank on February 1, 1993. Previously, he was Group Executive Vice President of the Bank and head of the Bank's U.S. Division from 1992 to February 1993. From 1990 to 1992, he was Executive Vice President of the Bank and head of the Bank's U.S. Division. From 1989 to 1990, he was Executive Vice President and head of the Bank's Capital Markets Division. In 1988, he was appointed Senior Vice President of the Bank and Director of Corporate Finance-Americas.

================================================================================

                Luke S. Helms was appointed Vice Chairman of the Parent and the Bank on August 2, 1993. Previously, he was Chairman and Chief Executive Officer of Seafirst and Seattle-First. He was appointed President of Seafirst and Seatle-First in 1987.

                Jack L. Meyers was appointed Vice Chairman of the Parent and the Bank on October 4, 1993. He was appointed Chief Credit Officer of the Bank on September 3, 1993. He was Group Executive Vice President responsible for the Bank's Commercial Business Group from 1991 to 1993. He was named head of the Commercial Banking Division in September 1990. He was Executive Vice President of the California Commercial Banking Group from 1989 to 1990. He was head of Credit Risk Management of the California Commercial Banking Group from 1986 to 1989.

                Thomas E. Peterson was appointed Vice Chairman of the Parent and the Bank on February 5, 1990. Previously, he was appointed Executive Vice President of the Bank and head of Retail Banking Division in 1987.

                Michael E. Rossi was appointed Vice Chairman of the Parent and the Bank on October 7, 1991. He was appointed Executive Vice President of the Parent on December 3, 1990, when he was also designated to be the head of Credit Policy for the Bank. He was Executive Vice President of the Commercial Banking Division--Commercial Markets Group of the Bank from 1988 to 1990. He was Executive Vice President and Chief Credit Officer of the World Banking Group of the Bank from 1987 to 1988.

                Martin A. Stein was appointed Vice Chairman of the Parent and the Bank on April 27, 1992. He was appointed Executive Vice President of the Parent and the Bank on June 25, 1990. At the same time, he was appointed head of the BankAmerica Systems Engineering Group of the Bank. Prior to joining the Bank, he was Executive Vice President, Director of National Operations, and Chief Information Officer for PaineWebber, Inc., New York, New York from 1985 to 1990.

                Kathleen J. Burke was appointed Executive Vice President and Personnel Relations Officer of the Parent and Executive Vice President of the Bank on April 22, 1992 and Group Executive Vice President of the Bank on April 27, 1992. From 1989 to 1992, Ms. Burke served as Executive Vice President of SPC and SPNB. She also served as Executive Vice President and Secretary of SPC and SPNB from May 1989 to June 1989, Senior Vice President and Secretary from April 1988 to May 1989, and First Vice President and Assistant Secretary from December 1987 to April 1988.

                The present term of office for each of the officers named above will expire on May 26, 1994 or on their earlier retirement, resignation, or removal. There is no family relationship between any such officers.

================================================================================
Item 11.  Executive Compensation
- --------------------------------------------------------------------------------

                Information concerning executive compensation is incorporated by reference from the text under the captions, "Corporate Governance-Director Remuneration, Retirement Policy and Attendance" and "Executive Compensation, Benefits and Related Matters" (excluding the material under the headings "Report of the Executive Personnel and Compensation Committee" and "Shareholder Return Performance Graph" therein) in the Proxy Statement for the May 26, 1994 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- --------------------------------------------------------------------------------

                Information concerning ownership of equity stock of the Parent by certain beneficial owners and management is incorporated by reference from the text under the caption, "Ownership of BAC Stock and Equivalents" in the Proxy Statement for the May 26, 1994 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------------------------------

                Information concerning certain relationships and related transactions with officers and directors is incorporated by reference from the text under the caption, "Executive Compensation, Benefits and Related Matters" in the Proxy Statement for the May 26, 1994 Annual Meeting of Shareholders.

PART IV

================================================================================
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------------

(a)(1)          The report of independent auditors and the following
Financial       consolidated financial statements of the Corporation are
Statements      incorporated herein by reference from the 1993 Annual Report to
                Shareholders; page number references are to the 1993 Annual
                Report to Shareholders.

                                                                            Page
                BankAmerica Corporation:
                   Report of Independent Auditors............................ 43
                   Consolidated Statement of Operations--
                      Years Ended December 31, 1993, 1992, and 1991.......... 44
                   Consolidated Balance Sheet--December 31, 1993 and 1992.... 45
                   Consolidated Statement of Cash Flows--Years Ended
                      December 31, 1993, 1992, and 1991...................... 46
                   Consolidated Statement of Changes in Stockholder's
                      Equity--Years Ended December 31, 1993, 1992, and 1991.. 47
                   Notes to Consolidated Financial Statements................ 48

- --------------------------------------------------------------------------------
(a)(2)          Schedules to the consolidated financial statements (Nos. I and
Financial       II of Rule 9-07) for which provision is made in the applicable
Statement       accounting regulation of the Securities and Exchange Commission
Schedules       (Regulation S-X) are inapplicable and, therefore, are not
                included.

                Financial statements and summarized financial information of unconsolidated subsidiaries or 50% or less owned persons accounted for by the equity method are not included as such subsidiaries do not, either individually or in the aggregate, constitute a significant subsidiary.

- --------------------------------------------------------------------------------
(a)(3) Exhibits

                                                                                      Incorporated by Reference From File
                                                                                              No. 1-7377:
                                                                                     --------------------------------------
                                                                                           Report on Form
                                                                                     --------------------------
                                                                                                  10-Q or 10-K
                                                                       Filed          8-K        for the Period    Exhibit
                No.    Description                                    Herewith       Dated           Ending           No.
                -----------------------------------------------------------------------------------------------------------
                3.a.   BankAmerica Corporation Certificate of                                       12/31/92         3(a)
                       Incorporation, as amended.

                3.b.   BankAmerica Corporation By-laws, as amended.
                       Exhibit 3(b) for the Parent's Form S-4
                       Registration Statement, filed as amended dated January 12, 1994 (File No. 33-51333) incorporated herein by reference.

================================================================================

                                                                                      Incorporated by Reference From File
                                                                                              No. 1-7377:
                                                                                     --------------------------------------
                                                                                           Report on Form
                                                                                     --------------------------
                                                                                                  10-Q or 10-K
                                                                       Filed          8-K        for the Period    Exhibit
                No.    Description                                    Herewith       Dated           Ending           No.
                -----------------------------------------------------------------------------------------------------------
                4.a.   The Parent and certain of its consolidated
                       subsidiaries have outstanding certain long-
                       term debt and subordinated capital notes.
                       See Notes 14 and 15 on pages 61 and 62
                       of the 1993 Annual Report to Shareholders.
                       None of such debt exceeds 10% of the total
                       assets of the Corporation; therefore, copies
                       of constituent instruments defining the
                       rights of holders of such debt are not
                       included as exhibits. The Parent agrees to
                       furnish copies of such instruments to the
                       Securities and Exchange Commission upon
                       request.

                4.b.   Rights Agreement dated as of April 11, 1988,                  4/11/88 &                          4
                       between the Parent and Manufacturers Hanover                    8/12/91                          4
                       Trust Company of California, as Rights Agent,
                       as amended.

                10.a.  BankAmerica Corporation Retirement Plan for                                    12/31/91       10(j)
                       Nonofficer Directors./a/

                10.b.  BankAmerica Corporation Deferred Compensation                                  12/31/92       10(b)
                       Plan for Directors./a/                                                          3/31/93          10

                10.c.  BankAmerica Corporation Deferred Compensation      X
                       Plan, as amended./a/

                10.d.  BankAmerica Corporation Senior Management          X
                       Incentive Plan (formerly the "Annual
                       Management Incentive Plan")./a/

                10.e.  Supplemental CareerAccounts Plan./a/                                            3/31/92       10(a)

                10.f.  BankAmerica Corporation Executive Programs                                      9/30/89       10(b)
                       Summary./a/

                10.g.  BankAmerica Corporation 1987 Management Stock                                  12/31/91       10(f)
                       Plan./a/

                10.h.  Management Incentive Stock Plan./a/                                            12/31/91       10(g)

                10.i.  1992 Management Stock Plan./a/                                                 12/31/91       10(h)

                10.j.  BankAmerica Corporation 1991 Stock Appreciation                                 6/30/92       10(a)
                       Rights Plan./a/

                10.k.  Employment agreement dated April 30, 1987                                      12/31/92       10(k)
                       between R.M. Rosenberg and the Parent and the
                       Bank, and Supplemental Benefits Agreement dated
                       as of November 21, 1985 between R.M. Rosenberg
                       and Seafirst and Seattle-First./a/

                10.l.  Employment Agreement effective June 8, 1987                                     3/31/92       10(j)
                       between Thomas E. Peterson and the Bank./a/

                10.m.  Security Pacific Corporation Stock-Based                                        3/31/92       10(e)
                       Incentive Award Plan./a/

- --------------------

/a/Management contract or compensatory plan, contract, or arrangement.

                                                                                   Incorporated by Reference From File
                                                                                             No. 1-7377:
                                                                                   ----------------------------------------
                                                                                         Report on Form
                                                                                   ---------------------------
                                                                                                10-Q or 10-K
                                                                       Filed         8-K       for the Period      Exhibit
                No.      Description                                  Herewith      Dated          Ending            No.
                -----------------------------------------------------------------------------------------------------------
                10.n.    Security Pacific Corporation Stock
                         Option Plan./a/                                                           3/31/92          10(f)

                11.      Computation of Earnings Per Common Share.       X

                12.a.    Ratios of Earnings to Fixed Charges and         X
                         Ratios of Earnings to Combined Fixed
                         Charges and Preferred Stock Dividends.

                12.b.    Historical and Pro Forma Combined Ratios        X
                         of Earnings to Fixed Charges and Ratios
                         of Earnings to Combined Fixed Charges and
                         Preferred Stock Dividends.

                13.      1993 Annual Report to Shareholders.             X
                         Portions not incorporated by reference
                         are furnished for informational purposes
                         and are not filed herewith.

                21.      BankAmerica Corporation Subsidiaries.           X

                23.      Consent of Ernst & Young.                       X

                24.      Powers of Attorney.                             X

                99.a.    Information concerning the agreement to                    2/1/94
                         merge Continental Bank Corporation with
                         and into BankAmerica Corporation.

                -------------------------
                /a/Management contract or compensatory contract, or arrangement.

- --------------------------------------------------------------------------------

(b)Reports on   During the fourth quarter of 1993, the Parent filed a report on
Form 8-K        Form 8-K dated October 20, 1993. The October 20, 1993 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Third Quarter
                Earnings." After the fourth quarter of 1993, the Parent filed reports on Form 8-K dated January 19, 1994, January 27, 1994, and March 11, 1994. The January 19, 1994 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Fourth Quarter
                Earnings." The January 27, 1994 report disclosed, pursuant to
                Items 5 and 7 of the report, Continental's agreement to merge with and into the Parent and a related stock option agreement to purchase Continental common stock dated as of January 27, 1994. The March 11, 1994 report disclosed, pursuant to Items 5 and 7 of the report, certain information regarding the pending
                Continental acquisition.

SIGNATURES

================================================================================
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 1994
                                                BANKAMERICA CORPORATION

                                                By  /s/ Joseph B. Tharp
                                                ------------------------------
                                                  (Joseph B. Tharp,
                                                  Executive Vice President
                                                  and Financial Controller)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                          Title

Principal Executive Officer and Director:

/s/ Richard M. Rosenberg                        Chairman of the Board and Chief
- -----------------------------------------       Executive Officer
        (Richard M. Rosenberg)

Principal Financial Officer and Director:

/s/ Lewis W. Coleman                            Vice Chairman of the Board and
- -----------------------------------------       Chief Financial Officer
         (Lewis W. Coleman)

Principal Accounting Officer:

/s/ Joseph B. Tharp                             Executive Vice President
- -----------------------------------------       and Finacial Controller
         (Joseph B. Tharp)

Directors:

JOSEPH F. ALIBRANDI*    Director        FRANK L. HOPE, JR.*      Director
PETER B. BEDFORD*       Director        LAWRENCE O. KITCHEN*     Director
ANDREW F. BRIMMER*      Director        IGNACIO E. LOZANO, JR.*  Director
RICHARD A. CLARKE*      Director        CORNELL C. MAIER*        Director
TIMM F. CRULL*          Director        WALTER E. MASSEY*        Director
C. R. DAHL*             Director        RUBEN F. METTLER*        Director
KATHLEEN FELDSTEIN*     Director        A. MICHAEL SPENCE*       Director
DONALD E. GUINN*        Director        JACQUES S. YEAGER*       Director
PHILIP M. HAWLEY*       Director


A majority of the members of the Board of Directors.

*By       /s/ Cheryl Sorokin
    ----------------------------------
    (Cheryl Sorokin, Attorney-in-Fact)

Dated: March 16, 1994

Other information about
BankAmerica Corporation may
be found it its Quarterly
Reports to Shareholders and its
Annual Report to Shareholders.
These reports, as well as additional
copies of this Form 10-K, may be
obtained from:

Corporate Public Relations #3124
Bank of America
P.O. Box 37000
San Francisco, CA 94137
















================================================================================







                 [BANKAMERICA CORPORATION LOGO APPEARS HERE]

                           BankAmerica Corporation


- --------------------------------------------------------------------------------

NL-9 2-94                                                             Recycled
                                   [Recycled paper logo appears here] Paper

================================================================================

                                                     Exhibit Index




                                                                            Incorporated by Reference From File
                                                                                        No. 1-7377:
                                                                        ----------------------------------------------
                                                                                  Reported on Form
                                                                         -------------------------------------
                                                                                                10-Q or 10-K
                                                                        Filed      8-K             for the     Exhibit
                 No.   Description                                     Herewith    Dated         Period Ending    No.
                 -----------------------------------------------------------------------------------------------------
                 3.a.  BankAmerica Corporation Cert-                                               12/31/92      3(a)
                       ificate of Incorporation, as
                       amended.

                 3.b.  BankAmerica Corporation By-laws,
                       as amended. Exhibit 3(b) for the
                       Parent's Form S-4 Registration
                       Statement filed as amended dated
                       January 12, 1994 (File No. 33-51333)
                       incorporated herein by reference.

                 4.a.  The Parent and certain of its consol-
                       idated subsidaries have outstanding
                       certain long-term debt and subord-
                       inated capital notes. See Notes 14
                       and 15 on pages 61 and 62 of the 1993
                       Annual Report to Shareholders. None
                       of such debt exceeds 10% of the total
                       assets of the Corporation; therefore,
                       copies of constituent instruments
                       defining the rights of holders of such
                       debt are not included as exhibits.
                       The Parent agrees to furnish copies of
                       such instruments to the Securities and
                       Exchange Commission upon request.

                 4.b.  Rights Agreement dated as of April 11,                      4/11/88 &                        4
                       1988, between the Parent and Manufac-                         8/12/91                        4
                       turers Hanover Trust Company of California,
                       as Rights Agent, as amended.

                 10.a. BankAmerica Corporation Retirement Plan                                     12/31/91     10(j)
                       for Nonofficer Directors./a/

                 10.b. BankAmerica Corporation Deferred                                            12/31/92     10(b)
                       Compensation Plan for Directors./a/                                          3/31/93        10

                 10.c. BankAmerica Corporation Deferred                   X
                       Compensation Plan, as amended./a/

                 10.d. BankAmerica Corporation Senior                     X
                       Management Incentive Plan (formerly
                       the "Annual Management Incentive
                       Plan")./a/

                 10.e. Supplemental Career Accounts Plan./a/                                        3/31/92     10(a)

                 10.f. BankAmerica Corporation Executive                                            9/30/89     10(b)
                       Programs Summary./a/

                 10.g. BankAmerica Corporation 1987 Management Stock
                       Plan./a/                                                                    12/31/91     10(f)

                 10.h. Management Incentive Stock Plan./a/                                         12/31/91     10(g)

                 10.i. 1992 Management Stock Plan./a/                                              12/31/91     10(h)

                 10.j. BankAmerica Corporation 1991 Stock                                           6/30/92     10(a)
                       Appreciation Rights Plan./a/

           ------------------------------
           /a/Management contract or compensatory plan, contract, or arrangement.

================================================================================

                                             Exhibit Index




                                                                     Incorporated by Reference From File
                                                                              No. 1-7377:
                                                                     -------------------------------------
                                                                           Report on Form
                                                                     ---------------------------
                                                                                  10-Q or 10-K
                                                         Filed         8-K       for the Period   Exhibit
No.        Description                                 Herewith       Dated          Ending          No.
- ----------------------------------------------------------------------------------------------------------
10.k.      Employment agreement dated April 30, 1987                               12/31/92         10(k)
           between R.M. Rosenberg and the Parent and
           the Bank, and Supplemental Benefits
           Agreement dated as of November 21, 1985
           between R.M. Rosenberg and Seafirst and
           Seattle-First./a/

10.l.      Employment Agreement effective June 8, 1987                              3/31/92         10(j)
           between Thomas E. Peterson and the Bank./a/

10.m.      Security Pacific Corporation Stock-Based                                 3/31/92         10(e)
           Incentive Award Plan./a/

10.n.      Security Pacific Corporation Stock Option                                3/31/92         10(f)
           Plan./a/

11.        Computation of Earnings Per Common Share.         X

12.a.      Ratios of Earnings to Fixed Charges and           X
           Ratios of Earnings to Combined Fixed
           Charges and Preferred Stock Dividends.

12.b.      Historical and Pro Forma Combined Ratios of       X
           Earnings to Fixed Charges and Ratios of
           Earnings to Combined Fixed Charges and
           Preferred Stock Dividends.

13.        1993 Annual Report to Shareholders.  Portions     X
           not incorporated by reference are furnished
           for informational purposes and are not filed
           herewith.

21.        BankAmerica Corporation Subsidiaries.             X

23.        Consent of Ernst & Young.                         X

24.        Powers of Attorney.                               X

99.a.      Information concerning the agreement to                      2/1/94
           merge Continental Bank Corporation with
           and into BankAmerica Corporation.


- ------------------------------------

/a/  Management contract or compensatory plan, contract, or arrangement.