Form 10-Q
period 1994-03-31
BANKAMERICA CORP
filed 1994-05-12
CIK 9672

           BankAmerica Corporation Analytical Review and Form 10-Q

               [Logo of BankAmerica Corporation Appears Here]

                                                                          1994
                                                                   1st Quarter

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the Quarterly Period Ended March 31, 1994

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


                       Commission file number: 1-7377

            Exact name of registrant as specified in its charter:
                           BankAmerica Corporation

        State or other jurisdiction of incorporation or organization:
                                  Delaware

                   I.R.S. Employer Identification Number:
                                 94-1681731

                   Address of principal executive offices:
                           Bank of America Center
                       San Francisco, California 94104

             Registrant's telephone number, including area code:
                                415-622-3530

            Former name, former address, and former fiscal year,
                        if changed since last report:
                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X    No
                                ------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $1.5625 par value ------ 350,028,862 shares outstanding on March 31, 1994.*

            *In addition, 8,788,337 shares were held in treasury.

- - --------------------------------------------------------------------------------
This document serves both as an analytical review for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of
BankAmerica Corporation to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or to pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with the consolidated financial statements and notes thereto included in BankAmerica
Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

CONTENTS

=============================================================================================
Part I           Item 1.
Financial        Financial Statements:
Information          Consolidated Statement of Operations.................................  2
                     Consolidated Balance Sheet...........................................  3
                     Consolidated Statement of Cash Flows.................................  4
                     Consolidated Statement of Changes in Stockholders' Equity............  5
                     Notes to Consolidated Financial Statements...........................  6

                 Item 2.
                 Management's Discussion and Analysis:
                     Highlights........................................................... 13
                     Business Sectors..................................................... 15
                     Results of Operations:
                       Net Interest Income................................................ 18
                       Noninterest Income................................................. 18
                       Noninterest Expense................................................ 20
                       Income Taxes....................................................... 20
                     Balance Sheet Analysis............................................... 21
                       Overview of Loan Portfolio......................................... 22
                         Domestic Consumer Loans.......................................... 23
                         Domestic Commercial Loans........................................ 24
                         Foreign Loans.................................................... 25
                       Restructuring Country Debt......................................... 26
                     Credit Risk Management:
                       Allowance for Credit Losses........................................ 28
                       Nonaccrual Assets, Restructured Loans, and
                         Loans Past Due 90 Days or More and Still Accruing Interest....... 30
                     Foreign Exchange and Other Derivatives............................... 34
                     Funding and Capital:
                       Liquidity.......................................................... 36
                       Capital............................................................ 36
                       Interest Rate Risk Management...................................... 38
- - ---------------------------------------------------------------------------------------------

Part II          Item 6.
Information      Exhibits and Reports on Form 8-K......................................... 40

                 Signatures............................................................... 41
=============================================================================================

FINANCIAL STATEMENTS


BANKAMERICA CORPORATION AND SUBSIDIARIES

Consolidated Statement of Operations

=====================================================================================
                                           1994                1993
                                        -------  ------------------------------------
(dollar amounts in millions,              First    Fourth    Third   Second    First
except per share data)                  Quarter   Quarter  Quarter  Quarter  Quarter
- - --------------------------------------------------------------------------------------
Interest Income
Loans, including fees                    $2,206   $2,329   $2,345   $2,360   $2,429
Interest-bearing deposits in banks           56       54       49       45       46
Federal funds sold                           13        6       12       11        6
Securities purchased under resale
  agreements                                 72       54       51       37       32
Trading account assets                      111      102      111       83       76
Available-for-sale and
  held-to-maturity securities               355      331      377      345      336
- - --------------------------------------------------------------------------------------
  Total interest income                   2,813    2,876    2,945    2,881    2,925
Interest Expense
Deposits                                    697      715      732      737      787
Federal funds purchased                       3        4        3        4        5
Securities sold under repurchase
  agreements                                 79       46       55       33       24
Other short-term borrowings                  61       56       51       45       49
Long-term debt                              169      177      184      180      186
Subordinated capital notes                   10       13       39       30       31
- - --------------------------------------------------------------------------------------
  Total interest expense                  1,019    1,011    1,064    1,029    1,082
- - --------------------------------------------------------------------------------------
  Net interest income                     1,794    1,865    1,881    1,852    1,843

Provision for credit losses                 125      150      178      227      248
- - --------------------------------------------------------------------------------------
  Net interest income after
   provision for credit losses            1,669    1,715    1,703    1,625    1,595
Noninterest Income
Deposit account fees                        294      302      306      301      289
Credit card fees                             82       95       88       89       82
Trust fees                                   67       72       74       77       71
Other fees and commissions                  266      268      275      272      268
Trading income                               74      101      132      172      164
Net securities gains                         20       16       14       13       18
Net gain on sales of assets                  45       45       17       17       27
Other income                                155      220      101      117      170
- - --------------------------------------------------------------------------------------
  Total noninterest income                1,003    1,119    1,007    1,058    1,089
Noninterest Expense
Salaries                                    710      729      744      703      710
Employee benefits                           158      138      140      145      150
Occupancy                                   165      182      172      167      163
Equipment                                   146      174      145      151      140
Amortization of intangibles                 105      115      100       74      132
Communications                               78       81       82       85       82
Regulatory fees and related
  expenses                                   70       74       72       79       84
Professional services                        58       73       63       72       60
Other expense                               294      408      330      350      314
- - --------------------------------------------------------------------------------------
  Total noninterest expense               1,784    1,974    1,848    1,826    1,835
- - --------------------------------------------------------------------------------------
  Income before income taxes                888      860      862      857      849
Provision for income taxes                  375      364      376      369      365
- - --------------------------------------------------------------------------------------
     Net Income                          $  513   $  496   $  486   $  488   $  484
- - -----------------------------------------=============================================
Earnings per common and common
  equivalent share                       $ 1.27   $ 1.21   $ 1.19   $ 1.20   $ 1.19
Earnings per common share-assuming
  ful1 dilution                          $ 1.26   $ 1.21   $ 1.18   $ 1.19   $ 1.19
- - --------------------------------------------------------------------------------------
Dividends declared per common share      $ 0.40   $ 0.35   $ 0.35   $ 0.35   $ 0.35
======================================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

========================================================================================================
                                                        1994                   1993
                                                    --------   -----------------------------------------
(in millions)                                       March 31    Dec. 31   Sept. 30    June 30   March 31
- - --------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                             $ 10,455   $ 10,482   $ 10,410   $ 10,989   $ 10,788
Interest-bearing deposits in banks                     3,978      2,988      2,646      2,446      2,195
Federal funds sold                                     2,549      2,050      2,036      2,561      1,082
Securities purchased under resale agreements           5,995      3,549      2,393      2,426        742
Trading account assets                                 6,648      6,866      7,845      5,783      5,126
Available-for-sale securities                          9,413      3,282      3,515      3,491      6,228
Held-to-maturity securities                           11,979     16,415     16,810     16,207     15,896

Loans                                                123,406    126,379    125,660    125,621    125,377
Less: Allowance for credit losses                      3,445      3,508      3,715      3,781      3,903
- - --------------------------------------------------------------------------------------------------------
  Net loans                                          119,961    122,871    121,945    121,840    121,474

Premises and equipment, net                            3,664      3,631      3,584      3,585      3,535
Customers' acceptance liability                          801        851        847        699        720
Accrued interest receivable                            1,030        982      1,020      1,002      1,064
Other real estate owned                                  553        517        589        512        522
Assets pending disposition                             1,124      1,345      1,606      1,795      2,585
Goodwill, net                                          3,931      3,973      4,097      4,141      4,285
Identifiable intangibles, net                          2,133      2,191      2,249      2,262      2,329
Unrealized gains on off-balance-sheet instruments      7,441         --         --         --         --
Other assets                                           5,557      4,940      5,517      5,727      5,627
- - --------------------------------------------------------------------------------------------------------
    Total Assets                                    $197,212   $186,933   $187,109   $185,466   $184,198
- - ----------------------------------------------------====================================================
Liabilities and Stockholders' Equity
Deposits in domestic offices:
  Interest-bearing                                  $ 88,139   $ 89,134   $ 90,774   $ 92,051   $ 95,165
  Noninterest-bearing                                 30,920     31,578     31,560     31,190     28,997
Deposits in foreign offices:
  Interest-bearing                                    22,034     19,608     17,272     16,759     14,734
  Noninterest-bearing                                  1,496      1,298      1,363      1,409      1,384
- - --------------------------------------------------------------------------------------------------------
  Total deposits                                     142,589    141,618    140,969    141,409    140,280
Federal funds purchased                                  270        220        602        724        336
Securities sold under repurchase agreements            6,910      4,229      3,465      2,206      1,564
Other short-term borrowings                            3,628      3,523      3,083      2,539      2,320
Acceptances outstanding                                  801        851        847        699        720
Accrued interest payable                                 529        505        548        542        502
Unrealized losses on off-balance-sheet instruments     7,129         --         --         --         --
Other liabilities                                      4,059      4,728      5,849      5,045      6,033
Long-term debt                                        13,828     13,508     14,008     14,409     14,310
Subordinated capital notes                               606        607        933      1,459      2,071
- - --------------------------------------------------------------------------------------------------------
  Total liabilities                                  180,349    169,789    170,304    169,032    168,136

Stockholders' Equity
Preferred stock                                        2,979      2,979      2,979      2,979      2,979
Common stock                                             561        560        559        556        554
Additional paid-in capital                             7,130      7,118      7,094      7,025      6,954
Retained earnings                                      6,807      6,502      6,187      5,888      5,587
Net unrealized losses on available-for-sale
 securities                                            (252)        --         --         --         --
Common stock in treasury, at cost                      (362)       (15)       (14)       (14)       (12)
- - --------------------------------------------------------------------------------------------------------
  Total stockholders' equity                         16,863     17,144     16,805     16,434     16,062
- - --------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity    $197,212   $186,933   $187,109   $185,466   $184,198
- - ---------------------------------------------------=====================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

===============================================================================
                                                    Three Months Ended March 31
                                                    ---------------------------
(in millions)                                                  1994        1993
- - -------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                  $   513     $   484
Adjustments to net income to arrive at net cash provided
 by operating activities:
  Provision for credit losses                                   125         248
  Net gain on sales of assets                                   (45)        (27)
  Net amortization of loan fees and discounts                   (26)        (62)
  Depreciation and amortization of premises and equipment       120         107
  Amortization of intangibles                                   105         132
  Provision for deferred income taxes                           140         209
  Change in assets and liabilities net
    of effects from acquisitions, consolidations,
    divestitures, and pending dispositions:
      Increase in accrued interest receivable                   (48)        (37)
      Increase (decrease) in accrued interest payable            24         (21)
      Increase in trading account assets                       (493)     (1,651)
      Increase in current income taxes payable                  243         140
  Deferred fees received from lending activities                 36          34
  Other, net                                                   (673)      1,165
- - -------------------------------------------------------------------------------
    Net cash provided by operating activities                    21         721
Cash Flows from Investing Activities
Activity in available-for-sale securities:
  Sales proceeds                                                599         647
  Maturities, prepayments, and calls                          1,424         743
  Purchases                                                  (1,673)       (818)
Activity in held-to-maturity securities:
  Maturities, prepayments, and calls                            767       1,243
  Purchases                                                    (646)     (2,812)
Proceeds from sales of loans                                    524         287
Purchases of loans                                             (130)       (170)
Purchases of premises and equipment                            (159)       (210)
Proceeds from sales of other real estate owned                   90          99
Net cash provided (used) by:
  Loan originations and principal collections                  (162)      1,746
  Interest-bearing deposits in banks                           (992)          1
  Federal funds sold                                           (499)        406
  Securities purchased under resale agreements               (2,446)      2,098
Cash used by acquisitions                                         -         (25)
Cash provided by acquisitions                                     -         131
Proceeds from liquidations of assets pending disposition        117         269
Other, net                                                        5         340
- - -------------------------------------------------------------------------------
  Net cash provided (used) by
   investing activities                                      (3,181)      3,975
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                        873         955
Principal payments and retirements of long-term debt and
  subordinated capital notes                                   (898)       (947)
Proceeds from issuance of common stock                            9         125
Treasury stock acquired                                        (347)         (3)
Common stock dividends                                         (143)       (124)
Preferred stock dividends                                       (60)        (60)
Net cash provided (used) by:
 Deposits                                                       968      (5,939)
 Federal funds purchased                                         50         (81)
 Securities sold under repurchase agreements                  2,681         638
 Other short-term borrowings                                    105         242
Cash used by disposition of liabilities of deconsolidated
 subsidiaries and operations                                    (59)       (128)
Other, net                                                      (50)       (431)
- - -------------------------------------------------------------------------------
  Net cash provided (used) by financing activities            3,129      (5,753)
Effect of exchange rate changes on cash and due from banks        4          (3)
- - -------------------------------------------------------------------------------
   Net decrease in cash and due from banks                      (27)     (1,060)
Cash and due from banks at beginning of period               10,482      11,848
- - -------------------------------------------------------------------------------
     Cash and Due from Banks at End of Period               $10,455     $10,788
- - -----------------------------------------------------------====================


See notes to consolidated financial statements

BANKAMERICA CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

==============================================================================
                                  1994                    1993
                               -------   -------------------------------------
                                 First    Fourth     Third    Second     First
(in millions)                  Quarter   Quarter   Quarter   Quarter   Quarter
- - ------------------------------------------------------------------------------

Preferred Stock
Balance, beginning and end
 of quarter                    $ 2,979   $ 2,979   $ 2,979   $ 2,979   $ 2,979

Common Stock
Balance, beginning of quarter      560       559       556       554       545
Common stock issued                  1         1         3         2         9
- - ------------------------------------------------------------------------------
  Balance, end of quarter          561       560       559       556       554

Additional Paid-In Capital
Balance, beginning of quarter    7,118     7,094     7,025     6,954     6,690
Common stock issued                 12        24        69        71       264
- - ------------------------------------------------------------------------------
  Balance, end of quarter        7,130     7,118     7,094     7,025     6,954

Retained Earnings
Balance, beginning of quarter    6,502     6,187     5,888     5,587     5,283
Net income                         513       496       486       488       484
Common stock dividends            (143)     (125)     (124)     (124)     (124)
Preferred stock dividends          (60)      (60)      (61)      (60)      (60)
Foreign currency translation
 adjustments, net of related
 income taxes                       (5)        4        (2)       (3)        4
- - ------------------------------------------------------------------------------
  Balance, end of quarter        6,807     6,502     6,187     5,888     5,587

Net Unrealized Losses on
 Available-for-Sale Securities
Balance, beginning of quarter       --        --        --        --        --
Effect of adoption of SFAS No.
 115, net of related income
 taxes                             (15)       --        --        --        --
Valuation adjustments, net
 of related income taxes          (237)       --        --        --        --
- - ------------------------------------------------------------------------------
  Balance, end of quarter         (252)       --        --        --        --

Common Stock in Treasury, at Cost
Balance, beginning of quarter      (15)      (14)      (14)      (12)       (9)
Treasury stock transctions        (347)       (1)       --        (2)       (3)
- - ------------------------------------------------------------------------------
  Balance, end of quarter         (362)      (15)      (14)      (14)      (12)
- - ------------------------------------------------------------------------------
    Total Stockholders' Equity $16,863   $17,144   $16,805   $16,434   $16,062
- - -------------------------------===============================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION SUBSIDIARIES
Notes to Consolidated Financial Statements
================================================================================

Note 1.            The unaudited consolidated financial statements of
Financial          BankAmerica Corporation and subsidiaries (the Corporation)
Statement          are prepared in conformity with generally accepted accounting
Presentation       principles for interim financial information, the
                   instructions to Form 10-Q, and Rule 10-01 of Regulation S-X.
                   In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in BankAmerica Corporation's (the Parent)
                   Annual Report on Form 10-K for the year ended December 31,
                   1993.

                   The unaudited consolidated financial statements of the Corporation include the accounts of the Parent and companies in which more than 50 percent of the voting stock is owned directly or indirectly by the Parent, including Bank of America NT&SA (the Bank), Seafirst Corporation, and other banking and nonbanking subsidiaries. The revenues, expenses, assets, and liabilities of the subsidiaries are included in the respective line items in the unaudited consolidated financial statements after elimination of intercompany accounts and transactions.

                   Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and Financial Accounting Standards Board Interpretation No. 39 (FIN 39), "Offsetting of Amounts Related to Certain Contracts." For information on the adoption of this Statement and Interpretation, refer to Notes 4 and 5 on pages 8 and 9, respectively, in the Notes to Consolidated Financial Statements.

                   Certain amounts in prior periods have been reclassified to conform to the current presentation.

- - --------------------------------------------------------------------------------

Note 2.            Pursuant to the Restated Agreement and Plan of Merger (the
Acquisition of     Agreement) dated as of January 27, 1994, Continental Bank
Continental Bank   Corporation (Continental) will be merged with and into the
Corporation        Parent (the Continental Acquisition.) The purchase price
                   includes an estimated 21.25 million shares of the Parent's common stock and $939 million in cash, subject to adjustment and termination in certain circumstances, including movements in the Parent's average stock price beyond certain levels. Based on the Parent's closing stock price on January 27, 1994, the total value of the common stock and cash to be issued would be approximately $1.9 billion. Holders of Continental common stock may elect to receive either cash or the Parent's common stock, subject to certain limitations.

                   In addition, each share of Continental's Adjustable Rate Preferred Stock, Series 1 and 2 that is outstanding immediately prior to the consummation of the Continental Acquisition (excluding shares held by holders of the Series 2 stock, if any, exercising appraisal rights), will be converted, respectively, into one share of Adjustable Preferred Stock, Series 1 and 2 of the Parent, having substantially the same terms. Based on January 27, 1994 market value information, the estimated value of the Parent's preferred stock to be issued in connection with the Continental Acquisition would have been $415 million if it had been issued at that date.

================================================================================

                   The Parent also entered into a stock option agreement with Continental dated as of January 27, 1994, whereby the Parent was granted an option to purchase up to 10.2 million shares of Continental common stock (approximately 19.9 percent of its outstanding shares) at a price of $37.50 per share. The option is exercisable in certain circumstances, including the purchase by a third party of more than 20 percent of Continental shares or Continental's agreement to an alternative transaction with a third party. If either of such events occur within eighteen months after the termination of the Agreement, Continental would be obligated to pay the Parent the greater of $60 million or 3 percent of the value of such alternative transaction.

                   Continental is a Delaware corporation organized in 1968 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Continental's principal subsidiary is Continental Bank N.A. Continental provides an extensive range of commercial banking services, primarily in the Midwest but also throughout the United States and in various overseas markets. Through its subsidiaries, Continental provides business financing, specialized financial and operating services, and private banking services. Continental also engages in equity finance and investing, as both principal and arranger, and international trading.

                   The Continental Acquisition will be recorded by the Parent using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." Under this method of accounting, the purchase price will be allocated to assets acquired and liabilities assumed based on their estimated fair values at consummation of the Continental Acquisition. The completion of this transaction is conditioned upon approval by Continental's shareholders and certain other conditions, including regulatory approvals. While the precise date of the Continental Acquisition closing cannot be determined with certainty, the parties presently anticipate that (assuming the normal approval process is not impeded) the closing will take place in the third quarter of 1994.

                   In February 1994, the Parent began to implement its previously announced plan to repurchase approximately $500 million of its common stock in connection with the Continental Acquisition. As of March 31, 1994, the Parent had repurchased 8.2 million shares of its common stock on the open market for $345 million.

- - --------------------------------------------------------------------------------

Note 3.            During the three-month periods ended March 31, 1994 and 1993,
Supplemental       the Corporation made interest payments on deposits and other
Disclosure of Cash interest-bearing liabilities of $995 million and $1,077
Flow Information   million, respectively, and received net income tax refunds of
                   $11 million and made net income tax payments of $16 million, respectively.

                   Foreclosures totaled $147 million and $231 million for the three-month periods ended March 31, 1994 and 1993, respectively.

                   During the first quarter of 1993, management determined that certain subsidiaries that were held for disposition as of year-end 1992, including Bank of America (Asia) Limited, formerly Security Pacific Asia Bank, Ltd. (SPABL), a former subsidiary of Security Pacific Corporation (SPC), would not be sold. Accordingly, assets and liabilities of these subsidiaries, including $329 million of available-for-sale securities, $1,950 million of loans, and $1,249 million of deposits, were consolidated in the Corporation's financial statements effective January 1, 1993.

BANKAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidaetd Financial Statements continued
================================================================================

Note 4.            SFAS No. 115 was adopted by the Corporation effective January
Certain            1, 1994. SFAS No. 115 requires debt securities for which the
Investments in     Corporation has the positive intent and ability to hold to
Debt and           maturity to be classified as held-to-maturity securities and
Equity Securities  reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term will continue to be classified as trading account assets and reported at their fair values with unrealized gains and losses included in earnings. Other debt and equity securities for which the Corporation does not have the positive intent and ability to hold to maturity and that are not considered to be part of trading-related activities are classified as available-for-sale securities and reported at their fair values, with unrealized gains and losses reported on a net-of-tax basis as a separate component of stockholders' equity. Prior-period amounts have not been restated since SFAS No. 115 does not allow retroactive application.

                   Upon adoption of SFAS No. 115, $5.6 billion of securities previously classified as held-to-maturity securities with a market value of $5.7 billion were transferred to available-for-sale securities. In addition, certain debt-restructuring par bonds and other instruments issued by the governments of certain countries, most notably Mexico and Venezuela, were reclassified from loans to either available-for-sale or held-to-maturity securities. Debt-restructuring par bonds and other instruments with a carrying value of $1.2 billion and a market value of $1.0 billion at December 31, 1993 were reclassified to held-to-maturity securities, and debt-restructuring par bonds and other instruments with a carrying value of $1.3 billion and a market value of $1.0 billion at December 31, 1993 were reclassified to available-for-sale securities.

                   The fair values and amortized costs of available-for-sale and held-to-maturity securities are as follows:

                                   Available-for-Sale       Held-to-Maturity
                                       Securities              Securities
                                  -------------------    ---------------------
                                    Fair    Amortized       Fair     Amortized
(in millions)                      Value         Cost      Value          Cost
- - ------------------------------------------------------------------------------
March 31, 1994                    $9,413       $9,849    $11,976       $11,979
December 31, 1993                  3,405        3,282     16,802        16,415
September 30, 1993                 3,688        3,515     17,357        16,810
June 30, 1993                      3,675        3,491     16,730        16,207
March 31, 1993                     6,429        6,228     16,383        15,896

                   During the three-month period ended March 31, 1994, the Corporation sold available-for-sale securities for aggregate proceeds of $599 million resulting in gross realized gains of $21 million and gross realized losses of $1 million. During the three-month period ended March 31, 1993, the Corporation sold available-for-sale securities for aggregate proceeds of $647 million, resulting in gross realized gains of $18 million and no gross realized losses. There were no sales of held-to-maturity securities during the three-month periods ended March 31, 1994 and 1993.

                   During the three-month period ended March 31, 1994, trading income included a net unrealized holding loss on trading securities of $58 million, excluding the net unrealized trading results of the Parent's securities broker subsidiaries, which are not subject to the requirements of SFAS No. 115.

================================================================================
Note 5.            FIN 39 was prospectively adopted by the Corporation effective
Offsetting of      January 1, 1994. FIN 39 requires unrealized gains on forward,
Amounts Related    swap, option, and other conditional or exchange contracts to
to Certain         be recorded as assets and unrealized losses on these
Contracts          contracts be recorded as liabilities. However, unrealized
                   gains and losses may be netted where right of set-off criteria are met or contracts are executed under legally enforceable master netting agreements with counterparties.
                   Beginning in the first quarter of 1994, the Corporation netted unrealized gains and losses to the extent allowed by FIN 39. Prior to January 1, 1994, unrealized gains and losses were recorded on the consolidated balance sheet on a net basis for most products, primarily in trading account assets and other liabilities. At December 31, 1993, net unrealized gains and net unrealized losses were $0.9 billion and $0.7 billion, respectively. Upon adoption of FIN 39, the gross unrealized gains and gross unrealized losses included in these amounts were reclassified to unrealized gains on off-balance-sheet instruments and unrealized losses on off-balance-sheet instruments, respectively.

- - --------------------------------------------------------------------------------
Note 6.            The following is a summary of assets pending disposition:
Assets Pending
Disposition

                                                                 1994                    1993
                                                             --------    -------------------------------------
(in millions)                                                March 31    Dec. 31  Sept. 30  June 30   March 31
- - --------------------------------------------------------------------------------------------------------------
  Merger-related assets pending disposition:/a/
   Assets under contract to sell to MSREF/b/                   $    -     $    -    $    -   $    -     $  723
   Loans held pending disposition:
    Domestic commercial:
     Commercial and industrial                                      3          3         3       81        143
     Loans secured by real estate                                  28         28        63       79         74
     Construction and development loans secured
      by real estate                                               27         32        91      117        131
     Other                                                          -          -         2        2          2
- - --------------------------------------------------------------------------------------------------------------
      Total domestic commercial                                    58         63       159      279        350
    Foreign                                                        57         77        99      181        179
- - --------------------------------------------------------------------------------------------------------------
       Total loans held pending disposition/c/                    115        140       258      460        529
   Other real estate owned                                         23         35       118      167        129
   Other assets/d/                                                180        243       292      369        505
- - --------------------------------------------------------------------------------------------------------------
        Total merger-related assets pending
         disposition                                              318        418       668      996      1,886
  Restructuring-country-related assets/e/                         181        196         -        -          -
  Loans held for sale in the normal course of business:
   Domestic:
    Consumer-residential first mortgages                          138        177       316      390        313
    Commercial and industrial                                     487        554       622      409        386
- - --------------------------------------------------------------------------------------------------------------
        Total loans held for sale in the normal
         course of business                                       625        731       938      799        699
- - --------------------------------------------------------------------------------------------------------------
           Total Assets Pending
            Disposition                                        $1,124     $1,345    $1,606   $1,795     $2,585
- - ---------------------------------------------------------------===============================================

/a/Consists primarily of former assets of SPC that were identified for accelerated disposition as they were not deemed essential to the operating goals of the Corporation.

/b/This balance includes certain merger-related assets pending disposition at the following estimated net realizable values at March 31, 1993: commercial and industrial loans of $13 million, loans secured by real estate of $176 million, construction and development loans secured by real estate of $442 million, other real estate owned of $88 million, and other assets of $4 million. These assets were sold on June 30, 1993 to a partnership controlled by The Morgan Stanley Real Estate Fund, L.P. (MSREF).

/c/Includes loans of $103 million, $123 million, $192 million, $402 million, and $457 million at March 31, 1994, December 31, 1993, September 30, 1993, June 30, 1993, and March 31, 1993, respectively, that would have been on nonaccrual status if they had been included in the Corporation's loan outstandings.

/d/Includes subsidiaries and operations pending disposition of $96 million, $137 million, $138 million, $175 million, and $300 million at March 31, 1994, December 31, 1993, September 30, 1993, June 30, 1993, and March 31, 1993,
   respectively.

/e/Represents assets that would have been on nonaccrual status if they had been included in the Corporation's loan outstandings and interest-bearing deposits in banks.

BANKAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidaetd Financial Statements continued
================================================================================

                   Other noninterest income for the three months ended March 31, 1993 included $38 million of previously unrecognized post-merger 1992 earnings of SPABL. Prior to January 1, 1993, SPABL was included in assets pending disposition; however, in the first quarter of 1993, management decided to retain SPABL. Accordingly, effective January 1, 1993, this subsidiary was consolidated in the Corporation's financial statements.

- - --------------------------------------------------------------------------------

Note 7.            The following is a summary of the components of income tax
Income Taxes       expense:

                                 1994               1993
                              -------  ----------------------------------
                                First   Fourth    Third   Second    First
(in millions)                 Quarter  Quarter  Quarter  Quarter  Quarter
- - -------------------------------------------------------------------------
PROVISION FOR INCOME TAXES
Federal                          $269     $260     $261     $251     $251
State and local                    72       75       77       77       76
Foreign                            34       29       38       41       38
- - -------------------------------------------------------------------------
                                 $375     $364     $376     $369     $365
- - ---------------------------------========================================

                   The income tax provision for the first quarter of 1994 reflected the Corporation's estimated annual effective income tax rate of 42.2 percent, down from the annual effective income tax rate of 43.0 percent for 1993. The 1994 effective income tax rate is higher than the combined federal and state statutory tax rate of 40 percent due principally to the amortization of nondeductible goodwill.

- - --------------------------------------------------------------------------------

Note 8.            Earnings per common share have been computed based on the
Earnings per       following:
Common Share

                                          1994                       1993
                                       -------    ------------------------------------------
(dollar amounts in millions,             First      Fourth      Third      Second      First
number of shares in thousands)         Quarter     Quarter    Quarter     Quarter    Quarter
- - --------------------------------------------------------------------------------------------
Net income applicable to
 common stock                             $453        $436       $425        $428       $424
Average number of common
 shares outstanding                    355,749     357,629    356,567     354,795    351,436
Average number of common
 and common equivalent
 shares outstanding                    357,569     359,547    358,835     357,315    355,022
Average number of common
 shares outstanding-assum-
 ing full dilution                     363,049     365,360    364,315     362,797    360,504

- - --------------------------------------------------------------------------------

Note 9.            In the ordinary course of business, the Corporation enters
Off-Balance-       into various types of transactions that involve contracts and
Sheet              financial instruments with off-balance-sheet risk. The
Transactions       following table is a summary of the aggregate contractual
                   amounts for each significant class of credit-related financial instrument outstanding. The contractual amounts of these instruments represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless.

                                  1994                      1993
                              --------     ---------------------------------------
(in millions)                 March 31     Dec. 31   Sept. 30   June 30   March 31
- - ----------------------------------------------------------------------------------
Commitments to extend
 credit:
 Unutilized credit card
  lines                        $24,110     $23,437    $24,069   $23,337    $23,031
 Other commitments to
  extend credit/a/              60,690      57,227     57,233    55,562     55,798
Standby letters of
 credit and financial
 guarantees/b/                  11,640      13,323     11,605    11,682     12,007
Commercial letters of
 credit                          3,438       3,124      2,902     2,841      2,223
==================================================================================

/a/Represents agreements to extend credit to a customer for which the Corporation may have received fees. These commitments have specified interest rates, generally have fixed expiration dates, and may be terminated by the Corporation if certain conditions of the contract are violated.

/b/Net of participations sold of $4,032 million at March 31, 1994, $2,076 million at December 31, 1993, $1,980 million at September 30, 1993, $2,054 million at June 30, 1993, and $2,087 million at March 31, 1993.

===============================================================================

                   The tables below summarize the credit risk and notional or contract amounts associated with the Corporation's off-balance-sheet trading and asset and liability management activities for each significant class of foreign exchange contracts and derivative contracts outstanding. The credit risk amounts represent the Corporation's exposure to potential loss on these transactions if all counterparties failed to perform according to the terms of the contract and the value of any existing collateral became worthless, based on then-current currency exchange and interest rates at each respective date. The notional or contract amounts of these transactions represent the face or principal value upon which calculations of amounts to be exchanged are based. They do not represent the potential for gain or loss associated with the market risk or credit risk of such transactions.

                                      1994                   1993
                                  --------   -------------------------------------
(in millions)                     March 31   Dec. 31  Sept. 30   June 30  March  31
- - -----------------------------------------------------------------------------------
CREDIT RISK AMOUNTS/a/
Foreign exchange contracts          $6,441    $4,633    $6,056    $8,256     $7,625
Interest rate swaps                  5,646     6,848     7,270     6,587      6,384
Currency swaps                       1,988     1,841     1,987     1,951      1,916
Futures and forward contracts-
 commitments to purchase               104         8        12        15         10
Futures and forward contracts-
 commitments to sell                    40        36        54        73         46
Interest rate options written            -         -         -         -          -
Interest rate options purchased        307       358       379       295        264
- - -----------------------------------------------------------------------------------

/a/ Without regard to legally enforceable master netting agreements.

                                      1994                   1993
                                  --------  ---------------------------------------
(in millions)                     March 31   Dec. 31  Sept. 30   June 30  March  31
- - -----------------------------------------------------------------------------------
NOTIONAL OR CONTRACT AMOUNTS
Foreign exchange contracts        $571,849  $443,298  $475,041  $445,813   $409,230
Interest rate swaps                268,390   233,359   232,261   207,179    190,855
Currency swaps                      22,859    22,866    24,150    23,962     22,923
Futures and forward contracts-
 commitments to purchase            85,891    75,413    83,130    69,902     79,437
Futures and forward contracts-
 commitments to sell                97,084    81,986    84,131    85,934     80,640
Interest rate options written       27,528    29,576    26,672    25,707     22,162
Interest rate options purchased     35,327    35,466    39,794    42,502     32,231

                   The Corporation conducts securities lending transactions for certain customers and, at times, indemnifies these customers against various losses. All securities lending transactions are collateralized by U.S. government or federal agency securities, cash, or letters of credit with total market value equal to or in excess of the market value of the securities loaned. In the event of customer default combined with a decline in the value of the associated collateral, the Corporation may be exposed to risk of loss. The Corporation was indemnifying securities lending transactions totaling $6,691 million, $5,133 million, $2,562 million, $2,756 million, and $3,952 million at March 31, 1994, December 31, 1993, September 30, 1993, June 30, 1993, and March 31, 1993,
                   respectively, and was holding associated collateral totaling $6,825 million, $5,185 million, $2,604 million, $2,793 million, and $3,985 million, at March 31, 1994, December 31, 1993, September 30, 1993, June 30, 1993, and March 31, 1993,
                   respectively.

================================================================================


                    [THIS PAGE INTENTIONALLY LEFT BLANK]

MANAGEMENT'S DISCUSSION AND ANALYSIS

Highlights
================================================================================

                   The following is a summary of first-quarter 1994 financial information for BankAmerica Corporation and subsidiaries (the Corporation).

                   . The Corporation reported first-quarter 1994 earnings per share of $1.27, based on net income of $513 million. Earnings per share for the first-quarter of 1993 were $1.19, based on net income of $484 million.

                   . The Corporation's results of operations reflected its diverse franchise. The three strongest business-sector contributors to the Corporation's first-quarter 1994 earnings were Large Corporate and Foreign Banking, California Consumer Banking, and Seafirst Corporation. For more information on the Corporation's business sectors, refer to the Business Sectors section on page 15.

                   . The Corporation maintained a strong focus on controlling operating expenses. Total noninterest expense for the first quarter of 1994 was at its lowest level since the merger with Security Pacific Corporation (the Merger).

                   . Average loan outstandings, adjusted for certain reclassifications, were $0.2 billion higher in the first quarter of 1994 than in the previous quarter, largely reflecting growth in the domestic consumer sector.

                   . The Corporation's credit quality continued to improve. Total nonaccrual assets decreased $388 million, or 13 percent, from December 31, 1993 to March 31, 1994. In addition, net credit losses for the first quarter of 1994 decreased $142 million, or 45 percent, from the amount reported in the first quarter last year. This improvement in credit quality allowed the Corporation to reduce its first-quarter 1994 provision for credit losses by $123 million from the amount reported in the same period last year.

                   . In connection with the pending acquisition of Continental Bank Corporation (Continental), BankAmerica Corporation (the Parent) began to implement its previously announced plan to repurchase approximately $500 million of its common stock. As of March 31, 1994, the Parent had completed approximately 70 percent of its goal by repurchasing 8.2 million shares of its common stock on the open market.

                   Recent moves by the Federal Reserve system to tighten monetary policy and reduce the likelihood of increased inflation by pushing up short-term interest rates are expected to have a moderating effect on domestic economic expansion for the rest of 1994. However, economic growth is still expected in the U.S., including areas in which the Corporation has a substantial retail presence, such as the Pacific Northwest and the Southwest. In addition, certain economic indicators in California, the Corporation's most significant market, have shown signs of improvement which, if sustained, will indicate the beginning of a recovery. Modest global economic growth is also anticipated for the remainder of 1994, which is expected to improve the conditions in certain foreign regions in which the Corporation does business, including Europe and Japan.

================================================================================

Financial Highlights
- - --------------------------------------------------------------------------------

                                        1994                            1993
                                     -------       -------------------------------------------------
(dollar amounts in millions,           First        Fourth         Third        Second         First
 except per share data)/a/           Quarter       Quarter       Quarter       Quarter       Quarter
- - ----------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                     $  2,813      $  2,876      $  2,945      $  2,881      $  2,925
Interest expense                       1,019         1,011         1,064         1,029         1,082
- - ----------------------------------------------------------------------------------------------------
 Net interest income                   1,794         1,865         1,881         1,852         1,843
Provision for credit losses              125           150           178           227           248
Noninterest income                     1,003         1,119         1,007         1,058         1,089
Noninterest expense                    1,784         1,974         1,848         1,826         1,835
- - ----------------------------------------------------------------------------------------------------
 Income before income taxes              888           860           862           857           849
Provision for income taxes               375           364           376           369           365
- - ----------------------------------------------------------------------------------------------------
   Net Income                       $    513      $    496      $    486      $    488      $    484
- - ------------------------------------================================================================
Earnings per Common and Common
 Equivalent Share                   $   1.27      $   1.21      $   1.19      $   1.20      $   1.19
Earnings per Common Share--
 Assuming Full Dilution             $   1.26      $   1.21      $   1.18      $   1.19      $   1.19
- - ----------------------------------------------------------------------------------------------------
STOCK DATA
Dividends declared per common
 share                              $   0.40      $   0.35      $   0.35      $   0.35      $   0.35
Book value per common share at
 period end                            39.67         39.58         38.69         37.82         36.95
Common stock price range:
 High                                     48 7/8        47 3/8        49 1/8        53 7/8        55 1/2
 Low                                      38 3/4        40 3/8        43 3/8        40 1/2        43
Closing common stock price                39 3/8        46 3/8        44            45 1/4        50 1/4
Average number of common and common
 equivalent shares outstanding
  (in thousands)                     357,569       359,547       358,835       357,315       355,022
Number of common shares
 outstanding at period
 end (in thousands)                  350,029       357,912       357,343       355,758       354,069
- - ----------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AND CAPITAL
 AT PERIOD END
Loans                               $123,406      $126,379      $125,660      $125,621      $125,377
Total assets                         197,212       186,933       187,109       185,466       184,198
Deposits                             142,589       141,618       140,969       141,409       140,280
Long-term debt and subordinated
 capital notes                        14,434        14,115        14,941        15,868        16,381
Common stockholders' equity           13,884        14,165        13,826        13,455        13,083
Total stockholders' equity            16,863        17,144        16,805        16,434        16,062
- - ----------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Rate of return (based on net
 income) on:
 Average total assets                   1.07%         1.06%         1.04%         1.06%         1.06%
 Average common stockholders' equity   13.00         12.48         12.46         13.08         13.56
 Average total stockholders' equity    12.17         11.69         11.66         12.16         12.54
Ratio of common stockholders'
 equity to total assets                 7.04          7.58          7.39          7.25          7.10
Ratio of total stockholders'
 equity to total assets                 8.55          9.17          8.98          8.86          8.72
Ratio of average stockholders'
 equity to average total assets         8.78          9.03          8.93          8.73          8.46
Risk-based capital ratios:/b/
 Total risk-based capital ratio        12.21         12.00         11.60         11.70         11.22
 Tier 1 risk-based capital ratio        7.64          7.61          7.19          6.93          6.55
 Tier 1 leverage ratio                  6.37          6.64          6.42          6.21          5.91
====================================================================================================

/a/ Due to the pending acquisition of Continental, certain financial data herein may not be indicative of the Corporation's future results of operations or financial position. Refer to Note 2 of the Notes to Consolidated Financial Statements on pages 6-7.

/b/ Refer to the table on page 37 of the Funding and Capital section for information on the calculation of risk-based capital ratios.

Business Sectors
================================================================================

                   The Corporation manages its operations by customer and market sectors. Since the Corporation's operations are highly integrated, certain non-sector-specific income, expense, assets, and liabilities must be allocated to these customer and market sectors. Domestic sources of funds, equity, overhead, and federal and state taxes are allocated in this process. Additionally, the unallocated allowance for credit losses and related provision for credit losses are allocated to the business sectors. The information set forth in the following table reflects the Corporation's net income, average total assets, and average total deposits by customer and market sectors and does not necessarily represent their financial condition and results of operations if managed as independent entities.

- - --------------------------------------------------------------------------------

Selected Business Sector Data for the Three Months Ended March 31, 1994/a/
- - --------------------------------------------------------------------------------

                                                              Average    Average
(in billions, except for net                            Net     Total      Total
income which is in millions)                         Income    Assets   Deposits
- - --------------------------------------------------------------------------------
Large corporate and foreign banking                    $185      $ 65       $ 24
California consumer banking                             149        55         66
Seafirst Corporation                                     70        15         12
Commercial real estate                                   62         9          2
Middle market banking                                    31        10          5
Private bank                                              5         2          5
Other non-California banks                                2        22         24
Other                                                     9        17          3
- - --------------------------------------------------------------------------------
                                                       $513      $195       $141
- - -------------------------------------------------------=========================

/a/ Amounts reflect any first-quarter 1994 changes in the Corporation's organizational structure and in its business-sector allocation methodologies.


===================================================================================================================================
Average Balances, Interest, and Average Rates
- - -----------------------------------------------------------------------------------------------------------------------------------

                                                           First Quarter 1994                            Fourth Quarter 1993
                                                     ------------------------------                --------------------------------
(dollar amounts in millions)                         Balance/a/ Interest/b/ Rate/b/                 Balance/a/ Interest/b/ Rate/b/

- - -----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-bearing deposits in banks                   $  3,727    $   56       6.08%                 $   3,142    $   54     6.82%
Federal funds sold                                      1,628        13       3.32                        878         6     3.09
Securities purchased under resale agreements            5,910        72       4.92                      4,830        54     4.42
Trading account assets                                  7,379       111       6.10                      7,296       103     5.57
Available-for-sale securities/c/                        9,832       146       5.98/d/                   3,388        62     7.30
Held-to-maturity securities/c/                         11,726       213       7.27                     16,368       273     6.65
Domestic loans:
  Residential first mortgages                          30,734       443       5.77                     30,108       456     6.06
  Consumer-credit card                                  7,205       286      15.90                      7,227       292    16.16
  Other consumer                                       24,235       524       8.76                     24,084       532     8.77
  Commercial and industrial                            20,185       303       6.10                     20,197       348     6.84
  Commercial loans secured by real estate               9,123       172       7.53                      9,317       178     7.62
  Construction and development loans
    secured by real estate                              4,275        71       6.75                      4,874        74     5.98
  Loans for purchasing or carrying securities           2,480        25       4.06                      2,266        22     3.84
  Financial institutions                                1,820        20       4.36                      2,266        20     3.56
  Lease financing                                       1,673        41      10.02                      1,737        44    10.08
  Agricultural                                          1,613        29       7.27                      1,572        32     7.93
  Other                                                 1,287        18       5.59                      1,178        14     4.83
                                                    ---------   -------                            ----------    ------
    Total domestic loans                              104,630     1,932       7.44                    104,826     2,012     7.64
Foreign loans                                          17,562       276       6.38                     19,998       318     6.31
                                                    ---------   -------                            ----------    ------
    Total loans/e/                                    122,192     2,208       7.29                    124,824     2,330     7.43
                                                    ---------   -------                            ----------    ------
    Total earning assets                              162,394    $2,819       7.00                    160,726    $2,882     7.16
                                                                =======                                          ======
Nonearning assets                                      35,987                                          29,670
Less:  Allowance for credit losses                      3,501                                           3,690
                                                    ---------                                      ----------
        TOTAL ASSETS                                 $194,880                                       $ 186,706
                                                    =========                                      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                        $ 13,803    $   39       1.16%                 $  13,684    $   40     1.16%
  Savings                                              14,266        72       2.03                     14,130        72     2.04
  Money market                                         33,673       196       2.37                     34,007       203     2.37
  Time                                                 26,899       163       2.45                     28,349       185     2.59
                                                    ---------   -------                            ----------    ------
    Total domestic interest-bearing deposits           88,641       470       2.15                     90,170       500     2.20
                                                    ---------   -------                            ----------    ------
Foreign interest-bearing deposits:
  Banks located in foreign countries                    5,280        75       5.77                     4,130         67     6.40
  Governments and official institutions                 3,812        37       3.99                     2,568         26     4.02
  Time, savings, and other                             10,442       115       4.47                    10,343        122     4.70
                                                    ---------   -------                            ----------    ------
    Total foreign interest-bearing deposits            19,534       227       4.73                    17,041        215     5.01
                                                    ---------   -------                            ----------    ------
    Total interest-bearing deposits                   108,175       697       2.61                   107,211        715     2.65
Federal funds purchased                                   362         3       2.99                       511          4     2.81
Securities sold under repurchase agreements             6,280        79       5.13                     3,548         46     5.15
Other short-term borrowings                             3,703        61       6.67                     3,538         56     6.30
Long-term debt                                         13,283       169       5.15                    13,871        177     5.04
Subordinated capital notes                                607        10       6.69                       817         13     6.22
                                                    ---------   -------                            ----------    ------
    Total interest-bearing liabilities                132,410    $1,019       3.12                   129,496     $1,011     3.10
                                                                =======                                          ======
Domestic noninterest-bearing deposits                  30,994                                         32,283
Foreign noninterest-bearing deposits                    1,469                                          1,473
Other noninterest-bearing liabilities                  12,904                                          6,602
                                                    ---------                                      ----------
    Total liabilities                                 177,777                                        169,854
Stockholders' equity                                   17,103                                         16,852
                                                    ---------                                      ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $194,880                                       $186,706
                                                    =========                                      ==========
Interest income as a percentage of average
 earning assets                                                               7.00%                                         7.16%
Interest expense as a percentage of average
 earning assets                                                              (2.54)                                        (2.50)
                                                                              ----                                          ----
        NET INTEREST MARGIN                                                   4.46%                                         4.66%
                                                                              ====                                          ====

===================================================================================================================================

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.

/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 35 percent.

/c/ Refer to the table on page 21 of the Balance Sheet Analysis section for more detail on available-for-sale and held-to-maturity securities.

/d/ Due to the first-quarter 1994 adoption of Statement of Financial Accounting
    Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," available-for-sale securities are recorded at their fair values and accordingly, this rate is based on fair values. Without regard to net unrealized losses, the rate would have been 5.89%.

/e/ Average balances include nonaccrual assets.


===================================================================================================================================

- - -----------------------------------------------------------------------------------------------------------------------------------

                                                            First Quarter 1993
                                                      ------------------------------
(dollar amounts in millions)                          Balance/a/  Interest/b/ Rate/b/

- - -----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-bearing deposits in banks                  $   2,265/e/  $   46      8.25%
Federal funds sold                                        814          6      3.16
Securities purchased under resale agreements            2,896         32      4.50
Trading account assets                                  4,866         76      6.35
Available-for-sale securities/c/                        5,293         79      5.98
Held-to-maturity securities/c/                         14,387        261      7.27
Domestic loans:
  Residential first mortgages                          28,522        482      6.76
  Consumer-credit card                                  7,893        323     16.38
  Other consumer                                       25,485        586      9.33
  Commercial and industrial                            21,351        313      5.95
  Commercial loans secured by real estate              10,232        188      7.34
  Construction and development loans
    secured by real estate                              6,552         75      4.65
  Loans for purchasing or carrying securities             960         10      4.29
  Financial institutions                                1,813         15      3.24
  Lease financing                                       1,820         61     13.66
  Agricultural                                          1,657         28      6.90
  Other                                                 1,131         14      4.93
                                                    ---------     ------
    Total domestic loans                              107,416      2,095      7.86
Foreign loans                                          19,157        335      7.09
                                                    ---------     ------
    Total loans/e/                                    126,573      2,430      7.74
                                                    ---------     ------
    Total earning assets                              157,094     $2,930      7.52
                                                                  ======
Nonearning assets                                      32,114
Less:  Allowance for credit losses                      3,992
                                                    ---------
        TOTAL ASSETS                                 $185,216
                                                    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                        $ 13,325     $   52      1.57%
  Savings                                              13,633         83      2.47
  Money market                                         34,329        224      2.65
  Time                                                 33,041        207      2.54
                                                    ---------     ------
    Total domestic interest-bearing deposits           94,328        566      2.43
                                                    ---------     ------
Foreign interest-bearing deposits:
  Banks located in foreign countries                    2,899         56      7.84
  Governments and official institutions                 1,542         16      4.25
  Time, savings, and other                             10,569        149      5.71
                                                    ---------     ------
    Total foreign interest-bearing deposits            15,010        221      5.97
                                                    ---------     ------
    Total interest-bearing deposits                   109,338        787      2.92
Federal funds purchased                                   677          5      2.73
Securities sold under repurchase agreements             1,819         24      5.36
Other short-term borrowings                             2,892         49      6.91
Long-term debt                                         14,094        186      5.34
Subordinated capital notes                              2,070         31      6.15
                                                    ---------     ------
    Total interest-bearing liabilities                130,890     $1,082      3.35
                                                                  ======
Domestic noninterest-bearing deposits                  29,427
Foreign noninterest-bearing deposits                    1,470
Other noninterest-bearing liabilities                   7,764
                                                    ---------
    Total liabilities                                 169,551
Stockholders' equity                                   15,665
                                                    ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $185,216
                                                    =========
Interest income as a percentage of average
 earning assets                                                               7.52%
Interest expense as a percentage of average
 earning assets                                                              (2.79)
                                                                              ----
        NET INTEREST MARGIN                                                   4.73%
                                                                              ====
===================================================================================================================================

================================================================================

Net Interest       Taxable-equivalent net interest income was $1,800 million
Income             for the first quarter of 1994, down $48 million from the
                   amount reported in the first quarter of last year. Although total average earning assets for the first quarter of 1994 increased 3 percent over the first quarter of 1993, the Corporation's net interest income decreased, reflecting a shift in the mix of earning assets from higher-yielding loans to lower-yielding securities. Although the cost of funding sources also decreased, there was a larger decline in the yield on earning assets, and the spread between the yields on adjustable rate loans and their funding sources narrowed. The
                   Corporation's net interest margin for the quarter ended March
                   31, 1994 was 4.46 percent, down 27 basis points from the first quarter of 1993.

                   The Corporation's net interest margin includes the results of hedging with certain off-balance-sheet financial instruments. Hedging transactions are generally entered into to modify the interest rate characteristics of assets or liabilities in an effort to limit the Corporation's sensitivity to interest rate movements; therefore, management does not consider it meaningful to separate the results of hedging from the net interest income arising from the hedged assets and liabilities. Presently, management accomplishes hedging primarily through the use of off-balance sheet instruments, but can also manage interest rate risk using on-balance-sheet instruments. Since management defines the amounts and nature of the risks it is willing to assume prior to identifying the hedging method, it believes the Corporation's net interest income and results of operations would have been substantially the same had instruments other than off-balance-sheet products been used for interest rate risk management purposes.

                   In the first quarter of 1994, the Corporation's net interest income included approximately $145 million attributable to hedging with derivative instruments, compared with approximately $190 million in the first quarter of 1993. These amounts accounted for approximately 35 basis points and approximately 50 basis points, respectively, of the net interest margins for those periods.

- - --------------------------------------------------------------------------------

Noninterest        Noninterest income for the first quarter of 1994 decreased
Income             $86 million, or 8 percent, from the amount reported in the same period last year. Noninterest income for the first quarter of 1993 included $38 million of nonrecurring income representing previously unrecognized post-Merger 1992 earnings of Bank of America (Asia) Limited, formerly Security
                   Pacific Asia Bank, Ltd. (SPABL). Excluding this nonrecurring item, the decrease in noninterest income can be primarily attributed to lower trading income reflecting less favorable market conditions, partially offset by higher other noninterest income. Revenues from most categories of fees and commissions for the first quarter of 1994 were approximately the same as in the comparable period last year.

                   To reflect the business purpose and use of the financial contracts into which the Corporation enters, trading income and the net interest income associated with such contracts has been allocated into three broad functional categories: interest rate trading, foreign exchange trading, and debt instruments trading.

================================================================================

                   Trading income, as disclosed in the Corporation's consolidated statement of operations, does not include the net interest income associated with trading activities. However, the net interest income amounts are presented in the table below as they should be considered in evaluating the overall profitability of those activities. Net interest income attributable to trading activities primarily results from accruals on trading-related positions, as well as from allocations associated with these trading positions.

- - --------------------------------------------------------------------------------

Trading Income and Net Interest Income by Function for the Three Months Ended
March 31, 1994
- - --------------------------------------------------------------------------------

                           Interest        Foreign              Debt
(in millions)                  Rate/a/    Exchange/b/    Instruments/c/    Total
- - --------------------------------------------------------------------------------
Trading income                  $14            $56               $ 4         $74
Net interest income              --             --                16          16
- - --------------------------------------------------------------------------------
                                $14            $56               $20         $90
- - --------------------------------================================================

/a/ Includes income from interest rate and currency swaps, interest rate futures and option contracts, and forward rate agreements.

/b/ Includes income from foreign exchange spot, forward, futures, and option contracts.

/c/ Includes income from debt securities and debt-related derivatives.

                   Excluding the nonrecurring income related to SPABL, as discussed on page 18, other noninterest income for the first quarter of 1994 increased $43 million from the amount reported in the first quarter of 1993 largely due to higher income from assets pending disposition and higher net gains on sales of assets. These increases were partially offset by lower other income.

- - --------------------------------------------------------------------------------

Noninterest Income
- - --------------------------------------------------------------------------------

                                                                First Quarter
                                                            --------------------
(in millions)                                                1994           1993
- - --------------------------------------------------------------------------------
Fees and commissions
Deposit account fees                                       $  294         $  289
Credit card fees                                               82             82
Trust fees                                                     67             71

Other fees and commissions:
 Loan fees and charges                                         72             84
 Off-balance-sheet credit-related instrument fees              61             58
 Mutual fund and annuity commissions                           22             21
 Other                                                        111            105
- - --------------------------------------------------------------------------------
                                                              266            268
- - --------------------------------------------------------------------------------
                                                              709            710

Trading income                                                 74            164

Other noninterest income
Income from assets pending disposition                         67             29
Net gain on sales of assets/a/                                 45             27
Venture capital income                                         31             30
Net securities gains                                           20             18
Other income                                                   57            111
- - --------------------------------------------------------------------------------
                                                              220            215
- - --------------------------------------------------------------------------------
                                                           $1,003         $1,089
- - -----------------------------------------------------------=====================

/a/ Net gain on sales of assets includes gains and losses from the disposition of loans, premises and equipment, and certain other assets.

================================================================================

Noninterest        Noninterest expense for the first quarter of 1994 decreased
Expense            $51 million, or 3 percent, from the amount reported in the comparable period of 1993 to its lowest level since the Merger in the second quarter of 1992.

                   Salaries and employee benefits, the largest component of noninterest expense, increased $8 million from the amount reported in the same period last year. Although base salary expense for the first quarter of 1994 decreased slightly from the same period last year, largely due to reductions in staff levels, increases in benefits, incentive-based pay, and contract wages more than offset this decrease. The Corporation's staff level on a full-time-equivalent basis was approximately 78,200 in March 1994, compared with approximately 82,300 in March 1993. The Corporation had approximately 94,700 employees in March 1994, down from approximately 99,200 a year earlier.

- - --------------------------------------------------------------------------------

Noninterest Expense
- - --------------------------------------------------------------------------------

                                                                First Quarter
                                                            --------------------
(in millions)                                                1994           1993
- - --------------------------------------------------------------------------------
Salaries                                                   $  710         $  710
Employee benefits                                             158            150
Occupancy                                                     165            163
Equipment                                                     146            140
Amortization of intangibles                                   105            132
Communications                                                 78             82
Regulatory fees and related expenses                           70             84
Professional services                                          58             60
Other expense                                                 294            314
- - --------------------------------------------------------------------------------
                                                           $1,784         $1,835
- - -----------------------------------------------------------=====================

                   Amortization of intangibles for the quarter ended March 31, 1994 decreased from the amount reported in the first quarter of 1993 primarily due to a decrease in the amortization of Merger-related core deposit intangibles (CDI), resulting from the use of accelerated amortization methods for such intangibles. In addition, regulatory fees and related expenses declined, primarily due to lower Federal Deposit Insurance Corporation assessments, and other noninterest expense declined primarily due to reductions in various categories of other expense.

- - --------------------------------------------------------------------------------

Income             The provision for income taxes was $375 million and $365
Taxes              million for the quarters ended March 31, 1994 and 1993,
                   respectively, reflecting forecasted annual effective income tax rates of 42.2 percent and 43.0 percent, respectively.

                   For further information concerning the Corporation's provision for federal, state and foreign income taxes for the most recent five quarters, refer to Note 7 on page 10 in the Notes to Consolidated Financial Statements.

Balance Sheet Analysis
================================================================================

                   During the first quarter of 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and Financial Accounting Standards Board Interpretation No. 39 (FIN 39), "Offsetting of Amounts Related to Certain Contracts." In connection with the adoption of SFAS No. 115, the Corporation transferred $5.6 billion of securities, which were previously classified as held-to-maturity securities, to available-for-sale securities. In addition, certain debt-restructuring par bonds and other instruments issued by foreign governments with an aggregate carrying value of $2.5 billion were reclassified from loans to either available-for-sale or held-to-maturity securities. In connection with the adoption of FIN 39, the Corporation began, in the first quarter of 1994, to record unrealized gains on forward, swap, option, and other conditional or exchange contracts as assets and unrealized losses on these contracts as liabilities. Unrealized gains and losses were netted where right of set-off criteria were met or contracts were executed under legally enforceable master netting agreements with counterparties.

                   For further information concerning the adoption of SFAS No. 115 and FIN 39, refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements on pages 8 and 9, respectively.

                   Total assets increased between December 31, 1993 and March 31, 1994 by $10.3 billion, primarily as a result of the first-quarter 1994 adoption of FIN 39, which increased total assets by $6.5 billion. In addition, interest-bearing deposits in banks, federal funds sold, and securities purchased under resale agreements grew in the aggregate by $3.9 billion. Reclassifications made in connection with the adoption of SFAS No. 115, as described above, caused a shift in the Corporation's earning assets, but did not affect the change in total assets between year-end 1993 and March 31, 1994. Excluding the effects of these reclassifications and related fair value adjustments, available-for-sale securities declined slightly between December 31, 1993 and March 31, 1994, primarily due to sales and maturities in excess of purchases.

- - --------------------------------------------------------------------------------

Available-for-Sale and Held-to-Maturity Securities -- Average Balances,
Interest, and Average Rates
- - --------------------------------------------------------------------------------

                                                    First Quarter 1994                         Fourth Quarter 1993
                                           --------------------------------------     --------------------------------------
(dollar amounts in millions)               Balance/a/     Interest/b/     Rate/b/     Balance/a/     Interest/b/     Rate/b/
- - ----------------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
 U.S. Treasury and other government
  agency securities                        $ 3,547            $ 49        5.54%       $   752            $ 15        7.78%
Mortgage-backed securities                   4,255              58        5.41          1,797              27        6.09
State, county, and municipal securities          7              --        8.43             --              --          --
Other domestic securities                      316               3        4.06             54               1        5.41
Foreign securities                           1,707              36        8.65            785              19        9.72
                                           -------            ----                    -------            ----
  Total Available-for-Sale Securities      $ 9,832            $146        5.98/c/     $ 3,388            $ 62        7.30
                                           =======            ====                    =======            ====

Held-to-maturity securities:
 U.S. Treasury and other government
  agency securities                        $   821            $ 13        6.37%       $ 3,527            $ 49        5.56%
Mortgage-backed securities                   8,142             147        7.23         11,506             198        6.87
State, county, and municipal securities        501              10        7.98            524              10        7.55
Other domestic securities                      252               5        7.75            557              11        7.51
Foreign securities                           2,010              38        7.67            254               5        7.98
                                           -------            ----                    -------            ----
  Total Held-to-Maturity Securities        $11,726            $213        7.27        $16,368            $273        6.65
                                           =======            ====                    =======            ====
- - ----------------------------------------------------------------------------------------------------------------------------
                                                    First Quarter 1993
                                           --------------------------------------
(dollar amounts in millions)               Balance/a/     Interest/b/     Rate/b/
- - ---------------------------------------------------------------------------------
Available-for-sale securities:
 U.S. Treasury and other government
  agency securities                        $ 3,091            $ 32        4.14%
Mortgage-backed securities                   1,270              29        9.17
State, county, and municipal securities         --              --          --
Other domestic securities                       29               1        6.25
Foreign securities                             903              17        7.79
                                           -------            ----
  Total Available-for-Sale Securities      $ 5,293            $ 79        5.98
                                           =======            ====

Held-to-maturity securities:
 U.S. Treasury and other government
  agency securities                        $ 3,688            $ 47        5.14%
Mortgage-backed securities                   9,143             179        7.80
State, county, and municipal securities        581              12        8.19
Other domestic securities                      895              22        9.90
Foreign securities                              80               1        7.42
                                           -------            ----
  Total Held-to-Maturity Securities        $14,387            $261        7.27
                                           =======            ====
- - --------------------------------------------------------------------------------

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.

/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 35 percent.

/c/ Due to the first-quarter 1994 adoption of SFAS No. 115, available-for-sale securities are recorded at their fair values. Without regard to net unrealized losses, the rate would have been 5.89%.

================================================================================

                   Earning assets totaled $164.0 billion at March 31, 1994, up $2.5 billion from $161.5 billion at year-end 1993. The increase in total earning assets reflected increases in interest-bearing deposits in banks, federal funds sold, and securities purchased under resale agreements. The largest source of growth in securities purchased under resale agreements came from the Corporation's European operations, primarily in connection with trading strategies in Spain and Italy, where the Corporation is classified as a "primary market maker" by the governments of both countries. Growth in earning assets during the first quarter of 1994 was funded primarily by increases in foreign deposits and short-term liabilities, most notably securities sold under repurchase agreements. Although earning assets increased during the quarter, they decreased as a percentage of total assets from 86 percent at year-end 1993 to 83 percent at March 31, 1994, primarily due to the first-quarter 1994 adoption of FIN 39. For information regarding liquid assets, refer to the Liquidity section of this report on page 36.

                   During the first quarter of 1994, interest-bearing deposits in foreign offices increased $2.4 billion, while total deposits in domestic offices decreased $1.7 billion, partially reflecting a continued shift toward funding foreign needs with foreign sources of funds. In addition, securities sold under repurchase agreements increased $2.7 billion during the first quarter of 1994. This increase in securities sold under repurchase agreements was primarily used to fund the Corporation's first-quarter 1994 trading strategies in Spain and Italy.

- - --------------------------------------------------------------------------------

Overview of        Total loans at March 31, 1994 were lower than the amount
Loan Portfolio     reported at December 31, 1993, primarily due to the
                   previously discussed reclassification of $2.5 billion of debt-restructuring par bonds and other instruments from foreign loans to the securities portfolios. In addition, outstandings in the domestic commercial portfolio decreased in all categories other than commercial and industrial loans, which grew $0.5 billion between December 31, 1993 and March
                   31, 1994. Total consumer loans increased $0.5 billion during the first quarter of 1994.

                   On an average basis, domestic consumer loans grew $0.8 billion between fourth-quarter 1993 and first-quarter 1994, reflecting growth in residential first mortgages. This growth in average residential first mortgages was partially offset by the effect of a sale of $0.6 billion of residential first mortgages that occurred late in December 1993. This portfolio of loans was included in the average balance for substantially all of the fourth quarter of 1993, but did not affect the average balance during the first quarter of 1994. Average domestic commercial loans decreased $1.0 billion, primarily reflecting declines in construction and development loans and loans to financial institutions. Excluding the effect of the reclassifications made in connection with the adoption of SFAS No. 115, average foreign loans were approximately the same for both periods.

                   At both March 31, 1994 and December 31, 1993, domestic consumer loans represented the largest component of the Corporation's total loan portfolio, accounting for 51 percent and 49 percent of total loans, respectively. At both March 31, 1994 and December 31, 1993, domestic commercial loans accounted for 35 percent of total loan outstandings. Foreign loans accounted for 14 percent of total loan outstandings at March 31, 1994, down from 16 percent at year-end 1993.

================================================================================

Loan Outstandings
- - --------------------------------------------------------------------------------

                                            1994                   1993
                                        --------   -------------------------------------
(in millions)                           March 31   Dec. 31  Sept. 30   June 30  March 31
- - ----------------------------------------------------------------------------------------
Domestic
Consumer:
 Residential first mortgages            $ 30,855  $ 30,306  $ 29,705  $ 28,877  $ 28,621
 Installment/a/                           15,809    15,332    15,115    15,568    16,812
 Credit card                               7,162     7,474     7,334     7,468     7,641
 Individual lines of credit/a/             8,268     8,486     8,749     8,573     8,198
 Other/a/                                    289       274       278       297       304
- - ----------------------------------------------------------------------------------------
                                          62,383    61,872    61,181    60,783    61,576
Commercial:
 Commercial and industrial                20,954    20,486    20,124    20,533    21,086
 Loans secured by real estate              9,050     9,251     9,381     9,560     9,873
 Construction and development loans
  secured by real estate                   3,991     4,418     5,085     5,775     6,222
 Loans for purchasing or
  carrying securities                      2,934     3,090     3,308     2,322     1,070
 Financial institutions                    1,751     2,170     2,099     1,945     1,876
 Lease financing                           1,665     1,715     1,753     1,772     1,780
 Agricultural                              1,614     1,679     1,625     1,620     1,584
 Other                                     1,332     1,478     1,361     1,184     1,198
- - ----------------------------------------------------------------------------------------
                                          43,291    44,287    44,736    44,711    44,689
- - ----------------------------------------------------------------------------------------
                                         105,674   106,159   105,917   105,494   106,265
Foreign
Commercial and industrial                 11,748    11,448    11,395    11,555    10,923
Governments and official
 institutions                                787     3,429     3,527     3,539     3,654
Banks and other financial
 institutions                              1,955     2,279     1,902     2,135     1,762
Other                                      3,242     3,064     2,919     2,898     2,773
- - ----------------------------------------------------------------------------------------
                                          17,732    20,220    19,743    20,127    19,112
- - ----------------------------------------------------------------------------------------
    Total loans                          123,406   126,379   125,660   125,621   125,377
Less:  Allowance for credit losses         3,445     3,508     3,715     3,781     3,903
- - ----------------------------------------------------------------------------------------
                                        $119,961  $122,871  $121,945  $121,840  $121,474
- - ----------------------------------------================================================

/a/ Installment loans, individual lines of credit, and other consumer loans included the following aggregate amounts that were collateralized by junior mortgages on residential real estate: $12,927 million at March 31, 1994, $12,847 million at December 31, 1993, $13,117 million at September 30, 1993, $13,313 million at June 30, 1993, and $13,763 million at March 31, 1993.


                   Domestic Consumer Loans -- The growth in domestic consumer loans during the first quarter of 1994 primarily reflected increases in residential first mortgages and installment loans of $0.5 billion each. As interest rates began to rise during the first quarter, the demand for refinancing residential first mortgages dropped below that of the previous quarter. As a result, originations of residential first mortgages and installment loans that are junior mortgages declined. However, paydowns declined more than originations, thereby increasing the amount of loans outstanding at March 31, 1994 from that at December 31, 1993, and stabilizing the turnover rates of the portfolios. Partially offsetting the growth in residential first mortgages and installment loans, were declines in other categories of consumer loans, including credit card loans and individual lines of credit, between year-end 1993 and March 31, 1994, primarily due to paydowns in excess of originations.

===============================================================================
                   During the first quarter of 1994, the Corporation's delinquency ratios (the percentage of loan outstandings in each portfolio that are past due 60 days or more) decreased in every category of consumer loans. The delinquency ratio on residential first mortgages has declined each quarter since September 30, 1993, and fell to 2.18 percent at March 31, 1994 from 2.26 percent at December 31, 1993. In addition, the delinquency ratio on credit card loans has decreased during each quarter since December 31, 1992, declining to 2.35 percent at March 31, 1994 from 2.39 percent at December 31, 1993. Based on current economic and credit quality indicators, management expects that consumer delinquency ratios will continue to improve in the near term.

                   Domestic Commercial Loans -- The decrease in domestic commercial loans during the first quarter of 1994 primarily reflected continued reductions in the Corporation's commercial real estate portfolio. Loans secured by commercial real estate and construction and development loans together decreased $0.6 billion during the first quarter of 1994 as a result of higher paydowns of existing loans, combined with lower originations. In addition, most other categories of domestic commercial loans decreased between year-end 1993 and March 31, 1994. The largest of these decreases was in loans to financial institutions, which declined $0.4 billion, primarily as the result of a payoff of a sizeable loan originated during the fourth quarter of 1993 and other paydowns. Partially offsetting these decreases was a $0.5 billion increase in commercial and industrial loans, primarily as the result of two large originations during the first quarter of 1994.

                   For information regarding the geographic concentrations included in the Corporation's portfolio of domestic commercial loans secured by real estate, as well as the geographic concentrations and project types included in the construction and development loan portfolio, refer to the tables on page 25.

                   For information on nonaccrual assets and credit losses in the commercial and construction and development real estate loan portfolios, refer to the Credit Risk Management section of this report on pages 28-33.

================================================================================

Domestic Commercial Loans Secured by Real Estate by Geographic Area
- - --------------------------------------------------------------------------------

                                      1994                  1993
                                  --------  ------------------------------------
  (in millions)                   March 31  Dec. 31  Sept. 30  June 30  March 31
- - --------------------------------------------------------------------------------
California/a/                       $4,971   $5,117    $5,131   $5,260    $5,609
Washington                           2,037    2,061     2,077    2,061     2,081
Nevada                                 364      394       385      391       413
Arizona                                340      334       347      401       379
Oregon                                 295      281       295      294       297
Other/b/                             1,043    1,064     1,146    1,153     1,094
- - --------------------------------------------------------------------------------
                                    $9,050   $9,251    $9,381   $9,560    $9,873
- - ------------------------------------============================================

/a/ Approximately 55 percent of domestic commercial loans secured by real estate in California at March 31, 1994 and December 31, 1993, and 50 percent at September 30, 1993, June 30, 1993, and March 31, 1993 were secured by properties in the following Southern California counties: Los Angeles, Orange, San Bernardino, San Diego, Riverside, and Ventura.

/b/ For each period presented, no other state individually exceeded 2 percent of total domestic commercial loans secured by real estate.

================================================================================

Domestic Construction and Development Loans by Geographic Area and Project Type
 at March 31, 1994
- - --------------------------------------------------------------------------------

                                                                 Apartment &            Light
(in millions)                     Office  Subdivision    Retail  Condominium    Hotel  Industry   Other    Total
- - ----------------------------------------------------------------------------------------------------------------
California                        $  671         $628      $367         $199     $149      $ 94    $136   $2,244/a/
Washington                           228          168       229           99       32        44      41      841
Pennsylvania                         201           --        --            3       --        --      --      204
Arizona                                4           47        64            7        2         1      10      135
Other/b/                             176           62       136           74       17        23      79      567
- - ----------------------------------------------------------------------------------------------------------------
                                  $1,280         $905      $796         $382     $200      $162    $266   $3,991
- - ----------------------------------==============================================================================

/a/ Approximately 70 percent of domestic construction and development loans in California at March 31, 1994 were secured by properties in the following Southern California counties: Los Angeles, Orange, San Bernardino, San Diego, Riverside, and Ventura.

/b/ No other state individually exceeded 2 percent of total domestic construction and development loans.



                   Foreign Loans -- Foreign loans decreased $2.5 billion between December 31, 1993 and March 31, 1994 primarily due to the previously discussed reclassification of par bonds and other instruments to the securities portfolio in connection with the first-quarter adoption of SFAS No. 115.

===============================================================================

Restructuring       At March 31, 1994, total public and private sector cross-
Country Debt        border outstandings owed to the Corporation by borrowers
                    in restructuring countries amounted to $817 million. Of this amount, $178 million was medium-and long-term debt and $19 million was local currency outstandings which were neither hedged nor funded by local currency borrowings. In addition, cross-border outstandings with an aggregate carrying value of $181 million were included in assets pending disposition at March 31, 1994.

                    Total cross-border outstandings exclude $1,092 million in par bonds and other instruments issued by certain restructuring countries that are collateralized by zero-coupon U.S. Treasury securities, which, at maturity, will have redemption values equal to the aggregate face amounts of the related par bonds and other instruments. In connection with the adoption of SFAS No. 115, substantially all of these par bonds and other instruments were classified as either available-for-sale securities or held-to-maturity securities at March 31, 1994.

                    At March 31, 1994, cross-border outstandings owed to the Corporation by borrowers in Brazil totaled $488 million. Brazilian medium- and long-term obligations were $40 million at March 31, 1994, of which $30 million was on nonaccrual status. Included in assets pending disposition at March 31, 1994 were cross-border outstandings related to Brazil with an aggregate carrying value of $153 million. During the first quarter of 1994, the Corporation received $12 million of cash payments from the government of Brazil on its medium- and long-term outstandings. The majority of these payments were recorded in income, since the recorded investment of the related debt is considered to be realizable.

                    On April 15, 1994, the government of Brazil initiated a debt exchange in connection with a plan to restructure its medium- and long-term debt. The Corporation exchanged cross-border outstandings that were included in assets pending disposition at March 31, 1994 with an aggregate carrying value of $139 million and an aggregate face value of $692 million. The Corporation received bonds with an aggregate face value of $727 million, the majority of which were collateralized and mature in 30 years, in exchange for the previously uncollateralized debt and past due accrued interest. Upon receipt, these bonds were recorded in available-for-sale securities at their market value.

===============================================================================

  Cross-Border Outstandings Exceeding One Percent of Total Assets
- - ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        Cross-Border
                                                                                                             Total      Outstandings
  (dollar amounts in                                Public                                Private     Cross-Border   as a Percentage
   millions)/abcd/          Date Reported           Sector/e/        Banks/e/           Sector/e/     Outstandings   of Total Assets
- - ------------------------------------------------------------------------------------------------------------------------------------

  Japan                    March 31, 1994           $   17           $1,596             $1,712              $3,325            1.69%
                           December 31, 1993            10            1,490              2,054               3,554            1.90
                           September 30, 1993           10            1,466              1,807               3,283            1.75
                           June 30, 1993                 9            1,849              1,892               3,750            2.02
                           March 31, 1993                7              821              1,658               2,486            1.35

  Spain                    March 31, 1994              117               85              3,045               3,247            1.65
                           December 31, 1993            56              105              1,941               2,102            1.12
                           September 30, 1993           47               29              1,603               1,679            0.90
                           June 30, 1993                47              102              1,341               1,490            0.80
                           March 31, 1993               38               46                793                 877            0.48

  Hong Kong                March 31, 1994               --              106              2,202               2,308            1.17
                           December 31, 1993            --              110              2,181               2,291            1.23
                           September 30, 1993           --               84              2,008               2,092            1.12
                           June 30, 1993                 5               82              2,108               2,195            1.18
                           March 31, 1993               10              149              2,042               2,201            1.19

  United Kingdom           March 31, 1994              241              310                577               1,128            0.57
                           December 31, 1993           272              177                815               1,264            0.68
                           September 30, 1993          351              211                927               1,489            0.80
                           June 30, 1993               244              239              1,544               2,027            1.09
                           March 31, 1993              158              191              1,898               2,247            1.22
- - -----------------------------------------------------------------------------------------------------------------------------------

/a/Cross-border outstandings include the following assets, primarily in U.S.
   dollars, with borrowers or customers in a foreign country: loans, accrued interest, acceptances, interest-bearing deposits with other banks, trading account assets, available-for-sale securities, held-to-maturity securities, other interest-earning investments, and other monetary assets. Local currency outstandings which are neither hedged nor funded by local currency borrowings are included in cross-border outstandings. Guarantees of outstandings of borrowers of other countries are considered outstandings of the guarantor. Loans made to, or deposits placed with, a branch of a foreign bank located outside the foreign bank's home country are considered loans or deposits with the country in which the foreign bank is headquartered. Outstandings of a country do not include amounts of principal or interest which are supported by written, legally enforceable guarantees by guarantors from other countries or the amount of outstandings to the extent that they are secured by tangible, liquid collateral held and realizable by the Corporation outside the country.

/b/At March 31, 1994, total unfunded commitments of the above countries, whose unfunded commitments exceeded 10 percent of their respective cross-border outstandings, were as follows: Japan, $1,239 million; Hong Kong, $261 million; and the United Kingdom, $1,497 million.

/c/Included in the cross-border outstandings of the countries listed are loans and other interest-bearing assets on nonaccrual status at March 31, 1994, December 31, 1993, September 30, 1993, June 30, 1993, and March 31, 1993,
   respectively, as follows: $16 million, $16 million, $17 million, $16 million, and $15 million for Japan; $6 million, $7 million, $5 million, $1 million, and $1 million for Hong Kong; $53 million, $52 million, $59 million, $39 million, and $50 million for the United Kingdom; and $6 million for Spain at March 31, 1994 and December 31, 1993. Also included in cross-border outstandings are restructured loans of $2 million for Hong Kong at June 30, 1993 and loans past due 90 days or more and still accruing interest of $1 million for Hong Kong at December 31, 1993, and $9 million for the United Kingdom at September 30, 1993.

/d/No country excluded from this table had cross-border outstandings between
   0.75 percent and 1.00 percent of total assets for any of the periods presented.

   Not included in cross-border outstandings with Mexico were par bonds issued by the government of Mexico with face values of $1,341 million at March 31, 1994, December 31, 1993, September 30, 1993, June 30, 1993, and March 31,1993. The par bonds had a carrying value of $1,178 million at March 31, 1994 and $1,297 million at December 31, 1993, September 30, 1993, June 30, 1993, and March 31, 1993. At March 31, 1994, the par bonds had a total fair value of approximately $950 million. Due to the first-quarter 1994 adoption of SFAS No. 115, certain of these par bonds were recorded in available-for-sale securities and carried at their fair value of $321 million at March 31, 1994, while the remainder of these par bonds were recorded in held-to-maturity securities at their amortized cost. Principal repayment of these par bonds is collateralized by zero-coupon U.S. Treasury securities which, at maturity in 2008 and 2019, will have a redemption value equal to the face value of the par bonds. At March 31, 1994, this collateral had a fair value of approximately $225 million. Future interest payments for a rolling eighteen-month period are also collateralized by additional U.S. dollar-denominated securities permitted by the agreement. The details of the transaction in which the majority of these par bonds were acquired were reported in the Parent's Annual Report on Form 10-K for the year ended December 31, 1990. Mexico's cross-border outstandings also excluded additional loans of $45 million at March 31, 1994, December 31, 1993, September 30, 1993, June 30, 1993, and March 31, 1993, which are fully collateralized at maturity by separate zero-coupon U.S. Treasury securities.

/e/Sector definitions are based on Federal Financial Institutions Examination
   Council Instructions for preparing the Country Exposure Report.

Credit Risk Management
===============================================================================
Allowance for      The allowance for credit losses at March 31, 1994 was 2.79
Credit Losses      percent of loan outstandings, compared with 2.78 percent
                   at December 31, 1993. Excluding outstandings in the residential first mortgage portfolio and the portion of the allowance associated with these outstandings, the ratios were 3.63 percent and 3.59 percent of loans at March 31, 1994 and December 31, 1993, respectively. In addition, the
                   Corporation's ratio of the allowance for credit losses to total nonaccrual assets was 138 percent, up from 122 percent at December 31, 1993.

                   Although the allowance is general in nature and is available for the credit portfolio in its entirety, management develops the allowance using a "building block approach" for various portfolio segments. The allowance is established by credit officers for each portfolio segment. Significant credits, particularly those classified as "doubtful," are individually analyzed, while other credits are analyzed by portfolio segment. In establishing the allowance for the portfolio segments, credit officers initially employ results obtained from statistical models using historical loan performance data. These models have been developed and refined for various portfolio segments over the last nine years. In addition to the allowance amounts that would be required based on historical loss experience, the credit officer responsible for each portfolio segment makes adjustments based on qualitative evaluations of individual classified assets, knowledge of portfolio segment conditions, or on the officer's judgment of factors that are expected to influence the future performance of the portfolio. These factors include geographic and portfolio concentrations, new products or markets, evaluations of the changes in the historical loss experience component, and projections of this component into the current and future periods. The Composition of Allowance for Credit Losses table below displays how the allowance for credit losses related to special mention and classified assets is determined by combining the historical loss experience component with the credit management allocated component.

                   After an allowance has been established for the portfolio segments, the final step in this building block approach occurs. Credit management establishes an unallocated portion of the allowance for credit losses, which is attributable to factors that cannot be associated with a particular portfolio segment. These factors include general economic conditions, recognition of specific regional and international geographic concerns, trends in portfolio growth, new business volume, and the level of the allowance in relation to total loans and nonaccrual assets.

================================================================================
 Composition of Allowance for Credit Losses
- - --------------------------------------------------------------------------------

                                                            1994                     1993
                                                        --------    ----------------------------------------
 (in millions)                                          March 31    Dec. 31   Sept. 30   June 30   March 31
- - ------------------------------------------------------------------------------------------------------------
 Special mention and classified:/a/
  Historical loss experience component                    $  401     $  475     $  590    $  796     $1,141
  Credit management allocated component                      653        770        777       804        672
- - ------------------------------------------------------------------------------------------------------------
   Total special mention and classified                    1,054      1,245      1,367     1,600      1,813
- - ------------------------------------------------------------------------------------------------------------
 Domestic consumer                                         1,079      1,072      1,099     1,114      1,130
 Domestic commercial                                         148        151        160       163        208
 Foreign                                                     144        165        297       286        296
- - ------------------------------------------------------------------------------------------------------------
    Total Allocated                                        2,425      2,633      2,923     3,163      3,447
 Unallocated                                               1,020        875        792       618        456
- - ------------------------------------------------------------------------------------------------------------
                                                          $3,445    $ 3,508     $3,715    $3,781     $3,903
- - ----------------------------------------------------------==================================================

/a/Includes all loans regardless of type that have been internally risk rated as "special mention," "substandard," or "doubtful." The Corporation's actual historical loss experience indicates ultimate loss rates for all periods presented for "special mention," "substandard," and "doubtful" loans of approximately 2 percent, 6 percent, and 37 percent, respectively.

================================================================================

  Quarterly Credit Loss Experience
- - --------------------------------------------------------------------------------

                                                                        1994                              1993
                                                                     -------            ---------------------------------------
                                                                       First             Fourth      Third     Second     First
  (dollar amounts in millions)                                       Quarter            Quarter    Quarter    Quarter   Quarter
- - -------------------------------------------------------------------------------------------------------------------------------
  Allowance for Credit Losses
  Balance, beginning of period                                        $3,508             $3,715     $3,781     $3,903    $3,921
  Credit losses
  Domestic consumer:
   Residential first mortgages                                             7                 10          6          7        --
   Credit card                                                           102                108        115        129       136
   Other consumer                                                         90                 94         96        102       112
  Domestic commercial:
   Commercial and industrial                                              11                 54         49         89        38
   Loans secured by real estate                                           15                 23         29         20        19
   Construction and development loans secured by real estate              23                 65         61         80        85
   Loans for purchasing or carrying securities                            --                 --         --         --         2
   Financial institutions                                                 --                 --         10          8        --
   Lease financing                                                        --                  1          1          2         5
   Agricultural                                                            1                  2          1          2         2
  Foreign                                                                 24                 13         10          7         6
- - -------------------------------------------------------------------------------------------------------------------------------
   Total credit losses                                                   273                370        378        446       405

  Credit loss recoveries
  Domestic consumer:
   Residential first mortgages                                            --                 --          1         --        --
   Credit card                                                            12                 13         13         13        14
   Other consumer                                                         25                 27         30         30        27
  Domestic commercial:
  Commercial and industrial                                               20                 45         24         14        28
   Loans secured by real estate                                            4                 16          8          6         4
   Construction and development loans secured by real estate              24                 45         21         13         8
   Loans for purchasing or carrying securities                            --                 --         --         --        --
   Financial institutions                                                  2                 --          1          1        --
   Lease financing                                                         2                  2          1          2         1
   Agricultural                                                            2                  1          2          5         2
  Foreign                                                                  8                  9         41         11         5
- - -------------------------------------------------------------------------------------------------------------------------------
   Total credit loss recoveries                                           99                158        142         95        89
- - -------------------------------------------------------------------------------------------------------------------------------
    Total net credit losses                                              174                212        236        351       316
  Net losses on the sale or swap of loans to restructuring countries      --                 --         (3)        --        --
  Provision for credit losses                                            125                150        178        227       248
  Allowance relaated to acquisition                                       --                 --         --         --        12/a/
  Other net additions (deductions)                                       (14)/b/           (145)/c/     (5)         2        38/d/
- - -------------------------------------------------------------------------------------------------------------------------------
      Balance, End of Period/e/                                       $3,445             $3,508     $3,715     $3,781    $3,903
- - -------------------------------------------------------------------------------------------------------------------------------
  Annualized Ratio of Net Credit Losses (Recoveries) to
   Average Loan Outstandings
  Domestic consumer:
   Residential first mortgages                                          0.10%              0.12%      0.07%      0.11%       --%
   Credit card                                                          5.07               5.23       5.50       6.17      6.30
   Other consumer                                                       1.08               1.12       1.09       1.15      1.35
  Domestic commercial:
   Commercial and industrial                                           (0.19)              0.20       0.50       1.41      0.20
   Loans secured by real estate                                         0.50               0.29       0.84       0.58      0.64
   Construction and development loans secured by real estate           (0.14)              1.64       2.93       4.48      4.73
   Loans for purchasing or carrying securities                            --                 --         --         --      0.76
   Financial institutions                                              (0.47)                --       1.71       1.69        --
   Lease financing                                                     (0.31)             (0.19)        --         --      0.90
   Agricultural                                                        (0.33)              0.09      (0.23)     (0.71)       --
   Total                                                                0.61               0.79       1.02       1.35      1.19
  Foreign                                                               0.37               0.06      (0.62)     (0.08)     0.01
  Total                                                                 0.58               0.67       0.76       1.13      1.01
  Ratio of Allowance to Loans at Quarter End                            2.79               2.78       2.96       3.01      3.11
  Earnings Coverage of Net Credit Losses/f/                             5.83x              4.77x      4.41x      3.09x     3.47x
===============================================================================================================================

/a/Represents the addition of consummation date allowance for credit losses of First Gibraltar Bank, FSB.

/b/Primarily represents a reduction of the allowance due to the transfer of certain debt-restructuring par bonds and other instruments issued by foreign governments net of their related allowance to available-for-sale securities.

/c/Due to the transfer of certain assets net of their related allowance to assets pending disposition, the allowance for credit losses was reduced by $128 million, which included $88 million of regulatory-related allocated transfer risk reserve (ATRR). This amount also includes $16 million related to the sale of commercial real estate loans net of their allowance to a partnership controlled by Goldman Sachs & Co.

/d/Includes $36 million related to the consolidation of subsidiaries and operations that were held for disposition at December 31, 1992.

/e/Includes ATRR of $81 million, $80 million, and $75 million at September 30,
   1993, June 30, 1993, and March 31, 1993, respectively. Due to the transfer of certain assets net of their related allowance to assets pending dispostion during the fourth quarter of 1993, the allowance for credit losses does not include any ATRR subsequent to the transfer.

/f/Earnings coverage of net credit losses is calculated as income before income taxes plus the provision for credit losses as a multiple of net credit losses.

===============================================================================

                    Net credit losses for the first quarter of 1994 declined
                    $142 million from the amount reported in the same period
                    last year. This decline reflected continued improvement in various sectors of the Corporation's credit portfolio, most notably in construction and development loans secured by
                    real estate, where net credit recoveries of $1 million were recorded in the first quarter of 1994, compared with net
                    credit losses of $77 million in the same quarter of last
                    year. Also contributing to the reduction in total net credit losses was a $45 million decrease in net credit losses in
                    the domestic consumer loan portfolio. These decreases in net credit losses were partially offset by higher charge-offs in the foreign loan portfolio.
- - -------------------------------------------------------------------------------

Nonaccrual          Total nonaccrual assets decreased $388 million, or 13
Assets, Restruc-    percent, between year-end 1993 and March 31, 1994. This
tured Loans, and    decrease was largely the result of paydowns and loans
Loans Past Due      restored to accrual status, reflecting improvements in most
90 Days or More     segments of the credit portfolio, particularly in the
and Still Accruing  construction and development and commercial and industrial
Interest            loan portfolios. Also contributing to the decline in
                    nonaccrual assets was a reduction in the amount of loans placed on nonaccrual status during the first quarter of 1994 compared to the previous quarter. These decreases were partially offset by an increase in nonaccrual residential first mortgages, which primarily resulted from slow economic recovery in certain Southern California counties. However, management expects that nonaccrual residential first mortgages will also begin to decline as recent improvements in delinquency trends in most markets are expected to continue.

                    The improvement in the Corporation's credit quality during the first quarter of 1994 was also reflected in the Corporation's nonperforming asset ratios. At March 31, 1994, the ratio of nonaccrual loans to total loans was 2.02 percent, down from 2.28 percent at December 31, 1993. In addition, the ratio of total nonperforming assets (comprised of nonaccrual assets and other real estate owned) to total assets declined 27 basis points since year-end 1993 to 1.55 percent.

================================================================================

Analysis of Change in Nonaccrual Assets
- - --------------------------------------------------------------------------------

                                                            1994                     1993
                                                         -------   ---------------------------------------
                                                           First    Fourth      Third    Second      First
(in millions)                                            Quarter   Quarter    Quarter   Quarter    Quarter
- - ----------------------------------------------------------------------------------------------------------
Balance, beginning of quarter                             $2,886    $3,928     $4,618    $5,033     $5,235

Additions
Loans placed on nonaccrual status                            227       284        256       360        540
Deductions
Restored to accrual status                                  (195)     (317)      (326)     (253)       (92)
Foreclosures                                                 (72)     (100)      (196)     (176)      (217)
Charge-offs                                                  (40)     (123)       (99)     (135)       (76)
Restructuring-country-related assets
 transferred to assets pending disposition                    --      (310)        --        --         --
Other, primarily payments                                   (308)     (476)      (325)     (211)      (357)
- - ----------------------------------------------------------------------------------------------------------
 Balance, End of Quarter                                  $2,498    $2,886     $3,928    $4,618     $5,033
- - ----------------------------------------------------------================================================

===============================================================================

Nonaccrual Assets, Restructured Loans, and Loans Past Due 90 Days or More and
Still Accruing Interest
- - -------------------------------------------------------------------------------

                                                                                  1994                    1993
                                                                              --------   ---------------------------------------
(in millions)                                                                 March 31   Dec. 31   Sept. 30   June 30   March 31
- - --------------------------------------------------------------------------------------------------------------------------------
Nonaccrual Assets
Domestic consumer loans:
 Residential first mortgages                                                    $  426    $  406     $  359    $  346     $  321
 Other consumer                                                                     45        53         52        82         91
Domestic commercial loans:
 Commercial and industrial                                                         372       457        539       661        786
 Loans secured by real estate                                                      553       570        742       771        737
 Construction and development loans secured by real estate                         819     1,037      1,545     2,028      2,332
 Financial institutions                                                             22        64         59        55         39
 Lease financing                                                                    13        18         22         1          2
 Agricultural                                                                       41        49         56        81         91
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                 2,291     2,654      3,374     4,025      4,399
Foreign loans:
 Commercial and industrial                                                         119       139        356       360        391
 Governments and official institutions                                              43        42         45        61         55
 Banks and other financial institutions                                              9        11         64        41         43
 Other                                                                              36        40         77        99        117
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                   207       232        542       561        606
Other interest-bearing assets                                                       --        --         12        32         28
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                $2,498    $2,886     $3,928    $4,618     $5,033
- - --------------------------------------------------------------------------------================================================

Restructured Loans
Domestic commercial:
 Commercial and industrial                                                      $   86    $   66     $   79    $   20     $   26
 Loans secured by real estate                                                       12        21          6         5          8
 Construction and development loans secured by real estate                           6        10         16        16         15
 Lease financing                                                                     1         1          1        --         --
 Agricultural                                                                        1        --         --         1          1
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                   106        98        102        42         50
Foreign/a/                                                                          36        36         36        37         40
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                $  142    $  134     $  138    $   79     $   90
- - --------------------------------------------------------------------------------================================================

Loans Past Due 90 Days or More and Still Accruing Interest
Domestic consumer:
 Residential first mortgages                                                    $  121    $  153     $  220    $  179     $  196
 Other consumer                                                                    169       175        185       222        268
Domestic commercial:
 Commercial and industrial                                                           3        20         51        32         23
 Loans secured by real estate                                                       64       138        125        89         83
 Construction and development loans secured by real estate                         113        86         67        76         71
 Financial institutions                                                             --        --         --        --          4
 Agricultural                                                                        7        --         --        --         --
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                   477       572        648       598        645
Foreign                                                                              5         6         13        --         --
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                $  482    $  578     $  661    $  598     $  645
- - --------------------------------------------------------------------------------================================================

/a/Excludes debt restructurings with countries that have experienced liquidity problems of $2.4 billion at March 31, 1994 and December 31, 1993, and $2.3 billion at September 30, 1993, June 30, 1993, and March 31, 1993. Beginning in the first quarter of 1994, the majority of these instruments were classified as either available-for-sale or held-to-maturity securities. Prior to January 1, 1994, these instruments were classified as loans.

================================================================================

Interest Income Foregone on Nonaccrual Assets
- - --------------------------------------------------------------------------------

                                                              Three Months Ended
(in millions)                                                     March 31, 1994
- - --------------------------------------------------------------------------------
Domestic
Interest income that would have been recognized had the assets
 performed in accordance with their original terms                           $52
Less:  Interest income included in the results of
 operations/a/                                                                13
- - --------------------------------------------------------------------------------
 Domestic interest income foregone                                            39
Foreign
Interest income that would have been recognized had the assets
 performed in accordance with their original terms                             5
Less:  Interest income included in the results of
 operations/b/                                                                 3
- - --------------------------------------------------------------------------------
 Foreign interest income foregone                                              2
- - --------------------------------------------------------------------------------
                                                                             $41
- - -----------------------------------------------------------------------------===

/a/Interest income included in the results of domestic operations represents interest payments recognized in interest income that related to domestic nonaccrual assets with carrying values totaling $595 million at March 31, 1994. Not included in interest income for the three months ended March 31, 1994 were interest payments of $15 million which, for accounting purposes, were used to offset the principal balance of domestic nonaccrual assets with carrying values totaling $780 million at March 31, 1994.

/b/Interest income included in the results of foreign operations represents interest payments recognized in interest income that related to foreign nonaccrual assets with carrying values totaling $36 million at March 31, 1994. Not included in interest income for the three months ended March 31, 1994 were interest payments of $2 million which, for accounting purposes, were used to offset the principal balance of foreign nonaccrual assets with carrying values totaling $76 million at March 31, 1994.

===============================================================================

Cash Interest Payments on Nonaccrual Assets by Loan Type
- - -------------------------------------------------------------------------------

                                                                                                          Three Months Ended
                                                           March 31, 1994                                   March 31, 1994
                               ------------------------------------------------------------------  ---------------------------------
                                                           Cumulative                                        Cash Interest
                                                                 Cash                   Book as a          Payments Applied
                               Contractual                   Interest  Nonaccrual      Percentage  ---------------------------------
                                 Principal   Cumulative       Applied        Book              of  As Interest  As Reduction
(in millions)                      Balance  Charge-offs  to Principal     Balance/a/  Contractual  Income       of Principal  Total
- - -----------------------------------------------------------------------------------------------------------------------------------
Domestic
Consumer:
 Residential first mortgages        $  426         $ --          $ --      $  426             100%         $ 2        $   --   $  2
 Other consumer                         46            1            --          45              98           --            --     --
Commercial:
 Commercial and industrial             546          138             36        372              68             2            3      5
 Loans secured by real estate          709          116             40        553              78             5            4      9
 Construction and development
  loans secured by real estate       1,242          277            146        819              66             3            8     11
 Financial institutions                 42           16              4         22              52            --           --     --
 Lease financing                        21            7              1         13              62            --           --     --
 Agricultural                           59           15              3         41              69             1           --      1
- - -----------------------------------------------------------------------------------------------------------------------------------
                                     3,091          570            230      2,291              74            13           15     28
Foreign, excluding restructuring-
 country-related assets
Commercial and industrial              176           39             18        119              68             1            2      3
Governments and official
 institutions                           16           --             --         16             100            --          --      --
Banks and other financial
 institutions                            1           --             --          1             100            --          --      --
Other                                   64           25              3         36              56            --          --      --
- - -----------------------------------------------------------------------------------------------------------------------------------
                                       257           64             21        172              67             1            2      3
- - -----------------------------------------------------------------------------------------------------------------------------------
 Total, excluding restructuring-
  country-related assets             3,348          634            251      2,463              74            14           17     31
Restructuring-country-related assets    91           49              7         35              38             2           --      2
- - -----------------------------------------------------------------------------------------------------------------------------------
                                    $3,439         $683           $258     $2,498              73%          $16          $17    $33
- - ------------------------------------===============================================================================================

  Cash yield on total nonaccrual assets                                                                                        5.36%
- - -----------------------------------------------------------------------------------------------------------------------------------

  /a/ Nonaccrual book balance is equal to the contractual principal balance less charge-offs and cash interest payments applied as a reduction of principal since inception of the loan.

Foreign Exchange and Other Derivatives
================================================================================

             In the ordinary course of business, the Corporation enters into various types of transactions that involve foreign exchange and other derivative products with off-balance-sheet risk. Foreign exchange and other derivative products include futures, forwards, swaps, and option contracts, and are principally linked to interest rates, foreign exchange rates, or the prices of securities. Foreign exchange and other derivative transactions are conducted with various types of counterparties, including U.S. and foreign banks, nonbank financial institutions, corporations, and middle market customers. The following table is a summary of the notional or contract amounts, credit exposure amounts, and fair value amounts associated with the Corporation's off-balance-sheet trading and asset and liability management activities at March 31, 1994. As illustrated below, the Corporation's off-balance-sheet credit exposure with regard to foreign exchange and other derivative products is a small fraction of the respective notional or contract amounts.

================================================================================

Foreign Exchange and Other Derivative Products at March 31, 1994
- - --------------------------------------------------------------------------------

                                         Notional       Credit         Fair
                                      or Contract     Exposure        Value
(in billions)                              Amount       Amount       Amount/a/
- - --------------------------------------------------------------------------------
TRADING:
 Foreign exchange contracts/b/            $ 595.9/c/     $ 4.6/d/     $(0.4)
 Interest rate swaps                        265.3/c/       2.4/d/e/     0.5
 Interest rate futures and forward
  contracts                                 156.8 /c/      0.1/d/        --
 Interest rate options                       55.3 /c/      0.2/d/        --
- - --------------------------------------------------------------------------------
                                          $1,073.3/f/    $ 7.3        $ 0.1
- - ------------------------------------------======================================
ASSET AND LIABILITY MANAGEMENT:
 Interest rate swaps                        $ 27.7/c/    $  --        $(0.1)
 Interest rate futures and forward
  contracts                                   30.4/c/       --           --/g/
 Interest rate options                         8.6/c/       --          0.2/g/
 Other/h/                                      1.6/c/       --          0.1
- - --------------------------------------------------------------------------------
                                            $ 68.3/f/    $  --        $ 0.2
- - ------------------------------------------======================================

/a/ Fair value amounts consist of net unrealized gains and losses, accrued interest receivable or payable, and premiums paid or received. Such amounts represent the net fair value of contracts with all counterparties.

/b/ Includes amounts related to foreign exchange spot, forward, future, and option contracts and currency swaps.

/c/ Interest rate swaps, interest rate futures and forward contracts, and interest rate options in both the trading and asset and liability management portfolios include $12.3 billion, $2.1 billion, and $0.5 billion, respectively, of intercompany hedging-related contracts. Both trading foreign exchange contracts and other asset and liability management contracts include $1.4 billion of intercompany hedging-related foreign exchange forward contracts and currency swaps.

/d/ Amounts represent net unrealized gains on contracts with counterparties for whom legally enforceable master netting agreements were in place and effective at March 31, 1994 and gross unrealized gains on contracts with other counterparties. Credit risk amounts in Note 9 of the Notes to Consolidated Financial Statements on pages 10 and 11 do not give effect to netting under legally enforceable master netting agreements. Accordingly, these credit risk amounts differ from the credit exposure amounts detailed above.

/e/ Includes the results of cross product netting of certain interest rate derivatives and currency swaps.

/f/ Including intercompany hedging-related contracts of $18.3 billion in both the trading and asset and liability management portfolios, the aggregate notional or contract amounts of foreign exchange and other derivative contracts outstanding at December 31, 1993 were $894.1 billion for the trading portfolio and $64.5 billion for the asset and liability management portfolio.

/g/ The fair value amounts for interest rate futures and forward contracts and interest rate options in the asset and liability management portfolio include gross unrealized gains of $10.6 million and $173.9 million, respectively, and gross unrealized losses of $11.1 million and $3.5 million, respectively.

/h/ Includes amounts related to foreign exchange forward contracts and currency swaps.



             The table on page 35 summarizes expected maturities and weighted average interest rates associated with amounts to be received or paid on asset and liability management interest rate swaps at March 31, 1994. These swaps are designated as accounting hedges and are used to modify the interest rate characteristics of assets and liabilities. Expected maturities and weighted average interest rates associated with the Corporation's asset and liability management interest rate swap portfolio at December 31, 1993 were not significantly different from those at March 31, 1994.

==========================================================================================================================

Asset and Liability Management Interest Rate Swaps/a/
- - --------------------------------------------------------------------------------------------------------------------------
                                              Greater     Greater     Greater     Greater     Greater     Greater
                                               than        than        than        than        than        than
                                   0-1       1 up to 2   2 up to 3   3 up to 4   4 up to 5   5 up to 10     10
(in billions)                      year        years       years       years       years       years       years     Total
- - --------------------------------------------------------------------------------------------------------------------------
Receive fixed swaps:/b/
 Notional amount                  $ 5.4       $ 0.5       $ 0.3       $ 0.4       $ 0.7       $ 7.8      $ 1.5       $16.6
 Weighted average receive rate     7.41%       7.64%       7.75%       7.31%       7.48%       6.57%      6.51%       6.94%

Pay fixed swaps:/b/
 Notional amount                  $ 0.5       $ 2.6       $ 3.4       $ 1.5       $ 0.2       $ 0.6      $ 0.3       $ 9.1
 Weighted average pay rate         9.42%       5.27%       4.94%       5.88%       5.97%       6.31%      6.75%       5.56%

Forward swaps:/c/
 Notional amount                     --          --          --       $ 0.5          --       $ 0.7      $ 0.2       $ 1.4
 Weighted average receive rate       --          --          --        6.14%         --        7.00%      6.66%       6.65%

Basis swaps:/d/
 Notional amount                  $ 0.1       $ 0.1       $ 0.1          --          --       $ 0.3         --       $ 0.6
- - --------------------------------------------------------------------------------------------------------------------------
  Total Notional Amount                                                                                              $27.7
- - ---------------------------------------------------------------------------------------------------------------------=====


/a/ Includes intercompany hedging swaps.

/b/ The floating side of substantially all receive fixed and pay fixed swaps is based on the one-, three-, or six-month London InterBank Offered Rate (LIBOR). At March 31, 1994, the one-, three-, and six-months LIBOR rates were 3.69 percent, 3.88 percent, and 4.19 percent, respectively.

/c/ Accrual of interest on forward swaps starts at a predetermined future date.
    The majority of the forward swaps start accruing interest one to three years after March 31, 1994.

/d/ Basis swaps are interest rate swaps in which both amounts paid and received are based on floating rates. The Corporation's pay rates are primarily based on the 11th District Cost of Funds or a commercial paper index and its receive rates are primarily based on LIBOR.


             Substantially all of the Corporation's hedging-related futures and forward contracts outstanding at March 31, 1994 mature within one year, while 90 percent of its hedging-related option contracts mature within 3 years. All of the Corporation's hedging-related foreign exchange forward contracts outstanding at March 31, 1994 mature within 60 days. At December 31, 1993, the maturity distributions of the Corporation's hedging-related futures and forward contracts, option contracts, and foreign exchange forward contracts were substantially the same as at March 31, 1994. At both March 31, 1994 and December 31, 1993, the Corporation's hedging-related foreign exchange forward contracts were denominated in various currencies, most notably Hong Kong dollars and Spanish pesetas. The Corporation's hedging-related currency swaps were not significant at either March 31, 1994 or December 31, 1993.

             For additional information concerning derivative and foreign exchange transactions and their associated credit risk amounts, refer to Note 9 of the Notes to Consolidated Financial Statements on pages 10-11.

Funding and Capital
================================================================================

Liquidity           Liquid assets consist of cash and due from banks, interest-
                    bearing deposits in banks, federal funds sold, securities
                    purchased under resale agreements, trading account assets, and available-for-sale securities. At March 31, 1994, liquid assets totaled $39.0 billion, up $9.8 billion from $29.2
                    billion at December 31, 1993. This growth in liquid assets can be primarily attributed to a $6.1 billion increase in
                    available-for-sale-securities, largely as a result of the
                    first-quarter adoption of SFAS No. 115. In addition,
                    securities purchased under resale agreements and interest-
                    bearing deposits in banks grew $2.4 billion and $1.0
                    billion, respectively, funded primarily by deposits and
                    short-term liabilities.
- - --------------------------------------------------------------------------------

Capital At March 31, 1994, total stockholders' equity was $16.9 billion, down from $17.1 billion at December 31, 1993. This decrease in total stockholders' equity was largely attributable to the stock repurchase discussed below and the recording of $252 million in net unrealized losses on available-for-sale securities (net of related income taxes) in connection with the adoption of SFAS No. 115. These decreases were partially offset by first-quarter earnings net of preferred and common dividends.

                    In connection with the pending acquisition of Continental, the Parent began to implement its previously announced plan to repurchase approximately $500 million of its common stock. As of March 31, 1994, the Parent had completed approximately 70 percent of its goal by repurchasing 8.2 million shares of its common stock on the open market. These shares were repurchased for $345 million, thereby reducing total stockholders' equity by that amount.

                    The Corporation's total and Tier 1 risk-based capital ratios increased 21 basis points and 3 basis points, respectively, between December 31, 1993 and March 31, 1994. The increase in the Corporation's total risk-based capital ratio can be primarily attributed to growth in Tier 2 capital, resulting from the issuance of subordinated debt. The Corporation's Tier 1 leverage ratio decreased 27 basis points between year-end 1993 and March 31, 1994 primarily due to the increase in average total assets in connection with the adoption of FIN 39 on January 1, 1994.

================================================================================

Risk-Based Capital and Risk-Based Capital Ratios
- - --------------------------------------------------------------------------------

                                                     1994                                         1993
                                                 --------           ----------------------------------------------------------------
  (dollar amounts in millions)/a/                March 31           Dec. 31           Sept. 30           June 30           March 31
- - ------------------------------------------------------------------------------------------------------------------------------------

Risk-Based Capital
Common stockholders' equity                       $14,136/b/        $14,165            $13,826           $13,455            $13,083
Perpetual preferred stock                           2,979             2,979              2,979             2,979              2,979
Less: Goodwill, nongrandfathered
   core deposit and other identifiable
   intangibles, and other deductions/c/            (5,060)           (5,125)            (5,291)           (5,327)            (5,513)
- - ------------------------------------------------------------------------------------------------------------------------------------
      Tier 1 capital                               12,055            12,019             11,514            11,107             10,549

Eligible portion of the allowance for
   credit losses (exclusive of allocated
   transfer risk reserve)/d/                        1,990             1,995              2,022             2,025              2,037
Hybrid capital instruments/e/                         562               568                582             1,059              1,478
Subordinated notes and debentures/f/                4,699             4,422              4,477             4,591              4,097
Less:  Other deductions                               (47)              (37)               (24)              (23)               (78)
- - ------------------------------------------------------------------------------------------------------------------------------------
      Tier 2 capital                                7,204             6,948              7,057             7,652              7,534
- - ------------------------------------------------------------------------------------------------------------------------------------
         Total Risk-Based Capital                 $19,259           $18,967            $18,571           $18,759            $18,083
- - --------------------------------------------------==================================================================================
Risk-Based Capital Ratios
Tier 1 capital                                       7.64%             7.61%              7.19%             6.93%              6.55%
Tier 2 capital                                       4.57              4.39               4.41              4.77               4.67
- - ------------------------------------------------------------------------------------------------------------------------------------
         Total Risk-Based Capital Ratio             12.21%            12.00%             11.60%            11.70%             11.22%
- - --------------------------------------------------==================================================================================

Tier 1 Leverage Ratio/g/                             6.37%             6.64%              6.42%             6.21%              5.91%
====================================================================================================================================


/a/ Due to the first-quarter 1993 adoption of SFAS No. 109, "Accounting for
    Income Taxes," CDI and other identifiable intangibles that are normally deducted from Tier 1 capital under the current guidelines of the federal banking regulators were $500 million, $510 million, $516 million, $535 million, and $554 million higher at March 31, 1994, December 31, 1993, September 30, 1993, June 30, 1993, and March 31, 1993, respectively, with corresponding increases in deferred taxes. The federal banking regulators have not issued final capital regulations on the adoption of SFAS No. 109 and are currently considering whether such increased intangibles should be deducted from capital. Management believes that the increased amounts of CDI and other identifiable intangibles resulting from the adoption of SFAS No. 109 do not pose a risk to the Corporation's capital and should not be deducted from capital in determining capital ratios. Pending final resolution of this issue by the banking regulators, such amounts have not been deducted from capital in determining the capital ratios shown above.

/b/ Excludes net unrealized losses on available-for-sale securities of $252 million resulting from the adoption of SFAS No. 115.

/c/ Includes nongrandfathered CDI and other identifiable intangibles acquired after February 19, 1992 of $985 million and $67 million, respectively, at March 31, 1994, $1,008 million and $71 million, respectively, at December 31, 1993, $1,034 million and $84 million, respectively, at September 30, 1993, $1,045 million and $84 million, respectively, at June 30, 1993, and $1,041 million and $81 million, respectively, at March 31, 1993, excluding tax gross-ups due to the adoption of SFAS No. 109. Also includes $30 million, $35 million, $51 million, $33 million, and $27 million at March 31, 1994, December 31, 1993, September 30, 1993, June 30, 1993, and March 31,
    1993, respectively, of the excess of the net book value over 90 percent of the fair value of purchased mortgage servicing rights and credit card intangibles.

/d/ Limited to 1.25% of risk-weighted assets.

/e/ Represents subordinated capital notes adjusted for certain limitations.

/f/ Limited to 50% of core capital, and reduced by 20% per year during an instrument's last five years before maturity.

/g/ Based on Tier 1 capital before other deductions of $47 million at March 31, 1994, $37 million at December 31, 1993, $25 million at September 30, 1993, $24 million at June 30, 1993, and $79 million at March 31, 1993.

================================================================================


Interest            Because of the interest rate sensitivity of financial
Rate Risk           products, fluctuations in interest rates expose the
Management          Corporation to potential gains and losses. In an effort to limit its loss exposure, the Corporation strives to manage the repricing characteristics of its assets and liabilities accounted for on an accrual basis. The Corporation evaluates its interest rate risk exposure by analyzing the repricing characteristics of its on- and off-balance-sheet positions.
                    A summary of these characteristics is shown on page 39 in the Accrual Book Risk Positions table at March 31, 1994.

                    The table shows that, at March 31, 1994, in the one-year-or-less categories, U.S. dollar-denominated assets exceeded liabilities by $2 billion. While the Corporation strives to limit current earnings sensitivity to interest rate movements, managers are allowed, within approved limits, to take tactical positions for purposes of generating earnings that can result from the relative repricing positions of primarily short-term assets and liabilities.

                    In the over-one-year categories at March 31, 1994, U.S. dollar-denominated liabilities and equity exceeded assets by $2 billion. The Corporation manages this term risk to preserve ongoing earnings competitiveness and promote market price stability of its common equity.

                    The Corporation also attempts to maintain an approximately neutral strategic position to possible interest rate movements while recognizing common equity as a long term source of funds. Both on-balance-sheet securities and off-balance-sheet instruments are used to manage exposure to interest rate risk. Selected off-balance-sheet instruments, including futures, forward rate agreements, and swaps, are designated as hedges by the Corporation to manage repricing mismatches. At March 31, 1994, off-balance-sheet instruments acquired for hedging purposes containing a short embedded option component were insignificant. At March 31, 1994, the Corporation held interest rate swap contracts with a gross notional value of $28 billion in support of these accrual book risk management activities. The amount of receive fixed indexed amortizing swaps held at March 31, 1994 was insignificant.

                    At March 31, 1994, an imbalance in customer business, primarily more deposit balances than loan assets, caused liabilities and equity to exceed customer-related assets by $18 billion. This structural imbalance and its related repricing mismatch effects were mitigated by the Corporation's risk management activities. As shown in the table on page 39, under-one-year securities and off-balance-sheet risk management positions modified a $(2) billion structural gap mismatch exposure to $2 billion. Over-one-year risk management positions reduced the structural gap mismatch of $(16) billion by $14 billion.

                    While the Accrual Book Risk Positions table on page 39 provides an indication of the potential impact on the Corporation of a change in interest rates, it does not fully depict the Corporation's exposure to risks resulting from interest rate fluctuations. Certain assets and liabilities have option-like characteristics that can affect the Corporation's income through the exercise of these options as interest rates change. The Corporation's exposure from these option-like characteristics is separately evaluated and contained with net purchased interest rate options in order to manage the magnitude of potential gains or losses from changes in interest rates.

================================================================================

Accrual Book Risk Positions at March 31, 1994/a/
- - --------------------------------------------------------------------------------

                                                       greater     greater     Subtotal     greater    greater   Subtotal
                                                          than        than         less       than       than     greater
                                               0-3         3-6        6-12         than        1-5          5        than
(in billions)                               months      months      months       1 year      years      years      1 year      Total
- - ------------------------------------------------------------------------------------------------------------------------------------
STRUCTURAL GAP POSITION/b/                    $ 10        $ --       $(12)         $(2)       $(3)      $(13)       $(16)      $(18)

RISK MANAGEMENT POSITIONS:/c/
   Securities/d/                                 2           2          3            7          5          6          11         18
   Off-balance-sheet hedging instruments       (16)          3         10           (3)        (6)         9           3         --
- - ------------------------------------------------------------------------------------------------------------------------------------
    Total risk management positions            (14)          5         13            4         (1)        15          14         18
- - ------------------------------------------------------------------------------------------------------------------------------------
     TOTAL GAP POSITION                       $ (4)       $  5       $  1          $ 2        $(4)      $  2        $ (2)      $ --
- - -------------------------------------------=========================================================================================

/a/ Net U.S. dollar-denominated interest-rate-sensitive financial instruments.

/b/ Gap positions primarily attributable to loan assets and deposit liabilities.

/c/ Excludes trading-related products and restructuring-country-related par bonds.

/d/ Includes available-for-sale and held-to-maturity securities.



                    Gap positions with maturities less than one year are actively managed, and as such, vary continuously and appreciably. As a consequence, positions in place at quarter-end are not necessarily indicative of positions held throughout a quarter. Gap mismatches with maturities in excess of one year (Term Book gaps) are more stable. Management of these positions is focused on reducing structural gap mismatches. At no time are off-balance sheet transactions initiated that extend structural mismatch positions. Occasionally, new customer business reduces longer maturity structural mismatches, leaving an excess of previously executed hedge contracts in a particular maturity range. These management positions may be reversed depending on the overall risk characteristics of the Term Book.

                    Shorter maturity gap mismatch positions reflect management's view at a specific point in time on the speed of future interest rate movements, not necessarily the direction of future rate movements. For example, a negative gap in the 0-3 months maturity indicates a view that future interest rates will run beneath implied forward rates. As the current yield curve is steeply upward sloping, a negative 0-3 month gap, if maintained, would be profitable if interest rates rose at a speed less than that implied by the yield curve.

Other Information
================================================================================

Item 6.             (a)  Exhibits:
Exhibits and
Reports on          Not applicable.
Form 8-K
                    (b) Reports on Form 8-K:

                    During the first quarter of 1994, the Parent filed reports on Form 8-K dated January 19, 1994, January 27, 1994, March 11, 1994, March 21, 1994, and March 29, 1994. The January
                    19, 1994 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Fourth Quarter Earnings." The January 27, 1994 report disclosed, pursuant to Items 5 and 7 of the report, Continental's agreement to merge with and into the Parent and a related stock option agreement to purchase Continental common stock dated as of January 27, 1994. The March 11, 1994 report disclosed, pursuant to Items 5 and 7 of the report, certain information regarding the pending Continental acquisition. The March 21, 1994 report filed, pursuant to Items 5 and 7 of the report, certain historical and unaudited historical and pro forma combined financial information for the Corporation and Continental and subsidiaries. The March 29, 1994 report provided information, pursuant to Item 5 of the report, concerning the pending Continental acquisition. After the first quarter of 1994, the Parent filed reports on Form 8-K dated April 20, 1994 and May 12, 1994. The April 20, 1994 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica First Quarter Earnings." The May 12, 1994 report filed, pursuant to Items 5 and 7 of the report, certain historical and unaudited historical and pro forma combined financial information for the Corporation and Continental and subsidiaries.

Signatures
================================================================================

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     BANKAMERICA CORPORATION
                                     Registrant

                                     By Principal Financial Officer and
                                     Duly Authorized Signatory:



                                     /s/ Lewis W. Coleman

                                     LEWIS W. COLEMAN
                                     Vice Chairman of the Board and
                                     Chief Financial Officer
                                     May 12, 1994



                                     By Principal Accounting Officer and
                                     Duly Authorized Signatory:



                                     /s/ Paul R. Ogorzelec

                                     PAUL R. OGORZELEC
                                     Executive Vice President
                                     May 12, 1994

[BankAmerica Corporation Logo Appears Here]

Other information about BankAmerica
Corporation may be found in its Quarterly
Report to Shareholders and its Annual
Report to Shareholders. These reports, as well as additional copies of this Analytical
Review and Form 10-Q, may be
obtained from:

Corporate Public Relations #3124
Bank of America
P.O. Box 37000
San Francisco, CA 94137


                                           (Recycled paper logo appears here.)