Form 10-Q
period 1994-06-30
BANKAMERICA CORP
filed 1994-08-11
CIK 9672

                        BANKAMERICA CORPORATION ANALYTICAL REVIEW AND FORM 10-Q






                  [BANKAMERICA CORPORATION LOGO APPEARS HERE]







                                                                           1994
                                                                    2nd Quarter

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 1994
                                       or

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

 Common Stock, $1.5625 par value ------ 346,908,728, shares outstanding on
                                June 30, 1994.*

             *In addition, 12,428,662 shares were held in treasury.
================================================================================
This document serves both as an analytical review for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of BankAmerica Corporation to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or to pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with the consolidated financial statements and notes thereto included in BankAmerica Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

CONTENTS

===============================================================================

PART I FINANCIAL INFORMATION

Item 1.
Financial Statements:
  Consolidated Statement of Operations.....................................   2
  Consolidated Balance Sheet...............................................   3
  Consolidated Statement of Cash Flows.....................................   4
  Consolidated Statement of Changes in Stockholders' Equity................   5
  Notes to Consolidated Financial Statements...............................   6

Item 2.
Management's Discussion and Analysis:
  Highlights...............................................................  13
  Business Sectors.........................................................  15
  Results of Operations:
   Net Interest Income.....................................................  18
   Noninterest Income......................................................  18
   Noninterest Expense.....................................................  20
   Income Taxes............................................................  21
  Balance Sheet Analysis...................................................  22
   Overview of Loan Portfolio..............................................  24
    Domestic Consumer Loans................................................  24
    Domestic Commercial Loans..............................................  26
    Foreign Loans..........................................................  27
   Restructuring Country Debt..............................................  28
  Credit Risk Management:
   Allowance for Credit Losses.............................................  30
   Nonaccrual Assets, Restructured Loans, and
    Loans Past Due 90 Days or More and Still Accruing Interest.............  32
  Foreign Exchange and Other Derivatives...................................  36
  Funding and Capital:
   Liquidity...............................................................  38
   Capital.................................................................  38
   Interest Rate Risk Management...........................................  40

- -------------------------------------------------------------------------------

PART II OTHER INFORMATION

Item 4.
Submission of Matters to a Vote of Security Holders........................  42

Item 6.
Exhibits and Reports on Form 8-K...........................................  43

Signatures.................................................................  44

===============================================================================


FINANCIAL STATEMENTS

BANKAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
========================================================================================================================
                                                                 1994                  1993             SIX MONTHS ENDED
                                                           ----------------  -------------------------      JUNE 30
                                                            SECOND    FIRST   FOURTH    THIRD   SECOND  ----------------
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)        QUARTER  QUARTER  QUARTER  QUARTER  QUARTER     1994    1993
- ------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                       $2,294   $2,206   $2,329   $2,345   $2,360   $4,500  $4,789
Interest-bearing deposits in banks                              74       56       54       49       45      130      91
Federal funds sold                                              15       13        6       12       11       28      17
Securities purchased under resale agreements                    89       72       54       51       37      161      69
Trading account assets                                         122      111      102      111       83      233     159
Available-for-sale and held-to-maturity securities             345      355      331      377      345      700     681
- ------------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST INCOME                                      2,939    2,813    2,876    2,945    2,881    5,752   5,806

INTEREST EXPENSE
Deposits                                                       753      697      715      732      737    1,450   1,524
Federal funds purchased                                          3        3        4        3        4        6       9
Securities sold under repurchase agreements                     97       79       46       55       33      176      57
Other short-term borrowings                                     59       61       56       51       45      120      94
Long-term debt                                                 185      169      177      184      180      354     366
Subordinated capital notes                                      10       10       13       39       30       20      61
- ------------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                     1,107    1,019    1,011    1,064    1,029    2,126   2,111
- ------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                        1,832    1,794    1,865    1,881    1,852    3,626   3,695

Provision for credit losses                                    125      125      150      178      227      250     475
- ------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES      1,707    1,669    1,715    1,703    1,625    3,376   3,220
NONINTEREST INCOME
Deposit account fees                                           290      294      302      306      301      584     590
Credit card fees                                                85       82       95       88       89      167     171
Trust fees                                                      66       67       72       74       77      133     148
Other fees and commissions                                     262      266      268      275      272      528     540
Trading income                                                 106       74      101      132      172      180     336
Net gains on available-for-sale securities                       7       20       16       14       13       27      31
Net gain on sales of assets                                     20       45       45       17       17       65      44
Other income                                                   182      155      220      101      117      337     287
- ------------------------------------------------------------------------------------------------------------------------
  TOTAL NONINTEREST INCOME                                   1,018    1,003    1,119    1,007    1,058    2,021   2,147

NONINTEREST EXPENSE
Salaries                                                       700      710      729      744      703    1,410   1,413
Employee benefits                                              180      158      138      140      145      338     295
Occupancy                                                      167      165      182      172      167      332     330
Equipment                                                      138      146      174      145      151      284     291
Amortization of intangibles                                     99      105      115      100       74      204     206
Communications                                                  80       78       81       82       85      158     167
Regulatory fees and related expenses                            72       70       74       72       79      142     163
Professional services                                           53       58       73       63       72      111     132
Other expense                                                  332      294      408      330      350      626     664
- ------------------------------------------------------------------------------------------------------------------------
  TOTAL NONINTEREST EXPENSE                                  1,821    1,784    1,974    1,848    1,826    3,605   3,661
- ------------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE INCOME TAXES                                   904      888      860      862      857    1,792   1,706

Provision for income taxes                                     379      375      364      376      369      754     734
- ------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                             $  525   $  513   $  496   $  486   $  488   $1,038  $  972
- ------------------------------------------------------------============================================================

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE             $ 1.33   $ 1.27   $ 1.21   $ 1.19   $ 1.20   $ 2.59  $ 2.39

EARNINGS PER COMMON SHARE - ASSUMING FULL DILUTION          $ 1.32   $ 1.26   $ 1.21   $ 1.18   $ 1.19   $ 2.58  $ 2.38
- ------------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                         $ 0.40   $ 0.40   $ 0.35   $ 0.35   $ 0.35   $ 0.80  $ 0.70
========================================================================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
===============================================================================================================
                                                                  1994                        1993
                                                           ------------------    ------------------------------
(IN MILLIONS)                                              JUNE 30   MARCH 31    DEC. 31    SEPT. 30    JUNE 30
- ---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                   $ 10,137   $ 10,455   $ 10,482    $ 10,410   $ 10,989
Interest-bearing deposits in banks                           4,707      3,978      2,988       2,646      2,446
Federal funds sold                                           2,758      2,549      2,050       2,036      2,561
Securities purchased under resale agreements                 4,933      5,995      3,549       2,393      2,426
Trading account assets                                       5,714      6,648      6,866       7,845      5,783
Available-for-sale securities                                8,938      9,413      3,282       3,515      3,491
Held-to-maturity securities                                 11,734     11,979     16,415      16,810     16,207

Loans                                                      124,874    123,544    126,556     125,976    126,011
Less: Allowance for credit losses                            3,414      3,445      3,508       3,715      3,781
- ---------------------------------------------------------------------------------------------------------------
 Net loans                                                 121,460    120,099    123,048     122,261    122,230

Premises and equipment, net                                  3,705      3,664      3,631       3,584      3,585
Customers' acceptance liability                                935        801        851         847        699
Accrued interest receivable                                  1,097      1,030        982       1,020      1,002
Other real estate owned                                        472        553        517         589        512
Goodwill, net                                                3,886      3,931      3,973       4,097      4,141
Identifiable intangibles, net                                2,078      2,133      2,191       2,249      2,262
Unrealized gains on off-balance-sheet instruments            8,650      7,441         --          --         --
Other assets                                                 6,339      6,543      6,108       6,807      7,132
- ---------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                          $197,543   $197,212   $186,933    $187,109   $185,466
- ----------------------------------------------------------=====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
 Interest-bearing                                         $ 86,568   $ 88,139   $ 89,134    $ 90,774   $ 92,051
 Noninterest-bearing                                        31,009     30,920     31,578      31,560     31,190
Deposits in foreign offices:
 Interest-bearing                                           22,898     22,034     19,608      17,272     16,759
 Noninterest-bearing                                         1,560      1,496      1,298       1,363      1,409
- ---------------------------------------------------------------------------------------------------------------
  Total deposits                                           142,035    142,589    141,618     140,969    141,409
Federal funds purchased                                        223        270        220         602        724
Securities sold under repurchase agreements                  6,332      6,910      4,229       3,465      2,206
Other short-term borrowings                                  3,537      3,628      3,523       3,083      2,539
Acceptances outstanding                                        935        801        851         847        699
Accrued interest payable                                       550        529        505         548        542
Unrealized losses on off-balance-sheet instruments           8,727      7,129         --          --         --
Other liabilities                                            3,894      4,059      4,728       5,849      5,045
Long-term debt                                              13,611     13,828     13,508      14,008     14,409
Subordinated capital notes                                     606        606        607         933      1,459
- ---------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                        180,450    180,349    169,789     170,304    169,032

STOCKHOLDERS' EQUITY
Preferred stock                                              2,979      2,979      2,979       2,979      2,979
Common stock                                                   561        561        560         559        556
Additional paid-in capital                                   7,150      7,130      7,118       7,094      7,025
Retained earnings                                            7,131      6,807      6,502       6,187      5,888
Net unrealized losses on available-for-sale securities        (210)      (252)        --          --         --
Common stock in treasury, at cost                             (518)      (362)       (15)        (14)       (14)
- ---------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                17,093     16,863     17,144      16,805     16,434
- ---------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $197,543   $197,212   $186,933    $187,109   $185,466
- ----------------------------------------------------------=====================================================

See notes to consolidated financial statements.


BANKAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
==========================================================================================================================
                                                                                                  Six Months Ended June 30
                                                                                              ----------------------------
(IN MILLIONS)                                                                                   1994                  1993
- --------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                                   $ 1,038               $   972
Adjustments to net income to arrive at net cash provided by operating activities:
  Provision for credit losses                                                                    250                   475
  Net gain on sales of assets                                                                    (65)                  (44)
  Net amortization of loan fees and discounts                                                    (36)                 (105)
  Depreciation and amortization of premises and equipment                                        241                   221
  Amortization of intangibles                                                                    204                   206
  Provision for deferred income taxes                                                            244                   306
  Change in assets and liabilities net of effects from acquisitions, consolidations, divestitures, and pending dispositions:
      (Increase) decrease in accrued interest receivable                                        (115)                   25
      Increase in accrued interest payable                                                        45                    19
      (Increase) decrease in trading account assets                                              460                (2,308)
      Increase in current income taxes payable                                                   120                   332
    Deferred fees received from lending activities                                                56                    64
    Other, net                                                                                  (727)                 (134)
- --------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                                1,715                    29

  CASH FLOWS FROM INVESTING ACTIVITIES
  Activity in available-for-sale securities:
    Sales proceeds                                                                             1,144                 1,420
    Maturities, prepayments, and calls                                                         2,858                 4,218
    Purchases                                                                                 (3,084)               (2,105)
  Activity in held-to-maturity securities:
    Maturities, prepayments, and calls                                                         1,378                 2,541
    Purchases                                                                                 (1,018)               (4,479)
  Proceeds from sales of loans                                                                   790                   660
  Purchases of loans                                                                            (444)                 (316)
  Purchases of premises and equipment                                                           (305)                 (459)
  Proceeds from sales of other real estate owned                                                 311                   276
  Net cash provided (used) by:
    Loan originations and principal collections                                               (1,727)                1,118
    Interest-bearing deposits in banks                                                        (1,721)                 (271)
    Federal funds sold                                                                          (708)               (1,073)
    Securities purchased under resale agreements                                              (1,384)                  400
  Cash used by acquisitions                                                                       --                   (25)
  Cash provided by acquisitions                                                                   --                   131
  Proceeds from liquidations of assets identified for disposition                                219                 1,085
  Other, net                                                                                      13                   196
- --------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by investing activities                                        (3,678)                3,317

  CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                                                     1,702                 2,222
  Principal payments and retirements of long-term and subordinated capital notes              (1,582)               (2,709)
  Proceeds from issuance of common stock                                                          27                   194
  Treasury stock acquired                                                                       (503)                   (5)
  Common stock dividends                                                                        (282)                 (248)
  Preferred stock dividends                                                                     (121)                 (120)
  Net cash provided (used) by:
    Deposits                                                                                     414                (4,812)
    Federal funds purchased                                                                        3                   307
    Securities sold under repurchase agreements                                                2,103                 1,280
    Other short-term borrowings                                                                   14                   401
  Cash used by disposition of liabilities of deconsolidated subsidiaries and operations          (59)                 (177)
  Other, net                                                                                    (107)                 (532)
- --------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                                         1,609                (4,199)
  Effect of exchange rate changes on cash and due from banks                                       9                    (6)
- --------------------------------------------------------------------------------------------------------------------------
        Net decrease in cash and due from banks                                                 (345)                 (859)
  Cash and due from banks at beginning of period                                              10,482                11,848
- --------------------------------------------------------------------------------------------------------------------------
          CASH AND DUE FROM BANKS AT END OF PERIOD                                           $10,137               $10,989
- ---------------------------------------------------------------------------------------------=============================

See notes to consolidated financial statements.


BANKAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
=====================================================================================================================
                                                                            1994                     1993
                                                                     -----------------    ---------------------------
                                                                      Second     First     Fourth     Third    Second
(IN MILLIONS)                                                        Quarter   Quarter    Quarter   Quarter   Quarter
- ---------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning and end of quarter                                $ 2,979   $ 2,979    $ 2,979   $ 2,979   $ 2,979

COMMON STOCK
Balance, beginning of quarter                                            561       560        559       556       554
Common stock issued                                                       --         1          1         3         2
- ---------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                                561       561        560       559       556

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                                          7,130     7,118      7,094     7,025     6,954
Common stock issued                                                       20        12         24        69        71
- ---------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                              7,150     7,130      7,118     7,094     7,025

RETAINED EARNINGS
Balance, beginning of quarter                                          6,807     6,502      6,187     5,888     5,587
Net income                                                               525       513        496       486       488
Common stock dividends                                                  (139)     (143)      (125)     (124)     (124)
Preferred stock dividends                                                (61)      (60)       (60)      (61)      (60)
Foreign currency translation adjustments,
  net of related income taxes                                             (1)       (5)         4        (2)       (3)
- ---------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                              7,131     6,807      6,502     6,187     5,888

NET UNREALIZED LOSSES ON AVAILABLE-FOR-SALE SECURITIES
Balance, beginning of quarter                                           (252)       --         --        --        --
Effect of adoption of SFAS No. 115, net of related income taxes           --       (15)        --        --        --
Valuation adjustments, not of related income taxes                        42      (237)        --        --        --
- ---------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                               (210)     (252)        --        --        --

COMMON STOCK IN TREASURY, AT COST
Balance, beginning of quarter                                           (362)      (15)       (14)      (14)      (12)
Treasury stock transactions                                             (156)     (347)        (1)       --        (2)
- ---------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                               (518)     (362)       (15)      (14)      (14)
- ---------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                      $17,093   $16,863    $17,144   $16,805   $16,434
- ---------------------------------------------------------------------================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

NOTE 1. FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements of BankAmerica Corporation and subsidiaries (the Corporation) are prepared in conformity with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in BankAmerica Corporation's (the Parent) Annual Report on Form 10-K for the year ended December 31, 1993.

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

Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and Financial Accounting Standards Board Interpretation No. 39 (FIN 39), "Offsetting of Amounts Related to Certain Contracts." For information on the adoption of this Statement and Interpretation, refer to Notes 4 and 5 on pages 8 and 9 in the Notes to Consolidated Financial Statements.

Certain amounts in prior periods have been reclassified to conform to the current presentation.

- -------------------------------------------------------------------------------

NOTE 2. ACQUISITION OF CONTINENTAL BANK CORPORATION

Pursuant to the Restated Agreement and Plan of Merger (the Agreement) dated as of January 27, 1994, Continental Bank Corporation (Continental) will be merged with and into the Parent (the Continental Acquisition.) The purchase price includes an estimated 21.5 million shares of the Parent's common stock and $948 million in cash, subject to adjustment and termination in certain circumstances, including movements in the Parent's average stock price beyond certain levels. Based on the Parent's closing stock price on January 27, 1994, the total value of the common stock and cash to be issued would be approximately $1.9 billion. Holders of Continental common stock may elect to receive either cash or the Parent's common stock, subject to certain limitations.

In addition, each share of Continental's Adjustable Rate Preferred Stock, Series 1 and 2 that is outstanding immediately prior to the consummation of the Continental Acquisition will be converted, respectively, into one share of Adjustable Rate Preferred Stock, Series 1 and 2 of the Parent, having substantially the same terms. Based on January 27, 1994 market value information, the estimated value of the Parent's preferred stock to be issued in connection with the Continental Acquisition would have been $415 million if it had been issued at that date.

===============================================================================

The Parent also entered into a stock option agreement with Continental dated as of January 27, 1994, whereby the Parent was granted an option to purchase up to
10.2 million shares of Continental common stock (approximately 20 percent of its outstanding shares) at a price of $37.50 per share. The option is exercisable in certain circumstances, including the purchase by a third party of more than 20 percent of Continental shares or Continental's agreement to an alternative transaction with a third party. If either of such events occur within eighteen months after the termination of the Agreement, Continental would be obligated to pay the Parent the greater of $60 million or 3 percent of the value of such alternative transaction.

Continental is a Delaware corporation organized in 1968 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and the Illinois Bank Holding Company Act of 1957. Continental's principal subsidiary is Continental Bank. Continental provides an extensive range of commercial banking services, primarily in the Midwest, but also throughout the United States and in various overseas markets. Through its subsidiaries, Continental provides business financing, specialized financial and operating services, and private banking services. Continental also engages in equity finance and investing, as both principal and arranger, and international trading.

The Continental Acquisition will be recorded by the Parent using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." Under this method of accounting, the purchase price will be allocated to assets acquired and liabilities assumed based on their estimated fair values at consummation of the Continental Acquisition. The completion of this transaction is subject to the satisfaction of certain conditions set forth in the agreement. The parties presently anticipate that the closing will take place on or about August 31, 1994.

During the second quarter of 1994, the Parent completed its previously announced plan to repurchase common stock in connection with the pending acquisition of Continental. During the six months ended June 30, 1994, the Parent repurchased
11.8 million shares of its common stock on the open market at an average per-share price of $42.43.

- -------------------------------------------------------------------------------

NOTE 3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the six-month periods ended June 30, 1994 and 1993, the Corporation made interest payments on deposits and other interest-bearing liabilities of $2,082 million and $2,093 million, respectively, and made net income tax payments of $387 million and $96 million, respectively.

During the six months ended June 30, 1993, the Corporation securitized residential real estate loans of $132 million and reclassified them to available-for-sale securities. No residential real estate loans were securitized during the six months ended June 30, 1994.

Foreclosures totaled $296 million and $393 million for the six-month periods ended June 30, 1994 and 1993, respectively.

During the second quarter of 1994, assets that were previously reported as assets pending disposition were reclassified to either other assets or loans. Prior periods have been adjusted for this reclassification. Such assets reclassified to other assets totaled $995 million and $1,405 million as of June 30, 1994 and 1993, respectively, and included commercial and industrial loans held for sale in the normal course of business that were originated with the intent to sell of $760 million and $409 million at June 30, 1994 and 1993, respectively. Assets reclassified to loans consisted of residential first mortgages held for sale in the normal course of business of $38 million and $390 million at June 30, 1994 and 1993, respectively.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
===============================================================================

During the first quarter of 1993, management determined that certain subsidiaries that were held for disposition as of year-end 1992, including Bank of America (Asia) Limited, formerly Security Pacific Asia Bank, Ltd, a former subsidiary of Security Pacific Corporation, would not be sold. Accordingly, assets and liabilities of these subsidiaries that were previously recorded in other assets, including $329 million of available-for-sale securities, $1,950 million of loans, and $1,249 million of deposits, were consolidated in the Corporation's financial statements effective January 1, 1993.

- -------------------------------------------------------------------------------

NOTE 4. CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

SFAS No. 115 was adopted by the Corporation effective January 1, 1994. SFAS No. 115 requires debt securities for which the Corporation has the positive intent and ability to hold to maturity to be classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term will continue to be classified as trading account assets and reported at their fair values with unrealized gains and losses included in earnings. Other debt and equity securities that the Corporation may not hold to maturity and that are not considered to be part of trading-related activities are classified as available-for-sale securities and reported at their fair values, with unrealized gains and losses reported on a net-of-tax basis as a separate component of stockholders' equity. Prior-period amounts have not been restated since SFAS No. 115 does not allow retroactive application.

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

At June 30, 1994, certain nonaccrual debt-restructuring par bonds and other instruments issued by the governments of Brazil and Argentina with an aggregate face value of $754 million are included in available-for-sale securities at their market value of $367 million, including net unrealized gains of $207 million.

The fair values and amortized costs of available-for-sale and held-to-maturity securities are as follows:

                                      AVAILABLE-FOR-SALE      HELD-TO-MATURITY
                                          SECURITIES             SECURITIES
                                     --------------------    ------------------
                                       FAIR     AMORTIZED       FAIR  AMORTIZED
(IN MILLIONS)                         VALUE          COST      VALUE       COST
- -------------------------------------------------------------------------------
JUNE 30, 1994                        $8,938        $9,288    $11,544    $11,734
March 31, 1994                        9,413         9,849     11,976     11,979
December 31, 1993                     3,405         3,282     16,802     16,415
September 30, 1993                    3,688         3,515     17,357     16,810
June 30, 1993                         3,675         3,491     16,730     16,207

===============================================================================

During the six-month period ended June 30, 1994, the Corporation sold available-for-sale securities for aggregate proceeds of $1,144 million resulting in gross realized gains of $48 million and gross realized losses of $21 million. During the six-month period ended June 30, 1993, the Corporation sold available-for-sale securities for aggregate proceeds of $1,420 million, resulting in gross realized gains of $31 million and no gross realized losses. There were no sales of held-to-maturity securities during the six-month periods ended June 30, 1994 and 1993.

During the six-month period ended June 30, 1994, trading income included a net unrealized holding loss on trading securities of $64 million, excluding the net unrealized trading results of the Parent's securities broker and dealer subsidiaries, which are not subject to the requirements of SFAS No. 115.

- -------------------------------------------------------------------------------

NOTE 5. OFFSETTING OF AMOUNTS RELATED TO CERTAIN CONTRACTS

FIN 39 was prospectively adopted by the Corporation effective January 1, 1994. FIN 39 requires unrealized gains on forward, swap, option, and other conditional or exchange contracts to be recorded as assets and unrealized losses on these contracts to be recorded as liabilities. However, unrealized gains and losses may be netted where right of set-off criteria are met or contracts are executed under legally enforceable master netting agreements with counterparties. To the extent allowed by FIN 39, the Corporation nets unrealized gains and losses on certain off-balance-sheet instruments. Prior to January 1, 1994, unrealized gains and losses were recorded on the consolidated balance sheet on a net basis for most products, primarily in trading account assets and other liabilities. At December 31, 1993, net unrealized gains and net unrealized losses were $0.9 billion and $0.7 billion, respectively. Upon adoption of FIN 39, the unrealized gains and unrealized losses included in these amounts, which were netted where appropriate, were reclassified to unrealized gains on off-balance-sheet instruments and unrealized losses on off-balance-sheet instruments, respectively.

- -------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

The following is a summary of the components of income tax expense:

                                    1994                  1993
                              ----------------  -------------------------  SIX MONTHS ENDED
                               SECOND    FIRST   FOURTH    THIRD   SECOND      JUNE 30
                                                                           ----------------
(IN MILLIONS)                 QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  1994        1993
- -------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES
Federal                          $278     $269     $260     $261     $251  $547        $502
State and local                    67       72       75       77       77   139         153
Foreign                            34       34       29       38       41    68          79
- -------------------------------------------------------------------------------------------
                                 $379     $375     $364     $376     $369  $754        $734
- ---------------------------------==========================================================

The income tax provision for the second quarter of 1994 reflected the Corporation's estimated annual effective income tax rate of 42.1 percent, compared to the annual effective income tax rate of 43.0 percent for 1993. The 1994 effective income tax rate is higher than the federal statutory tax rate of
35.0 percent due principally to state income taxes and the amortization of nondeductible goodwill.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
===============================================================================

NOTE 7. EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the following:

                                        1994                     1993
                                  -----------------   ---------------------------   SIX MONTHS ENDED
(DOLLAR AMOUNTS IN MILLIONS,       SECOND     FIRST    FOURTH    THIRD     SECOND        JUNE 30
                                                                                    -----------------
NUMBER OF SHARES IN THOUSANDS)    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER      1994      1993
- -----------------------------------------------------------------------------------------------------
Net income applicable to
 common stock                        $464      $453      $436      $425      $428      $917      $852

Average number of common
 shares outstanding               347,791   355,749   357,629   356,567   354,795   351,770   353,116
Average number of common
 and common equivalent
 shares outstanding               349,721   357,569   359,547   358,835   357,315   353,645   356,169
Average number of common
 shares outstanding--assum-
 ing full dilution                355,201   363,049   365,360   364,315   362,797   359,125   361,650
- -----------------------------------------------------------------------------------------------------

NOTE 8. OFF-BALANCE-SHEET TRANSACTIONS

In the ordinary course of business, the Corporation enters into various types of transactions that involve contracts and financial instruments with off-balance-sheet risk. The following table is a summary of the aggregate contractual amounts for each significant class of credit-related financial instrument outstanding. The contractual amounts of these instruments represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless.

                                                  1994                     1993
                                           ------------------   ---------------------------
(IN MILLIONS)                              JUNE 30   MARCH 31   DEC. 31   SEPT. 30  JUNE 30
- -------------------------------------------------------------------------------------------
Commitments to extend credit:
 Unutilized credit card lines              $24,647    $24,110   $23,437   $24,069   $23,337
 Other commitments to extend credit/a/      60,368     60,690    57,227    57,233    55,562
Standby letters of credit and financial
 guarantees/b/                              12,550     11,640    13,323    11,605    11,682
Commercial letters of credit                 4,238      3,438     3,124     2,902     2,841
===========================================================================================

/a/ Represents agreements to extend credit to a customer for which the Corporation may have received fees. These commitments have specified interest rates, generally have fixed expiration dates, and may be terminated by the Corporation if certain conditions of the contract are violated.

/b/ Net of participations sold of $4,020 million at June 30, 1994, $4,032 million at March 31, 1994, $2,076 million at December 31, 1993, $1,980 million at September 30, 1993, and $2,054 million at June 30, 1993.


The tables on page 11 summarize the credit risk and notional or contract amounts associated with the Corporation's off-balance-sheet trading and asset and liability management activities for each significant class of foreign exchange contracts and derivative contracts outstanding. The credit risk amounts represent the Corporation's exposure to potential loss on these transactions if all counterparties failed to perform according to the terms of the contract and the value of any existing collateral became worthless, based on then-current currency exchange and interest rates at each respective date. The notional or contract amounts of these transactions represent the face or principal value upon which calculations of amounts to be exchanged are based. They do not represent the potential for gain or loss associated with the market risk or credit risk of such transactions.

===============================================================================

                                          1994                       1993
                                   -------------------  ----------------------------
(IN MILLIONS)                       JUNE 30   MARCH 31   DEC. 31  SEPT. 30   JUNE 30
- ------------------------------------------------------------------------------------
CREDIT RISK AMOUNTS/a/
Foreign exchange contracts         $ 13,071   $  6,441  $  4,633  $  6,056  $  8,256
Interest rate swaps                   5,038      5,646     6,848     7,270     6,587
Currency swaps                        1,847      1,988     1,841     1,987     1,951
Futures and forward contracts--
 commitments to purchase                148        104         8        12        15
Futures and forward contracts--
 commitments to sell                     16         40        36        54        73
Interest rate options written            --         --        --        --        --
Interest rate options purchased         283        307       358       379       295

NOTIONAL OR CONTRACT AMOUNTS
Foreign exchange contracts          691,703    571,849   443,298   475,041   445,813
Interest rate swaps                 295,514    268,390   233,359   232,261   207,179
Currency swaps                       22,507     22,859    22,866    24,150    23,962
Futures and forward contracts--
 commitments to purchase             80,526     85,891    75,413    83,130    69,902
Futures and forward contracts--
 commitments to sell                 98,424     97,084    81,986    84,131    85,934
Interest rate options written        22,968     27,528    29,576    26,672    25,707
Interest rate options purchased      33,983     35,327    35,466    39,794    42,502

- -------------------------------------------------------------------------------
/a/ Without regard to legally enforceable master netting agreements.

The Corporation conducts securities lending transactions for certain customers and, at times, indemnifies these customers against various losses. All securities lending transactions are collateralized by U.S. government or federal agency securities, cash, or letters of credit with total market value equal to or in excess of the market value of the securities loaned. In the event of customer default combined with a decline in the value of the associated collateral, the Corporation may be exposed to risk of loss. The Corporation was indemnifying securities lending transactions totaling $5,185 million, $6,691 million, $5,133 million, $2,562 million, and $2,756 million at June 30, 1994, March 31, 1994, December 31, 1993, September 30, 1993, and June 30, 1993,
respectively, and was holding associated collateral totaling $5,328 million, $6,825 million, $5,185 million, $2,604 million, and $2,793 million, at June 30, 1994, March 31, 1994, December 31, 1993, September 30, 1993, and June 30, 1993,
respectively.

===============================================================================






                      [THIS PAGE INTENTIONALLY LEFT BLANK]

MANAGEMENT'S DISCUSSION AND ANALYSIS
HIGHLIGHTS
================================================================================
The following is a summary of second-quarter 1994 financial information for BankAmerica Corporation and subsidiaries (the Corporation).

. The Corporation reported second-quarter 1994 earnings per share of $1.33, an increase of 11 percent from $1.20 for the same period a year ago. Net income for the second quarter of 1994 was $525 million, up from $488 million for the second quarter of 1993.

. The Corporation's results of operations reflected improved performance across many business sectors. For information on the Corporation's business sectors, refer to the Business Sectors section on page 15.

. The Corporation continued to focus on controlling expenses effectively.
  Excluding the previously disclosed capital additions to two of the Pacific Horizon money market mutual funds, as discussed on page 20, noninterest expense for the second quarter of 1994 decreased $73 million from the amount reported in same period a year ago.

. Average total loans for the second quarter of 1994 were up $1.0 billion from the previous quarter. Adjusted for certain reclassifications, average loan outstandings have increased for three consecutive quarters.

. The Corporation's credit quality continued to improve. During the second quarter of 1994, total nonaccrual assets decreased $276 million, bringing the decline since year-end 1993 to $664 million, or 23 percent. In addition, net credit losses for the second quarter of 1994 decreased $197 million, or 56 percent, from the amount reported in the second quarter last year. This continued improvement in credit quality allowed the Corporation to reduce its second-quarter 1994 provision for credit losses by $102 million from the amount reported in the same period last year.

. During the second quarter of 1994, BankAmerica Corporation (the Parent) completed its previously announced plan to repurchase common stock in connection with the pending acquisition of Continental Bank Corporation (Continental). During the six months ended June 30, 1994, the Parent repurchased 11.8 million shares of its common stock on the open market at an average per-share price of $42.43.

Moves by the Federal Reserve to increase short-term interest rates in the first half of 1994 in an effort to slow economic growth and inhibit inflation may have a moderating effect on domestic economic expansion in the latter half of 1994 and into 1995.

====================================================================================================================================
FINANCIAL HIGHLIGHTS
- ------------------------------------------------------------------------------------------------------------------------------------
                                                          1994                       1993                     SIX MONTHS ENDED
                                                   ------------------   ------------------------------             JUNE 30
(DOLLAR AMOUNTS IN MILLIONS                         SECOND      FIRST     FOURTH       THIRD    SECOND      ---------------------
EXCEPT PER SHARE DATA)/A/                          QUARTER    QUARTER    QUARTER     QUARTER   QUARTER        1994        1993
- ------------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                                    $  2,939  $  2,813   $  2,876    $  2,945  $  2,881    $  5,752    $  5,806
Interest expense                                      1,107     1,019      1,011       1,064     1,029       2,126       2,111
- ------------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                 1,832     1,794      1,865       1,881     1,852       3,626       3,695
Provision for credit losses                             125       125        150         178       227         250         475
Noninterest income                                    1,018     1,003      1,119       1,007     1,058       2,021       2,147
Noninterest expense                                   1,821     1,784      1,974       1,848     1,826       3,605       3,661
- ------------------------------------------------------------------------------------------------------------------------------------
 Income before income taxes                             904       888        860         862       857       1,792       1,706
Provision for income taxes                              379       375        364         376       369         754         734
- ------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                      $    525  $    513   $    496    $    486   $   488     $ 1,038    $    972
- ---------------------------------------------------=================================================================================
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE    $   1.33  $   1.27   $   1.21    $   1.19   $  1.20     $  2.59    $   2.39
EARNINGS PER COMMON SHARE-ASSUMING FULL DILUTION   $   1.32  $   1.26   $   1.21    $   1.18   $  1.19     $  2.58    $   2.38
- ---------------------------------------------------=================================================================================
STOCK DATA
Dividends declared per common share                $   0.40  $   0.40   $   0.35   $    0.35   $  0.35     $  0.80   $    0.70
Book value per common share at period end             40.69     39.67      39.58       38.69     37.82       40.69       37.82
Common stock price range:
   High                                                  50 1/4    48 7/8     47 3/8      49 1/8    53 7/8      50 1/4      55 1/2
   Low                                                   38 3/8    38 3/4     40 3/8      43 3/8    40 1/2      38 3/8      40 1/2
Closing common stock price                               45 3/4    39 3/8     46 3/8      44        45 1/4      45 3/4      45 1/4
Average number of common and common
   equivalent shares outstanding (in thousands)     349,721   357,569    359,547     358,835   357,315     353,645     356,169
Number of common shares outstanding at period
   end (in thousands)                               346,909   350,029    357,912     357,343   355,758     346,909     355,758
- ------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AND CAPITAL AT PERIOD END
Loans                                              $124,874  $123,544   $126,556    $125,976  $126,011    $124,874    $126,011
Total assets                                        197,543   197,212    186,933     187,109   185,466     197,543     185,466
Deposits                                            142,035   142,589    141,618     140,969   141,409     142,035     141,409
Long-term debt and subordinated capital notes        14,217    14,434     14,115      14,941    15,868      14,217      15,868
Common stockholders' equity                          14,114    13,884     14,165      13,826    13,455      14,114      13,455
Total stockholders' equity                           17,093    16,863     17,144      16,805    16,434      17,093      16,434
- ---------------------------------------------------=================================================================================
SELECTED FINANCIAL RATIOS
Rate of return (based on  net income) on:
   Average total assets                                1.08%     1.07%      1.06%       1.04%     1.06%       1.07%       1.06%
   Average common stockholders' equity                13.32     13.00      12.48       12.46     13.08       13.21       13.31
   Average total stockholders' equity                 12.41     12.17      11.69       11.66     12.16       12.33       12.35
Ratio of common stockholders' equity to total assets   7.14      7.04       7.58        7.39      7.25        7.14        7.25
Ratio of total stockholders' equity to total assets    8.65      8.55       9.17        8.98      8.86        8.65        8.86
Ratio of average stockholders' equity to average
  total assets                                         8.67      8.78       9.03        8.93      8.73        8.70        8.59
Risk-based capital ratios:/b/
    Total risk-based capital ratio                    12.11     12.21      12.00       11.60     11.70       12.11       11.70
    Tier 1 risk-based capital ratio                    7.56      7.64       7.61        7.19      6.93        7.56        6.93
    Tier 1 leverage ratio                              6.55      6.37       6.64        6.42      6.21        6.55        6.21
====================================================================================================================================

/a/ Due to the pending acquisition of Continental, certain financial data herein may not be indicative of the Corporation's future results of operations or financial position. Refer to Note 2 of the Notes to Consolidated Financial Statements on pages 6-7.
/b/ Refer to the table on page 39 of the Funding and Capital section for information on the calculation of risk-based capital ratios.

BUSINESS SECTORS
================================================================================
The Corporation manages its operations by customer and market sectors. Since the Corporation's operations are highly integrated, certain non-sector-specific income, expense, assets, and liabilities must be allocated to these customer and market sectors. Domestic sources of funds, equity, overhead, and federal and state taxes are allocated in this process. Additionally, the unallocated allowance for credit losses and related provision for credit losses are allocated to the business sectors. The information set forth in the following table reflects the Corporation's net income, average total assets, average total deposits, and return on assets by customer and market sectors and does not necessarily represent their financial condition and results of operations if managed as independent entities.
================================================================================
SELECTED BUSINESS SECTOR DATA/a/
- --------------------------------------------------------------------------------

                                           SIX MONTHS ENDED JUNE 30, 1994
                                        ------------------------------------
                                                 AVERAGE    AVERAGE   RETURN
(DOLLAR AMOUNTS IN BILLIONS, EXCEPT        NET     TOTAL      TOTAL       ON
FOR NET INCOME WHICH IS IN MILLIONS)    INCOME    ASSETS   DEPOSITS   ASSETS
- ----------------------------------------------------------------------------
Consumer banking                        $  338      $ 54       $ 66     1.26%
Large corporate and foreign banking        336        65         24     1.05
Commercial real estate                     143         8          2     3.41
Seafirst Corporation                       142        15         12     1.92
Middle market banking                       91        10          5     1.80
Private bank                                18         2          5     1.57
Other non-California banks                  13        23         24     0.11
Other                                      (43)       18          3    (0.48)
- ----------------------------------------------------------------------------
                                        $1,038      $195       $141     1.07%
- ----------------------------------------====================================

/a/ Amounts reflect 1994 changes in the Corporation's organizational structure and in its business-sector allocation methodologies.

RESULTS OF OPERATIONS
===================================================================================================================================
AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                     Second Quarter 1994               Second Quarter 1993
                                                            -----------------------------------  ----------------------------------
(dollar amounts in millions)                                 Balance/a/    Interest/b/  Rate/b/  Balance/a/   Interest/b/   Rate/b/
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-bearing deposits in banks                          $  4,774         $   74     6.19%   $  2,522/d/     $   45      7.15%
Federal funds sold                                             1,427             15     3.99       1,447            11      3.12
Securities purchased under resale agreements                   6,886             89     5.20       3,199            37      4.57
Trading account assets                                         6,402            122     7.67       5,733            84      5.85
Available-for-sale securities/c/                               9,304/d/         132     5.69/e/    4,173            71      6.88
Held-to-maturity securities/c/                                11,816            216     7.33      15,901           277      6.98
Domestic loans:
  Consumer-residential first mortgages                        31,391            462     5.89      29,008           464      6.40
  Consumer-credit card                                         7,092            281    15.86       7,526           306     16.28
  Other consumer                                              24,612            541     8.81      24,885           565      9.10
  Commercial and industrial                                   21,479            350     6.53      20,961           317      6.06
  Commercial loans secured by real estate                      9,051            177     7.81       9,753           182      7.47
  Construction and development loans
   secured by real estate                                      3,850             70     7.27       5,999            73      4.85
  Loans for purchasing or carrying securities                  1,711             20     4.80       1,074            11      4.17
  Financial institutions                                       1,803             23     5.05       1,766            15      3.64
  Lease financing                                              1,641             33     8.13       1,770            58     13.13
  Agricultural                                                 1,596             29     7.43       1,585            30      7.45
  Other                                                        1,210             20     6.59         993            13      5.26
                                                            --------         ------             --------        ------
    Total domestic loans                                     105,436          2,006     7.62     105,320         2,034      7.74
Foreign loans                                                 17,877            290     6.51      19,358           327      6.77
                                                            --------         ------             --------        ------
    Total loans/d/                                           123,313          2,296     7.46     124,678         2,361      7.59
                                                            --------         ------             --------        ------
    Total earning assets                                     163,922         $2,944     7.20     157,653        $2,886      7.34
                                                                             ======                             ======
Nonearning assets                                             35,122                              30,649
Less: Allowance for credit losses                              3,425                               3,873
                                                            --------                            --------
      TOTAL ASSETS                                          $195,619                            $184,429
                                                            ========                            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                               $ 13,792         $   40     1.16%   $ 13,386        $   46      1.39%
  Savings                                                     14,569             74     2.03      13,966            81      2.31
  Money market                                                32,623            199     2.45      34,171           214      2.51
  Time                                                        26,547            166     2.50      32,112           187      2.34
                                                            --------         ------             --------        ------
    Total domestic interest-bearing deposits                  87,531            479     2.19      93,635           528      2.26
                                                            --------         ------             --------        ------
Foreign interest-bearing deposits:
  Banks located in foreign countries                           6,125             96     6.29       3,063            51      6.64
  Governments and official institutions                        4,384             48     4.38       1,646            16      3.97
  Time, savings, and other                                    11,000            130     4.75      10,043           142      5.68
                                                            --------         ------             --------        ------
    Total foreign interest-bearing deposits                   21,509            274     5.11      14,752           209      5.69
                                                            --------         ------             --------        ------
    Total interest-bearing deposits                          109,040            753     2.77     108,387           737      2.73
Federal funds purchased                                          335              3     3.71         590             4      2.79
Securities sold under repurchase agreements                    6,852             97     5.64       2,327            33      5.70
Other short-term borrowings                                    3,785             59     6.26       2,910            45      6.13
Long-term debt                                                13,637            185     5.45      14,101           180      5.14
Subordinated capital notes                                       606             10     6.76       2,000            30      6.05
                                                            --------         ------             --------        ------
    Total interest-bearing liabilities                       134,255         $1,107     3.31     130,315        $1,029      3.17
                                                                             ======                             ======
Domestic noninterest-bearing deposits                         31,001                              30,371
Foreign noninterest-bearing deposits                           1,437                               1,402
Other noninterest-bearing liabilities                         11,963                               6,246
                                                            --------                            --------
    Total liabilities                                        178,656                             168,334
Stockholders' equity                                          16,963                              16,095
                                                            --------                            --------
      Total Liabilities and Stockholders' Equity            $195,619                            $184,429
                                                            ========                            ========
Interest income as a percentage of average earning assets                               7.20%                               7.34%
Interest expense as a percentage of average earnings assets                            (2.71)                              (2.62)
                                                                                       =====                               =====
      NET INTEREST MARGIN                                                               4.49%                               4.72%
                                                                                       =====                               =====

===================================================================================================================================

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 35 percent.
/c/ Refer to the table on page 23 of the Balance Sheet Analysis section for more detail on available-for-sale and held-to-maturity securities.
/d/ Average balances include nonaccrual assets.
/e/ Due to the first-quarter 1994 adoption of Statement of Financial Standards
    (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," available-for-sale securities are recorded at their fair values. Without regard to net unrealized losses, the rates would have been 5.51% and 5.71% for the second quarter of 1994 and the six months ended June 30, 1994, respectively.

================================================================================

- --------------------------------------------------------------------------------
                           Six Months ended June 30
- ---------------------------------------------------------------------------
                   1994                                  1993
- ---------------------------------------------------------------------------
   Balance/a/   Interest/b/   Rate/b/   Balance/a/    Interest/b/   Rate/b/
- --------------------------------------------------------------------------------

  $  4,251        $  130      6.15%    $  2,394/d/      $   91      7.67%
     1,527            28      3.63        1,131             17      3.14
     6,398           161      5.07        3,047             69      4.54
     6,836           233      6.89        5,300            160      6.08
     9,568/d/        278      5.84/e/     4,733            150      6.37
    11,771           430      7.30       15,144            538      7.12

    31,123           905      5.82       29,107            946      6.50
     7,148           568     15.88        7,709            629     16.33
    24,477         1,065      8.78       25,185          1,151      9.21
    20,832           653      6.32       21,156            630      6.01
     9,087           348      7.67        9,993            370      7.40

     4,062           141      7.00        6,276            148      4.75
     2,095            45      4.36        1,017             21      4.23
     1,812            42      4.71        1,790             30      3.44
     1,657            75      9.08        1,795            119     13.40
     1,604            58      7.35        1,620             58      7.17
     1,195            37      6.15        1,062             27      5.08
  --------        ------               --------         ------
   105,092         3,937      7.53      106,710          4,129      7.77
    17,720           566      6.45       19,257            662      6.93
  --------        ------               --------         ------
   122,812         4,503      7.37      125,967          4,791      7.65
  --------        ------               --------         ------
   163,163        $5,763      7.10      157,716         $5,816      7.41
                  ======                                ======
    35,495                               31,039
     3,463                                3,932
  --------                             --------
  $195,195                             $184,823
  ========                             ========

  $ 13,797        $   79      1.16%    $ 13,356         $   98      1.48%
    14,418           145      2.03       13,799            164      2.39
    33,148           396      2.41       34,250            438      2.58
    26,723           328      2.48       32,576            394      2.44
  --------        ------               --------         ------
    88,086           948      2.17       93,981          1,094      2.35
  --------        ------               --------         ------

     5,702           171      6.05        2,981            107      7.22
     4,098            86      4.20        1,594             32      4.11
    10,721           245      4.61       10,306            291      5.70
  --------        ------               --------         ------
    20,521           502      4.93       14,881            430      5.83
  --------        ------               --------         ------
   108,607         1,450      2.69      108,862          1,524      2.82
       349             6      3.34          634              9      2.76
     6,566           176      5.40        2,073             57      5.55
     3,744           120      6.46        2,901             94      6.52
    13,460           354      5.31       14,098            366      5.24
       606            20      6.73        2,035             61      6.10
  --------        ------               --------         ------
   133,332        $2,126      3.22      130,603         $2,111      3.26
                  ======                                ======
    30,998                               29,899
     1,453                                1,436
    12,434                                7,005
  --------                             --------
   178,217                              168,943
    16,978                               15,880
  --------                             --------
  $195,195                             $184,823
  ========                             ========
                              7.10%                                 7.41%
                             (2.63)                                (2.70)
                             -----                                 -----
                              4.47%                                 4.71%
                             =====                                 =====

===============================================================================

================================================================================
NET INTEREST INCOME

Taxable-equivalent net interest income was $1,837 million for the second quarter of 1994, down $20 million, or 1 percent, from the amount reported in the second quarter of last year. Taxable-equivalent net interest income totaled $3,637 million for the first six months of 1994 and $3,705 million during the same period in 1993. The Corporation's net interest margin for the second quarter of 1994 was 4.49 percent, down 23 basis points from the comparable period in 1993, while the net interest margin for the first half of 1994 was 4.47 percent, compared with 4.71 percent in the first half of 1993.

Interest income for the first half of 1994 was down from the comparable period in 1993, reflecting both a shift in the mix of earning assets from loans to lower-yielding assets and a decline in the average yield on loans. In addition, total interest expense for the first six months of 1994 slightly exceeded the amount for the same period last year, primarily due to an increase in average interest-bearing liabilities.

The Corporation's net interest margin includes the results of hedging with certain off-balance-sheet financial instruments. Hedging transactions are generally entered into to modify the interest rate characteristics of assets and liabilities in an effort to limit the Corporation's sensitivity to interest rate movements. Presently, management accomplishes hedging primarily through the use of off-balance-sheet instruments, but can also manage interest rate risk using on-balance-sheet instruments. Management does not consider it meaningful to separate the results of hedging from the net interest income arising from the hedged assets and liabilities. Since management defines the amounts and nature of the risks it is willing to assume prior to identifying the hedging method, it believes the Corporation's net interest income and results of operations would have been substantially the same had instruments other than off-balance-sheet products been used for interest rate risk management purposes.

In the second quarter and first six months of 1994, the Corporation's net interest income included approximately $110 million and $255 million, respectively, attributable to hedging with derivative instruments, compared with approximately $190 million and $380 million, respectively, in the comparable periods of 1993. The hedging amounts for the second quarter and the first six months of 1994 accounted for approximately 25 basis points and 30 basis points, respectively, of the net interest margins for those periods, while the hedging amounts for the comparable periods of 1993 accounted for approximately 50 basis points in each period.
- --------------------------------------------------------------------------------
NONINTEREST INCOME

Noninterest income for the second quarter and first six months of 1994 decreased $40 million and $126 million, respectively, from the amounts reported in the corresponding periods of 1993. Included in noninterest income for the first six months of 1993 was $38 million of nonrecurring income representing previously unrecognized post-Merger 1992 earnings of Bank of America (Asia) Limited, formerly Security Pacific Asia Bank, Ltd. Excluding this nonrecurring item, the decreases in noninterest income for the second quarter and first six months of 1994 over the amounts reported in the same periods last year were primarily attributable to lower trading income, reflecting less favorable market conditions, and lower fees and commissions. These declines were partially offset by growth in various categories of other noninterest income, including income from assets pending disposition, net gain on sales of assets, and venture capital income.

================================================================================
Trading income for the second quarter and first half of 1994 decreased $66 million and $156 million, respectively, from the amounts reported in the corresponding periods of 1993. Trading income represents the net amount earned from the Corporation's trading activities, which include facilitating transactions for customers and entering into transactions for the Corporation's own account in a diverse range of financial instruments and markets.

To reflect the business purpose and use of the financial contracts into which the Corporation enters, trading income and the net interest revenue or expense associated with such contracts has been allocated into three broad functional categories: interest rate trading, foreign exchange trading, and debt instruments trading.

============================================================================================================================
TRADING INCOME AND TRADING-RELATED NET INTEREST INCOME BY FUNCTION
- ----------------------------------------------------------------------------------------------------------------------------
                                                                       1994
                     -------------------------------------------------------------------------------------------------------
                                       SECOND QUARTER                                  SIX MONTHS ENDED JUNE 30
                     --------------------------------------------------   --------------------------------------------------
                     INTEREST       FOREIGN             DEBT              INTEREST       FOREIGN             DEBT
(IN MILLIONS)            RATE/a/   EXCHANGE/b/   INSTRUMENTS/c/   TOTAL       RATE/a/   EXCHANGE/b/   INSTRUMENTS/c/   TOTAL
- ----------------------------------------------------------------------------------------------------------------------------
Trading income            $15           $71              $20       $106        $29           $127             $24       $180
Net interest income        (3)            3               23         23         (2)             2              39         39
- ----------------------------------------------------------------------------------------------------------------------------
                          $12           $74              $43       $129        $27           $129             $63       $219
- --------------------------==================================================================================================

/a/ Includes income from interest rate and currency swaps, interest rate futures and option contracts, and forward rate agreements.
/b/ Includes income from foreign exchange spot, forward, futures, and option contracts.
/c/ Includes income from debt securities and debt-related derivatives.

Trading income, as disclosed in the Corporation's consolidated statement of operations, does not include the net interest income associated with trading activities. However, the net interest income amounts are presented in the table above as they should be considered in evaluating the overall profitability of those activities.

=================================================================================================
NONINTEREST INCOME
- -------------------------------------------------------------------------------------------------
                                                                                 SIX MONTHS ENDED
                                                               SECOND QUARTER        JUNE 30
                                                             ----------------    ----------------
(IN MILLIONS)                                                  1994     1993       1994     1993
- -------------------------------------------------------------------------------------------------
FEES AND COMMISSIONS

Deposit account fees                                         $  290   $  301     $  584   $  590
Credit card fees                                                 85       89        167      171
Trust fees                                                       66       77        133      148
Other fees and commissions:
  Loan fees and charges                                          64       75        136      159
  Off-balance-sheet credit-related instrument fees               73       63        134      121
  Mutual fund and annuity commissions                            24       26         46       47
  Other                                                         101      108        212      213
- ------------------------------------------------------------------------------------------------
                                                                262      272        528      540
- ------------------------------------------------------------------------------------------------
                                                                703      739      1,412    1,449
TRADING INCOME                                                  106      172        180      336

OTHER NONINTEREST INCOME
Income from assets pending disposition                           53       30        121       59
Net gain on sales of assets/a/                                   20       17         65       44
Venture capital income                                           32       21         63       52
Net gains on available-for-sale securities                        7       13         27       31
Other income                                                     97       66        153      176
- ------------------------------------------------------------------------------------------------
                                                                209      147        429      362
- ------------------------------------------------------------------------------------------------
                                                             $1,018   $1,058     $2,021   $2,147
- -------------------------------------------------------------===================================

/a/ Net gain on sales of assets includes gains and losses from the disposition of loans, premises and equipment, and certain other assets.

- --------------------------------------------------------------------------------
NONINTEREST EXPENSE

Noninterest expense for both the second quarter and first six months of 1994 included previously disclosed capital additions totaling $68 million to two of the Pacific Horizon money market mutual funds, for which Bank of America NT&SA serves as investment advisor. Excluding this item, noninterest expense for the second quarter and first half of 1994 was down $73 million and $124 million, respectively, from the amounts reported in the comparable periods of 1993.

Personnel-related expense (comprised of salaries and employee benefits) for the second quarter and first six months of 1994 increased $32 million and $40 million, respectively, from the amounts reported in the same periods last year. Although base salary expense for the second quarter and first six months of 1994 decreased slightly from the same periods last year, largely due to reductions in staff levels, increases in benefits, incentive-based pay, and contract wages offset these decreases. The Corporation's staff level on a full-time-equivalent
(FTE) basis was approximately 77,100 in June 1994, compared with approximately 80,900 in June 1993. The Corporation had approximately 93,600 employees in June 1994, down from approximately 98,300 a year earlier.

================================================================================
NONINTEREST EXPENSE
- --------------------------------------------------------------------------------
                                                                SIX MONTHS ENDED
                                              SECOND QUARTER        JUNE 30
                                              ---------------   ----------------
(IN MILLIONS)                                   1994     1993      1994    1993
- --------------------------------------------------------------------------------
Salaries                                      $  700   $  703    $1,410  $1,413
Employee benefits                                180      145       338     295
Occupancy                                        167      167       332     330
Equipment                                        138      151       284     291
Amortization of intangibles                       99       74       204     206
Communications                                    80       85       158     167
Regulatory fees and related expenses              72       79       142     163
Professional services                             53       72       111     132
Net other real estate owned expense              (16)      30         6      62
Other expense                                    348      320       620     602
- --------------------------------------------------------------------------------
                                              $1,821   $1,826    $3,605  $3,661
- ----------------------------------------------==================================

Amortization of intangibles for the quarter ended June 30, 1994 increased $25 million from the amount reported in the second quarter of 1993, while year-to-date 1994 amortization of intangibles remained essentially unchanged from the corresponding period of 1993. The increase in amortization of intangibles for the second quarter of 1994 over the second quarter of 1993 was primarily due to a second-quarter 1993 reduction of $24 million, resulting from nonrecurring adjustments in the amortization of intangibles related to prior periods. Excluding these adjustments, amortization of intangibles for the second quarter of 1994 remained essentially unchanged from the amount reported in the same period last year.

Net other real estate owned expense for the second quarter and first half of 1994 decreased $46 million and $56 million, respectively, from the amounts reported in the comparable periods of 1993. These decreases can be primarily attributed to increased gains on sales of other real estate owned and declines in writedowns of foreclosed properties.

Excluding the capital additions to the Pacific Horizon funds discussed above, other expense for the second quarter and first six months of 1994 decreased $40 million and $50 million, respectively, from the amounts reported in the same periods last year. These decreases can be attributed to reductions in net operating losses and various other components of other expense.
- --------------------------------------------------------------------------------
INCOME TAXES

The provision for income taxes was $379 million and $369 million for the quarters ended June 30, 1994 and 1993, respectively, reflecting forecasted annual effective income tax rates of 42.1 percent and 43.0 percent, respectively.

For further information concerning the Corporation's provision for federal, state and foreign income taxes for the most recent five quarters, refer to Note 6 on page 9 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS
================================================================================
During the first quarter of 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and Financial Accounting Standards Board Interpretation No. 39 (FIN 39), "Offsetting of Amounts Related to Certain Contracts." In connection with the adoption of SFAS No. 115, the Corporation transferred $5.6 billion of securities, which were previously classified as held-to-maturity securities, to available-for-sale securities. In addition, certain debt-restructuring par bonds and other instruments issued by foreign governments with an aggregate value of $2.5 billion were reclassified from loans to either available-for-sale or held-to-maturity securities. In connection with the adoption of FIN 39, the Corporation began, in the first quarter of 1994, to report unrealized gains on forward, swap, option, and other conditional or exchange contracts as assets and unrealized losses on these contracts as liabilities. Unrealized gains and losses were netted where right of set-off criteria were met or contracts were executed under legally enforceable master netting agreements with counterparties.

For further information concerning the adoption of SFAS No. 115 and FIN 39, refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements on pages 8 and 9.

Total assets increased by $10.6 billion between December 31, 1993 and June 30, 1994, primarily as a result of the first-quarter 1994 adoption of FIN 39, which increased total assets by $7.8 billion. In addition, interest-bearing deposits in banks, federal funds sold, and securities purchased under resale agreements grew in the aggregate by $3.8 billion. Reclassifications made in connection with the adoption of SFAS No. 115, as described above, caused a shift in the Corporation's earning assets, but did not affect the change in total assets between year-end 1993 and June 30, 1994.

=======================================================================================================================
AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES -- AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
- -----------------------------------------------------------------------------------------------------------------------
                                                         SECOND QUARTER 1994                  SECOND QUARTER 1993
                                                   -------------------------------      -------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                       BALANCE/a/   INTEREST/b/   RATE/b/   BALANCE/a/   INTEREST/b/   RATE/b/
- -----------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
  U.S. Treasury and other government
    agency securities                              $ 3,430          $ 45      5.31%     $ 1,818          $ 23      5.07%
  Mortgage-backed securities                         3,712            50      5.38        1,487            30      8.15
  State, county, and municipal securities                9            --      5.15           --            --        --
  Other domestic securities                            397             5      5.27           25            --      6.20
  Foreign securities                                 1,756/c/         32      7.18          843            18      8.57
                                                   -------          ----                -------          ----
    TOTAL AVAILABLE-FOR-SALE SECURITIES            $ 9,304          $132      5.69/d/   $ 4,173          $ 71      6.88
                                                   =======          ====                =======          ====

Held-to-maturity securities:
  U.S. Treasury and other government
    agency securities                              $   740          $ 12      6.75%     $ 3,642          $ 46      5.09%
  Mortgage-backed securities                         7,761           140      7.22       10,798           200      7.44
  State, county, and municipal securities              485            10      8.32          565            11      7.81
  Other domestic securities                            236             4      6.52          814            18      8.78
  Foreign securities                                 2,594            50      7.74           82             2      7.34
                                                   -------          ----                -------          ----
    TOTAL HELD-TO-MATURITY SECURITIES              $11,816          $216      7.33      $15,901          $277      6.98
                                                   =======          ====                =======          ====
- -----------------------------------------------------------------------------------------------------------------------

                                                                         SIX MONTHS ENDED JUNE 30
                                                    -------------------------------------------------------------------
                                                                1994                                 1993
                                                   -------------------------------      -------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                       BALANCE/a/   INTEREST/b/   RATE/b/   BALANCE/a/   INTEREST/b/   RATE/b/
- -----------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
  U.S. Treasury and other government
    agency securities                              $ 3,489          $ 94      5.43%     $ 2,454          $ 55      4.48%
  Mortgage-backed securities                         3,983           108      5.40        1,379            59      8.62
  State, county, and municipal securities                8            --      6.64           27             1      6.22
  Other domestic securities                            357             8      4.73           --            --        --
  Foreign securities                                 1,731/c/         68      7.90          873            35      8.17
                                                   -------          ----                -------          ----
    TOTAL AVAILABLE-FOR-SALE SECURITIES            $ 9,568          $278      5.84/d/   $ 4,733          $150      6.37
                                                   =======          ====                =======          ====

Held-to-maturity securities:
  U.S. Treasury and other government
    agency securities                              $   781          $ 25      6.55%     $ 3,665          $ 93      5.12%
  Mortgage-backed securities                         7,951           288      7.23        9,971           379      7.61
  State, county, and municipal securities              493            20      8.15          573            23      8.00
  Other domestic securities                            244             9      7.15          854            40      9.36
  Foreign securities                                 2,302            88      7.71           81             3      7.38
                                                   -------          ----                -------          ----
    TOTAL HELD-TO-MATURITY SECURITIES              $11,771          $430      7.30      $15,144          $538      7.12
                                                   =======          ====                =======          ====
- -----------------------------------------------------------------------------------------------------------------------

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 35 percent.
/c/ Average balances include nonaccrual assets.
/d/ Due to the first-quarter 1994 adoption of SFAS No. 115, available-for-sale securities are recorded at their fair values. Without regard to net unrealized losses, the rates would have been 5.51% and 5.71% for the second quarter of 1994 and the six months ended June 30, 1994, respectively.

================================================================================
Earning assets totaled $163.7 billion at June 30, 1994, up $2.0 billion from $161.7 billion at year-end 1993. Growth in earning assets during the first six months of 1994 was funded primarily by increases in foreign deposits and short-term liabilities, most notably securities sold under repurchase agreements. Although earning assets increased between year-end 1993 and June 30, 1994, they decreased as a percentage of total assets from 87 percent at year-end 1993 to 83 percent at June 30, 1994, primarily due to the first-quarter 1994 adoption of FIN 39. For information regarding liquid assets, refer to the Liquidity section of this report on page 38.

During the first six months of 1994, total deposits in foreign offices increased $3.6 billion, while total deposits in domestic offices decreased $3.1 billion, partially reflecting a continued shift toward funding foreign needs with foreign sources of funds. In addition, securities sold under repurchase agreements increased $2.1 billion during the first six months of 1994. This increase in securities sold under repurchase agreements was primarily used to fund the Corporation's overseas trading positions.
- --------------------------------------------------------------------------------
OVERVIEW OF LOAN PORTFOLIO

Excluding the previously discussed reclassification of $2.5 billion of debt-restructuring par bonds and other instruments from foreign loans to certain securities portfolios, total loans grew $0.8 billion between December 31, 1993 and June 30, 1994, reflecting growth in both the consumer and foreign sectors.

At both June 30, 1994 and December 31, 1993, domestic consumer loans represented the largest component of the Corporation's total loan portfolio, accounting for 51 percent and 49 percent of total loans, respectively. At June 30, 1994, domestic commercial loans accounted for 34 percent of total loan outstandings, down from 35 percent at year-end 1993. Foreign loans accounted for 15 percent of total loan outstandings at June 30, 1994, down from 16 percent at year-end 1993.

Domestic Consumer Loans -- The growth in domestic consumer loans during the first six months of 1994 included increases in residential first mortgages and installment loans of $1.3 billion and $0.9 billion, respectively. With the rise in interest rates during the first half of 1994, the demand for refinancing residential first mortgages dropped below that of last year, impacting both origination and paydown levels. However, residential first mortgage originations continued to exceed paydowns during the first six months of 1994, thereby increasing the amount of loan outstandings. The increase in installment loan outstandings between year-end 1993 and June 30, 1994 was primarily attributable to increases in both junior mortgages and manufactured housing loans. Partially offsetting the growth in residential first mortgages and installment loans were declines in other categories of consumer loans, including credit card loans and individual lines of credit, between year-end 1993 and June 30, 1994.

================================================================================================
LOAN OUTSTANDINGS
- ------------------------------------------------------------------------------------------------
                                                       1994                     1993
                                                ------------------  ----------------------------
(IN MILLIONS)                                    JUNE 30  MARCH 31   DEC. 31  SEPT. 30   JUNE 30
- ------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages/a/                $ 31,784  $ 30,993  $ 30,483  $ 30,021  $ 29,267
  Installment/b/                                  16,229    15,809    15,332    15,115    15,568
  Credit card                                      7,169     7,162     7,474     7,334     7,468
  Individual lines of credit/b/                    8,235     8,268     8,486     8,749     8,573
  Other/b/                                           285       289       274       278       297
- ------------------------------------------------------------------------------------------------
                                                  63,702    62,521    62,049    61,497    61,173
Commercial:
  Commercial and industrial/c/                    21,815    20,954    20,486    20,124    20,533
  Loans secured by real estate                     9,131     9,050     9,251     9,381     9,560
  Construction and development loans
    secured by real estate                         3,742     3,991     4,418     5,085     5,775
  Loans for purchasing or carrying securities      1,683     2,934     3,090     3,308     2,322
  Financial institutions                           1,340     1,751     2,170     2,099     1,945
  Lease financing                                  1,678     1,665     1,715     1,753     1,772
  Agricultural                                     1,605     1,614     1,679     1,625     1,620
  Other                                            1,465     1,332     1,478     1,361     1,184
- ------------------------------------------------------------------------------------------------
                                                  42,459    43,291    44,287    44,736    44,711
- ------------------------------------------------------------------------------------------------
                                                 106,161   105,812   106,336   106,233   105,884
FOREIGN
Commercial and industrial                         12,388    11,748    11,448    11,395    11,555
Governments and official institutions                862       787     3,429     3,527     3,539
Banks and other financial institutions             2,206     1,955     2,279     1,902     2,135
Other                                              3,257     3,242     3,064     2,919     2,898
- ------------------------------------------------------------------------------------------------
                                                  18,713    17,732    20,220    19,743    20,127
- ------------------------------------------------------------------------------------------------
          TOTAL LOANS                            124,874   123,544   126,556   125,976   126,011
Less:  Allowance for credit losses                 3,414     3,445     3,508     3,715     3,781
- ------------------------------------------------------------------------------------------------
                                                $121,460  $120,099  $123,048  $122,261  $122,230
- ------------------------------------------------================================================

/a/ Includes loans held for sale in the normal course of business of $38 million, $138 million, $177 million, $316 million, and $390 million at June 30, 1994, March 31, 1994, December 31, 1993, September 30, 1993, and June
    30, 1993, respectively.
/b/ Installment loans, individual lines of credit, and other consumer loans included the following aggregate amounts that were collateralized by junior mortgages on residential real estate: $13,280 million at June 30, 1994, $12,927 million at March 31, 1994, $12,847 million at December 31, 1993, $13,117 million at September 30, 1993, and $13,313 million at June 30, 1993.
/c/ Excludes loans held for sale in the normal course of business that were originated with the intent to sell and are included in other assets of $760 million, $487 million, $554 million, $622 million, and $409 million at June 30, 1994, March 31, 1994, December 31, 1993, September 30, 1993, and June
    30, 1993, respectively.

================================================================================
During the first six months of 1994, the delinquency ratios (the percentage of loan outstandings in each portfolio that are past due 60 days or more) decreased in every category of the Corporation's consumer loans. The delinquency ratio on residential first mortgages has declined each quarter since September 30, 1993, and fell to 1.88 percent at June 30, 1994 from 2.25 percent at December 31, 1993. In addition, the delinquency ratio on credit card loans has decreased each quarter since December 31, 1992, declining to 2.14 percent at June 30, 1994 from
2.39 percent at year-end 1993. Based on current economic and credit quality indicators, management expects that consumer delinquency ratios will continue to improve in the near term.

Domestic Commercial Loans -- Commercial and industrial loans, the largest sector of the Corporation's domestic commercial loan portfolio, grew $1.3 billion between December 31, 1993 and June 30, 1994, primarily due to growth in loans to large corporate borrowers. However, this growth was offset by declines in other sectors of the portfolio. The largest of these declines were in loans for purchasing or carrying securities and loans to financial institutions, which decreased $1.4 billion and $0.8 billion, respectively, during the first half of 1994. The decline in loans for purchasing or carrying securities largely reflected lower demand among brokers and dealers, while the decline in loans to financial institutions was primarily the result of a payoff of a sizeable loan originated in the fourth quarter of 1993.

For information regarding the geographic concentrations included in the Corporation's portfolios of domestic commercial loans secured by real estate, as well as the geographic concentrations and project types included in the construction and development loan portfolio, refer to the tables on page 27.

====================================================================================================================
DOMESTIC COMMERCIAL LOANS SECURED BY REAL ESTATE BY GEOGRAPHIC AREA
- --------------------------------------------------------------------------------------------------------------------
                                                                              1994                   1993
                                                                       -----------------  --------------------------
(IN MILLIONS)                                                          JUNE 30  MARCH 31  DEC. 31  SEPT. 30  JUNE 30
- --------------------------------------------------------------------------------------------------------------------
California/a/                                                           $5,090    $4,971   $5,117    $5,131   $5,260
Washington                                                               2,138     2,037    2,061     2,077    2,061
Nevada                                                                     346       364      394       385      391
Arizona                                                                    325       340      334       347      401
Oregon                                                                     325       295      281       295      294
Other/b/                                                                   907     1,043    1,064     1,146    1,153
- --------------------------------------------------------------------------------------------------------------------
                                                                        $9,131    $9,050   $9,251    $9,381   $9,560
- ------------------------------------------------------------------------============================================

/a/ Approximately 50 percent of domestic commercial loans secured by real estate in California at June 30, 1994, approximately 55 percent at March 31, 1994 and December 31, 1993, and approximately 50 percent at September 30, 1993 and June 30, 1993 were secured by properties in the following Southern California counties: Los Angeles, Orange, San Bernardino, San Diego, Riverside, and Ventura.

/b/ For each period presented, no other state individually exceeded 2 percent of total domestic commercial loans secured by real estate.

====================================================================================================================
DOMESTIC CONSTRUCTION AND DEVELOPMENT LOANS BY GEOGRAPHIC AREA AND PROJECT TYPE AT JUNE 30, 1994
- --------------------------------------------------------------------------------------------------------------------
                                                                      APARTMENT &            LIGHT
(IN MILLIONS)                         OFFICE   SUBDIVISION   RETAIL   CONDOMINIUM   HOTEL   INDUSTRY   OTHER   TOTAL
- --------------------------------------------------------------------------------------------------------------------
California                            $  636          $560     $342          $222    $137       $ 70  $  135  $2,102/a/
Washington                               214           173      221            80      31         35      45     799
Pennsylvania                             201            --       --            --      --         --      --     201
Arizona                                    4            27       63             6       2          3      10     115
Georgia                                   15            --       50            14      --         --      --      79
Other/b/                                 159            47       70            67      18         26      59     446
- --------------------------------------------------------------------------------------------------------------------
                                      $1,229          $807     $746          $389    $188       $134    $249  $3,742
- --------------------------------------==============================================================================

/a/ Approximately 70 percent of domestic construction and development loans in California at June 30, 1994 were secured by properties in the following Southern California counties: Los Angeles, Orange, San Bernardino, San Diego, Riverside, and Ventura.

/b/ No other state individually exceeded 2 percent of total domestic construction and development loans.

Foreign Loans -- Foreign loans decreased $1.5 billion between December 31, 1993 and June 30, 1994, primarily due to the previously discussed $2.5 billion reclassification of debt-restructuring par bonds and other instruments issued by foreign governments to certain securities portfolios in connection with the first-quarter adoption of SFAS No. 115. Partially offsetting this decrease was a $0.9 billion increase in foreign commercial and industrial loans, primarily attributable to Asian borrowers.

================================================================================
RESTRUCTURING COUNTRY DEBT

At June 30, 1994 total public and private sector cross-border outstandings owed to the Corporation by borrowers in restructuring countries amounted to $1,110 million. Of this amount, $420 million was medium- and long-term debt and $60 million was local currency outstandings which were neither hedged nor funded by local currency borrowings.

Total cross-border outstandings at June 30, 1994 excluded $907 million in par bonds and other instruments issued by certain restructuring countries that are collateralized by zero-coupon U.S. Treasury securities, which, at maturity, will have redemption values equal to the aggregate face amounts of the related par bonds and other instruments. Under SFAS No. 115, these par bonds and other instruments were classified as either available-for-sale securities or held-to-maturity securities at June 30, 1994.

At June 30, 1994, cross-border outstandings owed to the Corporation by borrowers in Brazil totaled $661 million. Of this amount, medium- and long-term obligations were $223 million. During the second quarter and first six months of 1994, the Corporation received $7 million and $19 million, respectively, of cash payments from the government of Brazil on its medium- and long-term outstandings. The majority of these payments were recorded in income, since the recorded investment of the related debt is considered to be realizable.

On April 15, 1994, the government of Brazil initiated a debt exchange in connection with a plan to restructure its medium- and long-term debt. The Corporation exchanged debt with an aggregate carrying value of $139 million and an aggregate face value of $692 million and past due accrued interest for 30-year bonds with an aggregate face value of $727 million. Of these bonds, approximately half are collateralized by zero-coupon U.S. Treasury securities, which, at maturity, will have redemption values equal to the aggregate face amounts of the related bonds. Upon receipt, these bonds were recorded in available-for-sale securities at their fair values.

================================================================================================================================
CROSS-BORDER OUTSTANDINGS EXCEEDING ONE PERCENT OF TOTAL ASSETS
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  CROSS-BORDER
                                                                                                        TOTAL     OUTSTANDINGS
                                                               PUBLIC                PRIVATE     CROSS-BORDER  AS A PERCENTAGE
(DOLLAR AMOUNTS IN MILLIONS)/abcd/    DATE REPORTED            SECTOR/e/  BANKS/e/    SECTOR/e/  OUTSTANDINGS  OF TOTAL ASSETS
- --------------------------------------------------------------------------------------------------------------------------------

Japan                                 JUNE 30, 1994              $ 17    $1,529       $2,049           $3,595             1.82%
                                      March 31, 1994               17     1,596        1,712            3,325             1.69
                                      December 31, 1993            10     1,490        2,054            3,554             1.90
                                      September 30, 1993           10     1,466        1,807            3,283             1.75
                                      June 30, 1993                 9     1,849        1,892            3,750             2.02

Spain                                 JUNE 30, 1994                61       110        3,026            3,197             1.62
                                      March 31, 1994              117        85        3,045            3,247             1.65
                                      December 31, 1993            56       105        1,941            2,102             1.12
                                      September 30, 1993           47        29        1,603            1,679             0.90
                                      June 30, 1993                47       102        1,341            1,490             0.80

Hong Kong                             JUNE 30, 1994                --       101        2,328            2,429             1.23
                                      March 31, 1994               --       106        2,202            2,308             1.17
                                      December 31, 1993            --       110        2,181            2,291             1.23
                                      September 30, 1993           --        84        2,008            2,092             1.12
                                      June 30, 1993                 5        82        2,108            2,195             1.18

United Kingdom                        JUNE 30, 1994               246       269          647            1,162             0.59
                                      March 31, 1994              241       310          577            1,128             0.57
                                      December 31, 1993           272       177          815            1,264             0.68
                                      September 30, 1993          351       211          927            1,489             0.80
                                      June 30, 1993               244       239        1,544            2,027             1.09
- --------------------------------------------------------------------------------------------------------------------------------

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

/b/ At June 30, 1994, total unfunded commitments of the above countries, whose unfunded commitments exceeded 10 percent of their respective cross-border outstandings, were as follows: Japan, $1,272 million; Hong Kong, $258 million; and the United Kingdom, $1,628 million.

/c/ Included in the cross-border outstandings of the countries listed are loans and other interest-bearing assets on nonaccrual status at June 30, 1994, March 31, 1994, December 31, 1993, September 30, 1993, and June 30, 1993,
    respectively, as follows: $17 million, $16 million, $16 million, $17 million, and $16 million for Japan; $6 million, $6 million, $7 million, $5 million, and $1 million for Hong Kong; $49 million, $53 million, $52 million, $59 million, and $39 million for the United Kingdom; and $6 million for Spain at June 30, 1994, March 31, 1994, and December 31, 1993. Also included in cross-border outstandings are restructured loans of $2 million for Hong Kong at June 30, 1993 and loans past due 90 days or more and still accruing interest of $1 million for Hong Kong at June 30, 1994 and December 31, 1993, and $9 million for the United Kingdom at September 30, 1993.

/d/ No country excluded from this table had cross-border outstandings between
    0.75 percent and 1.00 percent of total assets for any of the periods presented except Italy and South Korea, which had cross-border outstandings of $1,738 million and $1,522 million, respectively, at June 30, 1994.

    Not included in cross-border outstandings with Mexico were par bonds issued by the government of Mexico with face values of $1,341 million at June 30, 1994, March 31, 1994, December 31, 1993, September 30, 1993, and June 30,
    1993. The par bonds had a carrying value of $1,153 million at June 30, 1994, $1,178 million at March 31, 1994, and $1,297 million at December 31, 1993, September 30, 1993, and June 30, 1993. At June 30, 1994, the par bonds had a total fair value of approximately $905 million. Due to the first-quarter 1994 adoption of SFAS No. 115, certain of these par bonds were recorded in available-for-sale securities and carried at their fair value of $297 million at June 30, 1994, while the remainder of these par bonds were recorded in held-to-maturity securities at their amortized cost. Principal repayment of these par bonds is collateralized by zero-coupon U.S. Treasury securities which, at maturity in 2008 and 2019, will have a redemption value equal to the face value of the par bonds. At June 30, 1994, this collateral had a fair value of approximately $210 million. Future interest payments for a rolling eighteen-month period are also collateralized by additional U.S. dollar-denominated securities permitted by the agreement. The details of the transaction in which the majority of these par bonds were acquired were reported in the Parent's Annual Report on Form 10-K for the year ended December 31, 1990. Mexico's cross-border outstandings also excluded additional loans of $45 million at June 30, 1994, March 31, 1994, December 31, 1993, September 30, 1993, and June 30, 1993, which are fully collateralized at maturity by separate zero-coupon U.S. Treasury securities. Had these par bonds and other instruments been included, total cross-border outstandings with Mexico would have exceeded 0.75 percent of total assets for all periods presented.

/e/ Sector definitions are based on Federal Financial Institutions Examination
    Council Instructions for preparing the Country Exposure Report.

CREDIT RISK MANAGEMENT
===============================================================================

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses at June 30, 1994 was 2.73 percent of loan outstandings, compared with 2.77 percent at December 31, 1993. Excluding outstandings in the residential first mortgage portfolio and the portion of the allowance associated with these outstandings, the ratio was 3.57 percent of loans at June 30, 1994, essentially unchanged from December 31, 1993. In addition, the Corporation's ratio of the allowance for credit losses to total nonaccrual assets was 154 percent, up from 122 percent at December 31, 1993.

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

============================================================================================================================
COMPOSITION OF ALLOWANCE FOR CREDIT LOSSES
- ----------------------------------------------------------------------------------------------------------------------------
                                                       1994                                         1993
                                            ------------------------           --------------------------------------------
(IN MILLIONS)                               JUNE 30         MARCH 31           DEC. 31         SEPT. 30             JUNE 30
- ----------------------------------------------------------------------------------------------------------------------------
Special mention and classified:/a/
  Historical loss experience component       $  311           $  401            $  475           $  590              $  796
  Credit management allocated component         579              653               770              777                 804
- ----------------------------------------------------------------------------------------------------------------------------
    Total special mention and classified        890            1,054             1,245            1,367               1,600

Domestic consumer                             1,042            1,079             1,072            1,099               1,114
Domestic commercial                             166              148               151              160                 163
Foreign                                         149              144               165              297                 286
- ----------------------------------------------------------------------------------------------------------------------------
    Total Allocated                           2,247            2,425             2,633            2,923               3,163

Unallocated                                   1,167            1,020               875              792                 618
- ----------------------------------------------------------------------------------------------------------------------------
                                             $3,414           $3,445            $3,508           $3,715              $3,781
- ---------------------------------------------==============================================================================

/a/Includes all loans regardless of type that have been internally risk rated as "special mention," "substandard," or "doubtful." The Corporation's actual historical loss experience indicates ultimate loss rates for all periods presented for "special mention," "substandard," and "doubtful" loans of approximately 2 percent, 6 percent, and 37 percent, respectively.


==================================================================================================================================
QUARTERLY CREDIT LOSS EXPERIENCE
- ----------------------------------------------------------------------------------------------------------------------------------
                                          1994                                     1993                         SIX MONTHS ENDED
                                 -----------------------         -------------------------------------              JUNE 30
                                  SECOND           FIRST          FOURTH          THIRD         SECOND        --------------------
(DOLLAR AMOUNTS IN MILLIONS)     QUARTER         QUARTER         QUARTER        QUARTER        QUARTER            1994       1993
- ----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of
 period                           $3,445          $3,508          $3,715         $3,781         $3,903          $3,508     $3,921
CREDIT LOSSES
Domestic consumer:
 Residential first
  mortgages                           13               7              10              6              7              20          7
 Credit card                          96             102             108            115            129             198        265
 Other consumer                       81              90              94             96            102             171        214
Domestic commercial:
 Commercial and industrial            18              11              54             49             89              29        127
 Loans secured by real
  estate                              21              15              23             29             20              36         39
 Construction and
  development loans
  secured by real estate              12              23              65             61             80              35        165
 Loans for purchasing or
  carrying securities                 --              --              --             --             --              --          2
 Financial institutions                1              --              --             10              8               1          8
 Lease financing                      --              --               1              1              2              --          7
 Agricultural                          1               1               2              1              2               2          4
Foreign                                9              24              13             10              7              33         13
- ----------------------------------------------------------------------------------------------------------------------------------
 Total credit losses                 252             273             370            378            446             525        851

CREDIT LOSS RECOVERIES
Domestic consumer:
 Residential first
  mortgages                           --              --              --              1             --              --         --
 Credit card                          11              12              13             13             13              23         27
 Other consumer                       27              25              27             30             30              52         57
Domestic commercial:
 Commercial and industrial            21              20              45             24             14              41         42
 Loans secured by real
  estate                               7               4              16              8              6              11         10
 Construction and
  development loans
  secured by real estate              18              24              45             21             13              42         21
 Loans for purchasing or
  carrying securities                 --              --              --             --             --              --         --
 Financial institutions                2               2              --              1              1               4          1
 Lease financing                       1               2               2              1              2               3          3
 Agricultural                          2               2               1              2              5               4          7
Foreign                                9               8               9             41             11              17         16
- ----------------------------------------------------------------------------------------------------------------------------------
 Total credit loss
  recoveries                          98              99             158            142             95             197        184
- ----------------------------------------------------------------------------------------------------------------------------------
  Total net credit losses            154             174             212            236            351             328        667
Net losses on the sale or
 swap of loans to
 restructuring countries              --              --              --             (3)            --              --         --
Provision for credit losses          125             125             150            178            227             250        475
Allowance related to
 acquisition                          --              --              --             --             --              --         12/a/
Other net additions
 (deductions)                         (2)            (14)/b/        (145)/c/         (5)             2             (16)/b/     40/d/
- ----------------------------------------------------------------------------------------------------------------------------------
    BALANCE, END OF
     PERIOD/e/                    $3,414          $3,445          $3,508         $3,715         $3,781          $3,414     $3,781
- ----------------------------------------------------------------------------------------------------------------------------------
ANNUALIZED RATIO OF NET
 CREDIT LOSSES
 (RECOVERIES)
 TO AVERAGE LOAN
  OUTSTANDINGS
Domestic consumer:
 Residential first
  mortgages                         0.16%           0.10%           0.12%          0.07%          0.10%           0.13%      0.05%
 Credit card                        4.82            5.07            5.23           5.50           6.17            4.95       6.23
 Other consumer                     0.88            1.08            1.12           1.09           1.15            0.98       1.25
Domestic commercial:
 Commercial and industrial         (0.05)          (0.19)           0.20           0.50           1.41           (0.12)      0.80
 Loans secured by real
  estate                            0.63            0.50            0.29           0.84           0.58            0.57       0.59
 Construction and
  development loans
  secured by real estate           (0.62)          (0.14)           1.64           2.93           4.48           (0.37)      4.63
 Loans for purchasing or
  carrying securities                --               --              --             --             --              --       0.33
 Financial institutions            (0.37)          (0.47)             --           1.71           1.69           (0.42)      0.82
 Lease financing                   (0.32)          (0.31)          (0.19)            --             --           (0.31)      0.46
 Agricultural                      (0.14)          (0.33)           0.09          (0.23)         (0.71)          (0.24)     (0.39)
 Total                              0.59            0.61            0.79           1.02           1.35            0.60       1.27
Foreign                               --            0.37            0.06          (0.62)         (0.08)           0.19      (0.03)
TOTAL                               0.50            0.58            0.67           0.76           1.13            0.54       1.07
RATIO OF ALLOWANCE TO
 LOANS AT QUARTER END               2.73            2.79            2.77           2.95           3.00            2.73       3.00
EARNINGS COVERAGE OF NET
 CREDIT LOSSES/f/                   6.66x           5.83x           4.77x          4.41x          3.09x           6.22x      3.27x
=================================================================================================================================

/a/ Represents the addition of consummation date allowance for credit losses of First Gibraltar Bank, FSB.

/b/ Primarily represents a reduction of the allowance due to the transfer of certain debt-restructuring par bonds and other instruments issued by foreign governments net of their related allowance to available-for-sale securities.

/c/ Due to the transfer of certain assets net of their related allowance to other assets, the allowance for credit losses was reduced by $128 million, which included $88 million of regulatory-related allocated transfer risk reserve (ATRR). This amount also includes $16 million related to the sale of commercial real estate loans net of their allowance to a partnership controlled by Goldman Sachs & Co.

/d/ Includes $36 million related to the consolidation of subsidiaries and operations that were held for disposition at December 31, 1992.

/e/ Includes ATRR of $81 million and $80 million at September 30, 1993 and June
    30, 1993, respectively. Due to the transfer of certain assets net of their related allowance to other assets during the fourth quarter of 1993, the allowance for credit losses does not include any ATRR subsequent to the transfer.

/f/ Earnings coverage of net credit losses is calculated as income before income taxes plus the provision for credit losses as a multiple of net credit losses.

===============================================================================

Net credit losses for the second quarter and first six months of 1994 declined $197 million and $339 million, respectively, from the amounts reported in the same periods last year. These declines reflected continued improvement in various sectors of the Corporation's credit portfolio, most notably in construction and development loans, commercial and industrial loans, and credit card outstandings. The declines in the net credit losses in these sectors were partially offset by higher charge-offs related to foreign loans and residential first mortgages.
- -------------------------------------------------------------------------------
NONACCRUAL ASSETS, RESTRUCTURED LOANS, AND LOANS PAST DUE 90 DAYS OR MORE
AND STILL ACCRUING INTEREST

Total nonaccrual assets decreased $664 million, or 23 percent, between year-end 1993 and June 30, 1994. This decrease was largely the result of full or partial payments and loans restored to accrual status, reflecting improvements in most segments of the credit portfolio, particularly in the construction and development and commercial and industrial loan portfolios.

The improvement in the Corporation's credit quality during the first half of 1994 was also reflected in the Corporation's nonperforming assets (comprised of nonaccrual assets and other real estate owned) ratios. At June 30, 1994, the ratio of nonaccrual loans to total loans was 1.77 percent, down from 2.28 percent at December 31, 1993. In addition, the ratio of total nonperforming assets to total assets declined 46 basis points since year-end 1993 to 1.36 percent.

For further information concerning nonaccrual assets, refer to the table below and the tables on pages 33-35.


===============================================================================================================
ANALYSIS OF CHANGE IN NONACCRUAL ASSETS
- ---------------------------------------------------------------------------------------------------------------
                                                     1994                               1993
                                           ----------------------        -------------------------------------
                                            SECOND          FIRST         FOURTH          THIRD         SECOND
(IN MILLIONS)                              QUARTER        QUARTER        QUARTER        QUARTER        QUARTER
- ---------------------------------------------------------------------------------------------------------------
Balance, beginning of quarter               $2,498         $2,886         $3,928         $4,618         $5,033

ADDITIONS

Loans placed on nonaccrual status              269            227            284            256            360

DEDUCTIONS

Restored to accrual status                    (169)          (195)          (317)          (326)          (253)
Foreclosures                                   (32)           (72)          (100)          (196)          (176)
Charge-offs                                    (37)           (40)          (123)           (99)          (135)
Restructuring-country-related assets
 transferred to other assets                    --            --            (310)            --             --
Other, primarily payments                     (307)          (308)          (476)          (325)          (211)
- ---------------------------------------------------------------------------------------------------------------
 BALANCE, END OF QUARTER                    $2,222         $2,498         $2,886         $3,928         $4,618
- --------------------------------------------===================================================================

===================================================================================================================
NONACCRUAL ASSETS, RESTRUCTURED LOANS, AND LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
- -------------------------------------------------------------------------------------------------------------------
                                                                     1994                        1993
                                                              ------------------    -------------------------------
(IN MILLIONS)                                                 JUNE 30   MARCH 31    DEC. 31       SEPT. 30  JUNE 30
- -------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS
Domestic consumer loans:
  Residential first mortgages                                 $  383    $  426      $  406        $  359    $  346
  Other consumer                                                  41        45          53            52        82
Domestic commercial loans:
  Commercial and industrial                                      236       372         457           539       661
  Loans secured by real estate                                   588       553         570           742       771
  Construction and development loans secured by real estate      724       819       1,037         1,545     2,028
  Financial institutions                                          18        22          64            59        55
  Lease financing                                                 13        13          18            22         1
  Agricultural                                                    44        41          49            56        81
- -------------------------------------------------------------------------------------------------------------------
                                                               2,047     2,291       2,654         3,374     4,025
Foreign loans:
  Commercial and industrial                                       97       119         139           356       360
  Governments and official institutions                           17        16          42            45        61
  Banks and other financial institutions                           8         9          11            64        41
  Other                                                           46        36          40            77        99
- -------------------------------------------------------------------------------------------------------------------
                                                                 168       180         232           542       561
Other interest-bearing assets                                      7        27          --            12        32
- -------------------------------------------------------------------------------------------------------------------
                                                              $2,222/a/ $2,498/a/   $2,886/a/     $3,928    $4,618
- --------------------------------------------------------------=====================================================
RESTRUCTURED LOANS
Domestic commercial:
  Commercial and industrial                                   $   86    $   86      $   66        $   79    $   20
  Loans secured by real estate                                    13        12          21             6         5
  Construction and development loans secured by real estate        2         6          10            16        16
  Lease financing                                                  1         1           1             1        --
  Agricultural                                                     1         1          --            --         1
- -------------------------------------------------------------------------------------------------------------------
                                                                 103       106          98           102        42
Foreign/b/                                                        36        36          36            36        37
- -------------------------------------------------------------------------------------------------------------------
                                                              $  139    $  142      $  134        $  138    $   79
- --------------------------------------------------------------=====================================================
LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
Domestic consumer:
  Residential first mortgages                                 $  108    $  121      $  153        $  220    $  179
  Other consumer                                                 152       169         175           185       222
Domestic commercial:
  Commercial and industrial                                       19         3          20            51        32
  Loans secured by real estate                                   122        64         138           125        89
  Construction and development loans secured by real estate       96       113          86            67        76
  Agricultural                                                    --         7          --            --        --
- -------------------------------------------------------------------------------------------------------------------
                                                                 497       477         572           648       598
Foreign                                                            1         5           6            13        --
- -------------------------------------------------------------------------------------------------------------------
                                                              $  498    $  482      $  578        $  661    $  598
- --------------------------------------------------------------=====================================================

/a/Excludes certain nonaccrual debt-restructuring par bonds and other instruments issued by the governments of Brazil and Argentina that are included in available-for-sale securities at their market value of $367 million at June 30, 1994. Also excludes certain nonaccrual debt-restructuring par bonds and other instruments issued by various governments of $44 million, $181 million, and $196 million at June 30, 1994, March 31, 1994, and December 31, 1993 that are included in other assets at the lower of cost or fair value.

/b/Excludes debt restructurings with countries that have experienced liquidity problems of $1.9 billion at June 30, 1994 and March 31, 1994, $2.4 billion at December 31, 1993, and $2.3 billion at September 30, 1993 and June 30, 1993. Beginning in the first quarter of 1994, the majority of these instruments were classified as either available-for-sale or held-to-maturity securities.
   Prior to January 1, 1994, these instruments were classified as loans.


===================================================================================================================================
INTEREST INCOME FOREGONE ON NONACCRUAL ASSETS
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    SIX MONTHS ENDED
(IN MILLIONS)                                                                                                          JUNE 30, 1994
- ------------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Interest income that would have been recognized had the assets
 performed in accordance with their original terms                                                                               $89
Less:  Interest income included in the results of operations/a/                                                                   25
- ------------------------------------------------------------------------------------------------------------------------------------
 Domestic interest income foregone                                                                                                64

FOREIGN
Interest income that would have been recognized had the assets
 performed in accordance with their original terms                                                                                 8
Less:  Interest income included in the results of operations/b/                                                                    1
- ------------------------------------------------------------------------------------------------------------------------------------
 Foreign interest income foregone                                                                                                  7
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                                 $71
- ---------------------------------------------------------------------------------------------------------------------------------===

/a/ Interest income included in the results of domestic operations represents interest payments recognized in interest income that related to domestic nonaccrual assets with carrying values totaling $529 million at June 30, 1994. Not included in interest income for the six months ended June 30, 1994 were interest payments of $29 million which, for accounting purposes, were used to offset the principal balance of domestic nonaccrual assets with carrying values totaling $757 million at June 30, 1994.

/b/ Interest income included in the results of foreign operations represents interest payments recognized in interest income that related to foreign nonaccrual assets with carrying values totaling $35 million at June 30, 1994. Not included in interest income for the six months ended June 30, 1994 were interest payments of $3 million which, for accounting purposes, were used to offset the principal balance of foreign nonaccrual assets with carrying values totaling $84 million at June 30, 1994.

====================================================================================================================================
CASH INTEREST PAYMENTS ON NONACCRUAL ASSETS BY LOAN TYPE
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           SIX MONTHS ENDED
                                                              JUNE 30, 1994                                  JUNE 30, 1994
                                       -----------------------------------------------------------  --------------------------------
                                                                 CUMULATIVE                                   CASH INTEREST
                                                                    CASH                 BOOK AS A          PAYMENTS APPLIED
                                       CONTRACTUAL                INTEREST  NONACCRUAL  PERCENTAGE  --------------------------------
                                        PRINCIPAL CUMULATIVE       APPLIED       BOOK          OF  AS INTEREST  AS REDUCTION
(IN MILLIONS)                            BALANCE CHARGE-OFFS TO PRINCIPAL   BALANCE/a/ CONTRACTUAL       INCOME  OF PRINCIPAL  TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
 Residential first mortgages             $  383           $ --         $ --     $  383       100%         $ 6           $ --    $ 6
 Other consumer                              42              1           --         41        98           --             --     --
Commercial:
 Commercial and industrial                  374            101           37        236        63             3             5      8
 Loans secured by real estate               759            103           68        588        77            11             7     18
 Construction and development
  loans secured by real estate            1,169            269          176        724        62             4            17     21
 Financial institutions                      40             17            5         18        45            --            --     --
 Lease financing                             21              7            1         13        62            --            --     --
 Agricultural                                61             14            3         44        72             1            --      1
- ------------------------------------------------------------------------------------------------------------------------------------
                                          2,849            512          290      2,047        72            25            29     54

FOREIGN, EXCLUDING RESTRUCTURING-
 COUNTRY-RELATED ASSETS
Commercial and industrial                   158             42           19         97        61             1             2      3
Governments and official institutions        17             --           --         17       100            --            --     --
Banks and other financial institutions        1             --           --          1       100            --             1      1
Other                                        78             29            3         46        59            --            --     --
- ------------------------------------------------------------------------------------------------------------------------------------
                                            254             71           22        161        63             1             3      4
- ------------------------------------------------------------------------------------------------------------------------------------
 Total, excluding restructuring-
  country-related assets                  3,103            583          312      2,208        71            26            32     58
RESTRUCTURING-COUNTRY-RELATED ASSETS         44             27            3         14        32            --            --     --
- ------------------------------------------------------------------------------------------------------------------------------------
                                         $3,147          $ 610        $ 315     $2,222        71%          $26           $32    $58
- -----------------------------------------===========================================================================================
CASH YIELD ON TOTAL NONACCRUAL ASSETS                                                                                          5.26%
- ------------------------------------------------------------------------------------------------------------------------------------

/a/ Nonaccrual book balance is equal to the contractual principal balance less charge-offs and cash interest payments applied as a reduction of principal since inception of the loan.

FOREIGN EXCHANGE AND OTHER DERIVATIVES
================================================================================

                  In the ordinary course of business, the Corporation enters into various types of transactions that involve foreign exchange and other derivative products with off-balance-sheet risk. Foreign exchange and other derivative products include futures, forwards, swaps, and option contracts, and are principally linked to interest rates, foreign exchange rates, or the prices of securities. Foreign exchange and other derivative transactions are entered into with various types of counterparties, including U.S. and foreign banks, nonbank financial institutions, corporations, and middle market customers. The following table is a summary of the notional or contractual amounts, credit exposure amounts, and fair value amounts associated with the Corporation's off-balance-sheet trading and asset and liability management activities at June 30, 1994. As illustrated below, the Corporation's off-balance-sheet credit exposure with regard to foreign exchange and other derivative products is a small fraction of the respective notional or contractual amounts.
================================================================================
FOREIGN EXCHANGE AND OTHER DERIVATIVE PRODUCTS AT JUNE 30, 1994

- --------------------------------------------------------------------------------
                                                 NOTIONAL     CREDIT     FAIR
                                              OR CONTRACT   EXPOSURE    VALUE
(IN BILLIONS)                                      AMOUNT     AMOUNT   AMOUNT/a/
- --------------------------------------------------------------------------------
TRADING
Foreign exchange contracts/b/                 $  715.0/c/   $6.6/d/     $(0.6)
Interest rate swaps                              292.7/c/    1.6/de/      0.4
Interest rate futures and forward contracts      163.5/c/    0.2/d/        --
Interest rate options                             49.4/c/    0.2/d/        --
- --------------------------------------------------------------------------------
                                              $1,220.6/f/   $8.6        $(0.2)
- ----------------------------------------------==================================
ASSET AND LIABILITY MANAGEMENT
Interest rate swaps                           $   28.2/c/   $0.2        $(0.4)
Interest rate futures and forward contracts       16.6/c/     --           --/g/
Interest rate options                              8.6/c/     --          0.1/g/
Other/h/                                           1.6/c/     --          0.1
- --------------------------------------------------------------------------------
                                              $   55.0/f/   $0.2        $(0.2)
- ----------------------------------------------==================================

/a/Fair value amounts consist of net unrealized gains and losses, accrued interest receivable or payable, and premiums paid or received. Such amounts represent the net fair value of contracts with all counterparties.

/b/Includes amounts related to foreign exchange spot, forward, future, and option contracts and currency swaps.

/c/Interest rate swaps, interest rate futures and forward contracts, and interest rate options in both the trading and asset and liability management portfolios include $12.7 billion, $0.6 billion, and $0.5 billion, respectively, of intercompany hedging-related contracts. Both trading foreign exchange contracts and other asset and liability management contracts include $1.2 billion of intercompany hedging-related foreign exchange forward contracts and currency swaps.

/d/Amounts represent net unrealized gains on contracts with counterparties for whom legally enforceable master netting agreements were in place and effective at June 30, 1994 and gross unrealized gains on contracts with other counterparties. Credit risk amounts in Note 8 of the Notes to Consolidated Financial Statements on pages 10 and 11 do not give effect to netting under legally enforceable master netting agreements. Accordingly, these credit risk amounts differ from the credit exposure amounts detailed above.

/e/Includes the results of cross product netting of certain interest rate derivatives and currency swaps.

/f/Including intercompany hedging-related contracts of $18.3 billion in both the trading and asset and liability management portfolios, the aggregate notional or contract amounts of foreign exchange and other derivative contracts outstanding at December 31, 1993 were $894.1 billion for the trading portfolio and $64.5 billion for the asset and liability management portfolio.

/g/The fair value amounts for interest rate futures and forward contracts and interest rate options in the asset and liability management portfolio include gross unrealized gains of $61.4 million and $105.1 million, respectively, and gross unrealized losses of $62.5 million and $4.0 million, respectively.

/h/Includes amounts related to foreign exchange forward contracts and currency swaps.

                  The table on page 37 summarizes expected maturities and weighted average interest rates associated with amounts to be received or paid on asset and liability management interest rate swaps at June 30, 1994. These swaps are designated as accounting hedges and are used to modify the interest rate characteristics of assets and liabilities. Expected maturities and weighted average interest rates associated with the Corporation's asset and liability management interest rate swap portfolio at June 30, 1994 were not significantly different from those at year-end 1993.

=========================================================================================================================
ASSET AND LIABILITY MANAGEMENT INTEREST RATE SWAPS AT JUNE 30, 1994/a/
- -------------------------------------------------------------------------------------------------------------------------

(IN BILLIONS)                0-1 year  >1-2 years  >2-3 years  >3-4 years  >4-5 years   >5-10 years   >10 years    Total
- -------------------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS:/b/
Notional amount              $ 4.1     $ 0.6       $ 0.4       $ 0.2       $ 0.9        $ 7.9         $ 2.0        $16.1/c/
Weighted average receive
 rate                         7.70%     5.91%       7.32%       8.16%       7.64%        6.28%         6.69%        6.80%

PAY FIXED SWAPS:/b/
Notional amount              $ 1.3     $ 3.5       $ 2.9       $ 0.6       $ 0.2        $ 1.2         $ 0.5        $10.2
Weighted average pay rate     7.78%     4.48%       5.62%       5.27%       5.97%        4.03%         7.18%        5.39%

FORWARD SWAPS:/d/
Notional amount                 --        --       $ 0.2       $ 0.3          --        $ 0.7         $ 0.2        $ 1.4
Weighted average receive
 rate                           --        --        6.33%       6.02%         --         6.81%         6.66%        6.55%

BASIS SWAPS:/e/
Notional amount              $ 0.1     $ 0.1          --          --          --        $ 0.3            --        $ 0.5
- -------------------------------------------------------------------------------------------------------------------------
  TOTAL NOTIONAL AMOUNT                                                                                            $28.2
- -------------------------------------------------------------------------------------------------------------------======

[FN]
/a /Includes intercompany hedging swaps.

/b/The floating side of substantially all receive fixed and pay fixed swaps is based on the one-, three-, or six-month London InterBank Offered Rate (LIBOR). At June 30, 1994, the one-, three-, and six-month LIBOR rates were
   4.56 percent, 4.88 percent, and 5.25 percent, respectively.

/c/Includes $0.7 billion of amortizing swaps.

/d/Accrual of interest on forward swaps starts at a predetermined future date.
   The majority of the forward swaps start accruing interest one to three years after June 30, 1994.

/e/Basis swaps are interest rate swaps in which both amounts paid and received are based on floating rates. The Corporation's pay rates are primarily based on a LIBOR or a commercial paper index and its receive rates are primarily based on LIBOR.


Substantially all of the Corporation's hedging-related futures and forward rate agreements outstanding at June 30, 1994 mature within one year, while 85 percent of its hedging-related option contracts mature within three years. All of the Corporations's hedging-related foreign exchange forward contracts outstanding at June 30, 1994 mature within 60 days. At June 30, 1994, the maturity distributions of the Corporation's hedging-related futures and forward contracts, option contracts, and foreign exchange forward contracts were substantially the same as at December 31, 1993. At both June 30, 1994 and December 31, 1993, the Corporation's hedging-related foreign exchange forward contracts were denominated in various currencies, most notably Hong Kong dollars and Spanish pesetas. The Corporation's hedging-related currency swaps were not significant at either June 30, 1994 or December 31, 1993.

For additional information concerning foreign exchange and other derivative transactions and their associated credit risk amounts, refer to Note 8 of the Notes to Consolidated Financial Statements on pages 10-11.

FUNDING AND CAPITAL
===============================================================================

LIQUIDITY

Liquid assets consist of cash and due from banks, interest-bearing deposits in banks, federal funds sold, securities purchased under resale agreements, trading account assets, and available-for-sale securities. At June 30, 1994, liquid assets totaled $37.2 billion, up $8.0 billion from $29.2 billion at December 31, 1993. This growth in liquid assets can be primarily attributed to a $5.7 billion increase in available-for-sale-securities, largely as a result of the previously discussed first-quarter 1994 adoption of SFAS No. 115. In addition, interest-bearing deposits in banks and securities purchased under resale agreements grew $1.7 billion and $1.4 billion, respectively, funded primarily by growth in foreign deposits and securities sold under repurchase agreements.
- --------------------------------------------------------------------------------

CAPITAL

At both June 30, 1994 and December 31, 1993, total stockholders' equity was $17.1 billion. While stockholders' equity increased $0.6 billion due to year-to-date 1994 earnings net of preferred and common dividends, this increase was offset by the stock repurchase discussed below and the the adoption of SFAS No. 115, which resulted in $210 million of net unrealized losses on available-for-sale securities (net of related income taxes) at June 30, 1994.

During the second quarter of 1994, the Parent completed its previously announced plan to repurchase common stock in connection with the pending acquisition of Continental. During the six months ended June 30, 1994, the Parent repurchased
11.8 million shares of its common stock on the open market at an average price per share of $42.43.

Although the Corporation's total risk-based capital ratio at June 30, 1994 declined 10 basis points from the previous quarter end, it increased 11 basis points from year-end 1993. This increase can be primarily attributed to the growth in Tier 2 capital, resulting from issuances of subordinated debt. The Corporation's Tier 1 risk-based capital ratio at June 30, 1994 was relatively unchanged from year-end 1993. The Corporation's Tier 1 leverage ratio decreased 9 basis points between year-end 1993 and June 30, 1994 primarily due to the increase in average total assets in connection with the adoption of FIN 39.

===================================================================================================================================
RISK-BASED CAPITAL AND RISK-BASED CAPITAL RATIOS
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                     1994                                  1993
                                                         -----------------------------      ---------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)/a/                              JUNE 30          MARCH 31       DEC. 31        SEPT. 30       JUNE 30
- -----------------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL
Common stockholders' equity                                 $14,324/b/        $14,136/b/     $14,165        $13,826         $13,455
Perpetual preferred stock                                     2,979             2,979          2,979          2,979           2,979
Less: Goodwill, nongrandfathered core deposit and
  other identifiable intangibles, and other deductions/c/    (5,028)           (5,060)        (5,125)        (5,291)         (5,327)
- -----------------------------------------------------------------------------------------------------------------------------------
    TIER 1 CAPITAL                                           12,275            12,055         12,019         11,514          11,107

Eligible portion of the allowance for credit losses
 (exclusive of allocated transfer risk reserve)/d/            2,048             1,990          1,995          2,022           2,025
Hybrid capital instruments/e/                                   478               562            568            582           1,059
Subordinated notes and debentures/f/                          4,946             4,699          4,422          4,477           4,591
Less:  Other deductions                                         (91)              (47)           (37)           (24)            (23)
- -----------------------------------------------------------------------------------------------------------------------------------
   TIER 2 CAPITAL                                             7,381             7,204          6,948          7,057           7,652
- -----------------------------------------------------------------------------------------------------------------------------------
     TOTAL RISK-BASED CAPITAL                               $19,656           $19,259        $18,967        $18,571         $18,759
- ------------------------------------------------------------=======================================================================
RISK-BASED CAPITAL RATIOS
Tier 1 capital                                                 7.56%             7.64%          7.61%          7.19%           6.93%
Tier 2 capital                                                 4.55              4.57           4.39           4.41            4.77
- -----------------------------------------------------------------------------------------------------------------------------------
     TOTAL RISK-BASED CAPITAL RATIO                           12.11%            12.21%         12.00%         11.60%          11.70%
- ------------------------------------------------------------=======================================================================
TIER 1 LEVERAGE RATIO/g/                                       6.55%             6.37%          6.64%          6.42%           6.21%
===================================================================================================================================

/a/Due to the first-quarter 1993 adoption of SFAS No. 109, "Accounting for Income Taxes," core deposit intangibles (CDI) and other identifiable intangibles that are normally deducted from Tier 1 capital under the current guidelines of the federal banking regulators were $489 million, $500 million, $510 million, $516 million, and $535 million higher at June 30, 1994, March 31, 1994, December 31, 1993, September 30, 1993, and June 30, 1993,
   respectively, with corresponding increases in deferred taxes. The federal banking regulators have not issued final capital regulations on the adoption of SFAS No. 109 and are currently considering whether such increased intangibles should be deducted from capital. Management believes that the increased amounts of CDI and other identifiable intangibles resulting from the adoption of SFAS No. 109 do not pose a risk to the Corporation's capital and should not be deducted from capital in determining capital ratios. Pending final resolution of this issue by the banking regulators, such amounts have not been deducted from capital in determining the capital ratios shown above.

/b/Excludes net unrealized losses on available-for-sale securities of $210 million and $252 million at June 30, 1994 and March 31, 1994, respectively, resulting from the adoption of SFAS No. 115.

/c/Includes nongrandfathered CDI and other identifiable intangibles acquired after February 19, 1992 of $965 million and $63 million, respectively, at June 30, 1994, $985 million and $67 million, respectively, at March 31, 1994, $1,008 million and $71 million, respectively, at December 31, 1993, $1,034 million and $84 million, respectively, at September 30, 1993, and $1,045 million and $84 million, respectively, at June 30, 1993, excluding tax gross-ups due to the adoption of SFAS No. 109. Also includes $24 million, $30 million, $35 million, $51 million, and $33 million at June 30, 1994, March 31, 1994, December 31, 1993, September 30, 1993, and June 30, 1993,
   respectively, of the excess of the net book value over 90 percent of the fair value of purchased mortgage servicing rights and credit card intangibles.

/d/Limited to 1.25% of risk-weighted assets.

/e/Represents subordinated capital notes adjusted for certain limitations.

/f/Limited to 50% of core capital, and reduced by 20% per year during an instrument's last five years before maturity.

/g/Based on Tier 1 capital before other deductions of $91 million at June 30, 1994, $47 million at March 31, 1994, $37 million at December 31, 1993, $25 million at September 30, 1993, and $24 million at June 30, 1993.

===============================================================================

INTEREST RATE RISK MANAGEMENT

Because of the interest rate sensitivity of financial products, fluctuations in interest rates expose the Corporation to potential gains and losses. In an effort to limit its exposure to such losses, the Corporation strives to manage the repricing characteristics of its assets and liabilities. The Corporation evaluates its interest rate risk exposure by analyzing the repricing characteristics of its on-and off-balance-sheet positions. A summary of these characteristics is shown on page 41 in the Accrual Book Risk Positions table at June 30, 1994.

The table shows that, at June 30, 1994, in the one-year-or-less categories, aggregate U.S. dollar-denominated assets exceeded liabilities by $3 billion. While the Corporation strives to limit current earnings sensitivity to interest rate movements, managers are allowed, within approved limits, to take tactical positions for purposes of generating earnings that can result from the relative repricing positions of primarily short-term assets and liabilities.

In the over-one-year categories at June 30, 1994, U.S. dollar-denominated liabilities and equity exceeded assets by $3 billion. The Corporation manages this term risk to preserve ongoing earnings competitiveness and promote market price stability of its common equity.

The Corporation also attempts to maintain an approximately neutral strategic position to possible interest rate movements while recognizing common equity as a long term source of funds. Both on-balance-sheet securities and off-balance-sheet instruments are used to manage exposure to interest rate risk. Selected off-balance-sheet instruments, including futures, forward rate agreements, and swaps, are designated as hedges by the Corporation to manage repricing mismatches. At June 30, 1994, off-balance-sheet instruments acquired for hedging purposes containing a short embedded option component were insignificant. At June 30, 1994, the Corporation held interest rate swap contracts with a gross notional value of $28 billion in support of these accrual book risk management activities. The amount of indexed amortizing swaps held at June 30, 1994 was less than three percent of the total asset and liability management interest rate swaps portfolio.

At June 30, 1994, an imbalance in customer business, primarily more deposit balances than loan assets, caused liabilities and equity to exceed customer-related assets by $17 billion. This structural imbalance and its related repricing mismatch effects were mitigated by the Corporation's risk management activities. As shown in the table on page 41, under-one-year securities and off-balance-sheet risk management positions modified a $1 billion structural gap mismatch exposure to $3 billion. Over-one-year risk management positions reduced the structural gap mismatch of $(18) billion by $15 billion.

While the Accrual Book Risk Positions table on page 41 provides an indication of the potential impact on the Corporation of a change in interest rates, it does not fully depict the Corporation's exposure to risks resulting from interest rate fluctuations. Certain assets and liabilities have option-like characteristics that can affect the Corporation's income through the exercise of these options as interest rates change. The Corporation's exposure from these option-like characteristics is separately evaluated and contained with net purchased interest rate options in an effort to manage the magnitude of potential gains or losses from changes in interest rates.

===========================================================================================================================
ACCRUAL BOOK RISK POSITIONS AT JUNE 30, 1994/a/
- ---------------------------------------------------------------------------------------------------------------------------
                                               0-3     >3-6   >6-12   SUBTOTAL     >1-5      >5   SUBTOTAL
                                                                       (lesser
                                                                         than)
(IN BILLIONS)                               months   months  months     1 YEAR     years   years   >1 YEAR      TOTAL
- ---------------------------------------------------------------------------------------------------------------------------
STRUCTURAL GAP POSITION/b/                   $ (1)     $ 5   $  (3)      $ 1       $ (5)   $(13)     $(18)     $(17)
RISK MANAGEMENT POSITIONS:/c/
Securities/d/                                   2        2       2         6          5       6        11        17
Off-balance-sheet hedging instruments          (7)       3      --        (4)        (5)      9         4        --
- ---------------------------------------------------------------------------------------------------------------------------
 Total risk management positions               (5)       5       2         2        --       15        15        17
- ---------------------------------------------------------------------------------------------------------------------------
  TOTAL GAP POSITION                         $ (6)     $10     $(1)    $   3        $(5)   $  2      $ (3)     $ --
- ---------------------------------------------==============================================================================


/a/ Net U.S. dollar-denominated interest-rate-sensitive financial instruments. /b/ Gap positions primarily attributable to loan assets and deposit liabilities.
/c/ Excludes trading-related products and restructuring-country-related par bonds.
/d/  Includes available-for-sale and held-to-maturity securities.


Gap positions with maturities less than one year are actively managed, and as such, vary continuously and appreciably. As a consequence, positions in place at quarter-end are not necessarily indicative of positions held throughout a quarter. Gap mismatches with maturities in excess of one year (Term Book gaps) are more stable. Management of these positions is focused on reducing structural gap mismatches. At inception, off-balance-sheet transactions reduce term mismatch risk. Occasionally, new customer business reduces longer maturity structural mismatches, leaving an excess of previously executed hedge contracts in a particular maturity range. These management positions may be reversed depending on the overall risk characteristics of the Term Book.

Shorter maturity gap mismatch positions reflect management's view at a specific point in time on the speed of future interest rate movements, not necessarily the direction of future rate movements. For example, a negative gap in the 0-3 months maturity indicates a view that future interest rates will run beneath implied forward rates. As the current yield curve is upward sloping, a negative 0-3 month gap, if maintained, would be profitable if interest rates rose at a speed less than that implied by the yield curve.

OTHER INFORMATION
================================================================================
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Set forth below is information concerning each matter submitted to a vote at the Parent's Annual Meeting of Shareholders on May 26, 1994 ("Annual Meeting"):

Directors: Each of the following persons was elected as a director of the
- ----------
Parent, to hold office until the 1995 Annual Meeting of Shareholders or until earlier retirement, resignation or removal.

                                    Number of Votes
                                    ---------------
Director's Name                  For              Against
- ---------------              -----------         ---------
Joseph F. Alibrandi          291,227,131         1,580,143
Peter B. Bedford             291,228,112         1,579,162
Andrew F. Brimmer            291,080,629         1,726,645
Richard A. Clarke            291,283,402         1,523,872
Lewis W. Coleman             291,244,818         1,562,456
Timm F. Crull                291,239,605         1,567,669
Kathleen Feldstein           291,229,461         1,577,813
Donald E. Guinn              291,249,225         1,558,049
Philip M. Hawley             291,042,530         1,764,744
Frank L. Hope, Jr.           291,219,606         1,587,668
Ignacio E. Lozano, Jr.       291,060,051         1,747,223
Cornell C. Maier             291,174,875         1,632,399
Walter E. Massey             291,065,116         1,742,158
Richard M. Rosenberg         291,217,817         1,589,457
A. Michael Spence            291,034,282         1,772,992

Senior Management Incentive Plan: The shareholders of the Parent approved a
- ---------------------------------
formula governing awards under the Senior Management Incentive Plan.

                                           Number of Votes
                                           ---------------
                                                                  Broker
                            For        Against     Abstentions   Nonvotes
                        -----------   ----------   -----------   --------
Formula Governing
Senior Management
Incentive Plan          267,959,652   18,857,465     5,990,156         --

Auditors: The shareholders also ratified the appointment of Ernst & Young as
- ---------
independent auditors.

                                           Number of Votes
                                           ---------------
                                                                  Broker
                            For        Against     Abstentions   Nonvotes
                        -----------   ----------   -----------   --------
Ernst & Young as
Independent Auditors    290,639,928    1,037,687     1,129,658         --

================================================================================
Shareholder Proposal: The shareholders of the Parent did not approve the one
- ---------------------
shareholder proposal presented at the Annual Meeting.

                                            Number of Votes
                                            ---------------
                                                                     Broker
                             For         Against     Abstentions    Nonvotes
                          ----------   -----------   -----------   ----------
Director Compensation     29,497,892   219,366,324     8,036,905   35,906,153

- --------------------------------------------------------------------------------
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit
Number              Exhibit
- -------             -------
  10                BankAmerica Corporation Executive Compensation Program-
                    Benefits/Perquisites Summary*

- --------------------------------------------------------------------------------
*Management contract or compensatory plan, contract, or arrangement.

(b)  Reports on Form 8-K:


During the second quarter of 1994, the Parent filed reports on Form 8-K dated April 20, 1994 and May 12, 1994. The April 20, 1994 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica First Quarter Earnings." The May 12, 1994 report filed, pursuant to Items 5 and 7 of the report, certain historical and unaudited historical and pro forma combined financial information for the Parent and Continental. After the second quarter of 1994, the Parent filed reports on Form 8-K dated June 30, 1994, July 18, 1994, and July 20, 1994. The June 30, 1994 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Announces Sale of U.S. Government Agency Structured Securities." The July 18, 1994 report disclosed, pursuant to Item 5 of the report, certain information on approval by the Board of Governors of the Federal Reserve System of the pending Continental acquisition. The July 20, 1994 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Second Quarter Earnings."

SIGNATURES
==============================================================================


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



                                  BANKAMERICA CORPORATION
                                  Registrant

                                  By Principal Financial Officer and
                                  Duly Authorized Signatory:


                                  /s/ Lewis W. Coleman

                                  LEWIS W. COLEMAN
                                  Vice Chairman of the Board and
                                  Chief Financial Officer
                                  August 11, 1994



                                  By Principal Accounting Officer and
                                  Duly Authorized Signatory:


                                  /s/ James H. Williams

                                  JAMES H. WILLIAMS
                                  Group Executive Vice President
                                  August 11, 1994

[BANKAMERICA CORPORATION LOGO APPEARS HERE]

BANKAMERICA CORPORATION

Other information about BankAmerica
Corporation may be found in its
Quarterly Report to Shareholders and its Annual Report to Shareholders. These reports, as well as additional copies of this Analytical Review and Form 10-Q, may be obtained from:

CORPORATE PUBLIC RELATIONS #3124
BANK OF AMERICA
P.O. BOX 37000
SAN FRANCISCO, CA 94137

                                 EXHIBIT INDEX

Exhibit
Reference    Description
- -----------  ------------
  10         BankAmerica Corporation Executive Compensation Program -
             Benefits/Perquisites Summary






















