Form 10-Q
period 1994-09-30
BANKAMERICA CORP
filed 1994-11-10
CIK 9672

            BankAmerica Corporation Analytical Review and Form 10-Q

                  [BANKAMERICA CORPORATION LOGO APPEARS HERE]


                                                                            1994
                                                                     3rd Quarter

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
               For the Quarterly Period Ended September 30, 1994
                                       or
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

   Common Stock, $1.5625 par value ------ 370,206,155 shares outstanding on
                              September 30, 1994.*

              *In addition, 696,911 shares were held in treasury.


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

CONTENTS

==================================================================================================================

PART I                 Item 1.
FINANCIAL              Financial Statements:
INFORMATION               Consolidated Statement of Operations...............................................  2
                          Consolidated Balance Sheet.........................................................  3
                          Consolidated Statement of Cash Flows...............................................  4
                          Consolidated Statement of Changes in Stockholders' Equity..........................  5
                          Notes to Consolidated Financial Statements.........................................  6

                       Item 2.
                       Management's Discussion and Analysis:
                          Highlights......................................................................... 15
                          Business Sectors................................................................... 17
                          Results of Operations:
                            Net Interest Income.............................................................. 20
                            Noninterest Income............................................................... 20
                            Noninterest Expense.............................................................. 22
                            Income Taxes..................................................................... 23
                          Balance Sheet Analysis............................................................. 24
                            Overview of Loan Portfolio....................................................... 26
                              Domestic Consumer Loans........................................................ 26
                              Domestic Commercial Loans...................................................... 28
                              Foreign Loans.................................................................. 29
                            Restructuring Country Debt....................................................... 30
                          Credit Risk Management:
                            Allowance for Credit Losses...................................................... 32
                            Nonaccrual Assets, Restructured Loans, and
                             Loans Past Due 90 Days or More and Still Accruing Interest...................... 34
                          Foreign Exchange and Other Derivatives............................................. 38
                          Funding and Capital:
                            Liquidity........................................................................ 40
                            Capital.......................................................................... 40
                            Interest Rate Risk Management.................................................... 42
- ------------------------------------------------------------------------------------------------------------------

PART II                Item 6.
OTHER INFORMATION      Exhibits and Reports on Form 8-K...................................................... 44

                       Signatures............................................................................ 45
==================================================================================================================


FINANCIAL STATEMENTS
BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
==============================================================================================================================
                                                                    1994                  1993               NINE MONTHS ENDED
                                                        --------------------------  ----------------            SEPTEMBER 30
                                                          THIRD    SECOND    FIRST   FOURTH    THIRD         -----------------
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)     QUARTER   QUARTER  QUARTER  QUARTER  QUARTER         1994         1993
- ------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                    $2,510    $2,294   $2,206   $2,329   $2,345       $7,010       $7,134
Interest-bearing deposits in banks                           87        74       56       54       49          217          140
Federal funds sold                                           16        15       13        6       12           44           29
Securities purchased under resale agreements                 84        89       72       54       51          245          120
Trading account assets                                      116       122      111      102      111          349          270
Available-for-sale and held-to-maturity securities          340       345      355      331      377        1,040        1,058
- ------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                 3,153     2,939    2,813    2,876    2,945        8,905        8,751
INTEREST EXPENSE
Deposits                                                    868       753      697      715      732        2,318        2,256
Federal funds purchased                                       6         3        3        4        3           12           12
Securities sold under repurchase agreements                  82        97       79       46       55          258          112
Other short-term borrowings                                  71        59       61       56       51          191          145
Long-term debt                                              211       185      169      177      184          565          550
Subordinated capital notes                                   11        10       10       13       39           31          100
- ------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                1,249     1,107    1,019    1,011    1,064        3,375        3,175
- ------------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME                                   1,904     1,832    1,794    1,865    1,881        5,530        5,576
Provision for credit losses                                 110       125      125      150      178          360          653
- ------------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES 1,794     1,707    1,669    1,715    1,703        5,170        4,923
NONINTEREST INCOME
Deposit account fees                                        301       290      294      302      306          885          896
Credit card fees                                             86        85       82       95       88          253          259
Trust fees                                                   69        66       67       72       74          202          222
Other fees and commissions                                  279       262      266      268      275          807          815
Net trading account related                                  57        36       16       46       56          109          198
Foreign exchange trading related                             63        73       58       55       76          194          270
Net gain (loss) on available-for-sale securities             (2)        7       20       16       14           25           45
Net gain on sales of assets                                  33        20       45       45       17           98           61
Venture capital activities                                   33        32       31       53       24           96           76
Other income                                                156       147      124      167       77          427          312
- ------------------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST INCOME                              1,075     1,018    1,003    1,119    1,007        3,096        3,154
NONINTEREST EXPENSE
Salaries                                                    741       700      710      729      744        2,151        2,157
Employee benefits                                           186       180      158      138      140          524          435
Occupancy                                                   171       167      165      182      172          503          502
Equipment                                                   145       138      146      174      145          429          436
Amortization of intangibles                                 100        99      105      115      100          304          306
Communications                                               79        80       78       81       82          237          249
Regulatory fees and related expenses                         72        72       70       74       72          214          235
Professional services                                        54        53       58       73       63          165          195
Other expense                                               390       332      294      408      330        1,016          994
- ------------------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST EXPENSE                             1,938     1,821    1,784    1,974    1,848        5,543        5,509
- ------------------------------------------------------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES                              931       904      888      860      862        2,723        2,568
Provision for income taxes                                  384       379      375      364      376        1,138        1,110
- ------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                     $  547    $  525   $  513   $  496   $  486      $ 1,585      $ 1,458
- ---------------------------------------------------------=====================================================================

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE          $ 1.36    $ 1.33   $ 1.27   $ 1.21   $ 1.19      $  3.95      $  3.58
EARNINGS PER COMMON SHARE -- ASSUMING FULL DILUTION      $ 1.35    $ 1.32   $ 1.26   $ 1.21   $ 1.18      $  3.93      $  3.56
- ------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                      $ 0.40    $ 0.40   $ 0.40   $ 0.35   $ 0.35      $  1.20      $  1.05
==============================================================================================================================

See notes to consolidated financial statements.


BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
==============================================================================================================
                                                                       1994                       1993
                                                          ------------------------------    ------------------
(IN MILLIONS)                                             SEPT. 30    JUNE 30   MARCH 31    DEC. 31   SEPT. 30
- --------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                   $ 12,493   $ 10,137   $ 10,455   $ 10,482   $ 10,410
Interest-bearing deposits in banks                           4,884      4,707      3,978      2,988      2,646
Federal funds sold                                             570      2,758      2,549      2,050      2,036
Securities purchased under resale agreements                 4,474      4,933      5,995      3,549      2,393
Trading account assets                                       7,103      5,714      6,648      6,866      7,845
Available-for-sale securities                               11,166      8,938      9,413      3,282      3,515
Held-to-maturity securities                                  8,700     11,734     11,979     16,415     16,810
Loans                                                      138,691    124,874    123,544    126,556    125,976
Less: Allowance for credit losses                            3,625      3,414      3,445      3,508      3,715
- --------------------------------------------------------------------------------------------------------------
  Net loans                                                135,066    121,460    120,099    123,048    122,261

Premises and equipment, net                                  3,935      3,705      3,664      3,631      3,584
Customers' acceptance liability                                833        935        801        851        847
Accrued interest receivable                                  1,221      1,097      1,030        982      1,020
Other real estate owned                                        570        472        553        517        589
Goodwill, net                                                4,394      3,886      3,931      3,973      4,097
Identifiable intangibles, net                                2,213      2,078      2,133      2,191      2,249
Unrealized gains on off-balance-sheet instruments            7,783      8,650      7,441         --         --
Other assets                                                 8,825      6,339      6,543      6,108      6,807
- --------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                      $214,230   $197,543   $197,212   $186,933   $187,109
- ----------------------------------------------------------====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest-bearing                                        $ 91,872   $ 86,568   $ 88,139   $ 89,134   $ 90,774
  Noninterest-bearing                                       33,006     31,009     30,920     31,578     31,560
Deposits in foreign offices:
  Interest-bearing                                          25,981     22,898     22,034     19,608     17,272
  Noninterest-bearing                                        1,807      1,560      1,496      1,298      1,363
- --------------------------------------------------------------------------------------------------------------
       TOTAL DEPOSITS                                      152,666    142,035    142,589    141,618    140,969
Federal funds purchased                                      1,690        223        270        220        602
Securities sold under repurchase agreements                  5,278      6,332      6,910      4,229      3,465
Other short-term borrowings                                  5,796      3,537      3,628      3,523      3,083
Acceptances outstanding                                        833        935        801        851        847
Accrued interest payable                                       719        550        529        505        548
Unrealized losses on off-balance-sheet instruments           8,007      8,727      7,129         --         --
Other liabilities                                            5,202      3,894      4,059      4,728      5,849
Long-term debt                                              14,504     13,611     13,828     13,508     14,008
Subordinated capital notes                                     605        606        606        607        933
- --------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                      195,300    180,450    180,349    169,789    170,304

STOCKHOLDERS' EQUITY
Preferred stock                                              3,368      2,979      2,979      2,979      2,979
Common stock                                                   580        561        561        560        559
Additional paid-in capital                                   7,732      7,150      7,130      7,118      7,094
Retained earnings                                            7,480      7,131      6,807      6,502      6,187
Net unrealized losses on available-for-sale securities        (201)      (210)      (252)        --         --
Common stock in treasury, at cost                              (29)      (518)      (362)       (15)       (14)
- --------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                              18,930     17,093     16,863     17,144     16,805
- --------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $214,230   $197,543   $197,212   $186,933   $187,109
- ----------------------------------------------------------====================================================

See notes to consolidated financial statements.


BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
==============================================================================================================
                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                                ------------------------------
(IN MILLIONS)                                                                               1994          1993
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               $ 1,585       $ 1,458
Adjustments to net income to arrive at net cash provided by operating activities:
  Provision for credit losses                                                                360           653
  Net gain on sales of assets                                                                (98)          (61)
  Net amortization of loan fees and discounts                                                (31)         (105)
  Depreciation and amortization of premises and equipment                                    361           337
  Amortization of intangibles                                                                304           306
  Provision for deferred income taxes                                                        405           567
  Change in assets and liabilities net of effects from acquisitions, consolidations, divestitures, and pending dispositions:
     (Increase) decrease in accrued interest receivable                                      (97)            7
     Increase in accrued interest payable                                                    214            25
     Increase in trading account assets                                                     (197)       (4,370)
     Increase in current income taxes payable                                                268           428
 Deferred fees received from lending activities                                               69           142
 Other, net                                                                                 (820)          328
- --------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by operating activities                                      2,323          (285)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
 Sales proceeds                                                                            2,357         1,658
 Maturities, prepayments, and calls                                                        4,487         5,431
 Purchases                                                                                (4,329)       (3,537)
Activity in held-to-maturity securities:
 Maturities, prepayments, and calls                                                        2,122         3,587
 Purchases                                                                                (1,234)       (6,171)
Proceeds from sales of loans                                                               1,122         1,071
Purchases of loans                                                                          (549)         (547)
Purchases of premises and equipment                                                         (460)         (634)
Proceeds from sales of other real estate owned                                               442           348
Net cash provided (used) by:
 Loan originations and principal collections                                              (4,805)          236
 Interest-bearing deposits in banks                                                       (1,054)         (453)
 Federal funds sold                                                                        2,011          (548)
 Securities purchased under resale agreements                                               (323)          433
Cash used by acquisitions                                                                 (1,062)          (25)
Cash provided by acquisitions                                                              1,762           131
Proceeds from liquidations of assets identified for disposition                              254         1,371
Other, net                                                                                  (186)          473
- --------------------------------------------------------------------------------------------------------------
  Net cash provided by investing activities                                                  555         2,824

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                   2,067         2,911
Principal payments and retirements of long-term debt and subordinated capital notes       (2,312)       (4,343)
Proceeds from issuance of common stock                                                        46           246
Treasury stock acquired                                                                     (503)           (5)
Common stock dividends                                                                      (422)         (372)
Preferred stock dividends                                                                   (181)         (181)
Net cash provided (used) by:
 Deposits                                                                                 (1,130)       (5,237)
 Federal funds purchased                                                                   1,084           185
 Securities sold under repurchase agreements                                                 529         2,539
 Other short-term borrowings                                                                 106           995
Cash used by disposition of liabilities of deconsolidated subsidiaries and operations        (59)         (193)
Other, net                                                                                  (107)         (508)
- --------------------------------------------------------------------------------------------------------------
  Net cash used by financing activities                                                     (882)       (3,963)
Effect of exchange rate changes on cash and due from banks                                    15           (14)
- --------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and due from banks                                      2,011        (1,438)
Cash and due from banks at beginning of period                                            10,482        11,848
- --------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                           $12,493       $10,410
- -----------------------------------------------------------------------------------------=====================

See notes to consolidated financial statements.


BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
==================================================================================================================
                                                                              1994                     1993
                                                                   ---------------------------   -----------------
                                                                     THIRD    SECOND     FIRST    FOURTH     THIRD
(IN MILLIONS)                                                      QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
- ------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                                      $ 2,979   $ 2,979   $ 2,979   $ 2,979   $ 2,979
Preferred stock issued                                                 389        --        --        --        --
- ------------------------------------------------------------------------------------------------------------------
 Balance, end of quarter                                             3,368     2,979     2,979     2,979     2,979

COMMON STOCK
Balance, beginning of quarter                                          561       561       560       559       556
Common stock issued                                                     19        --         1         1         3
- ------------------------------------------------------------------------------------------------------------------
 Balance, end of quarter                                               580       561       561       560       559

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                                        7,150     7,130     7,118     7,094     7,025
Common stock issued                                                    556        20        12        24        69
Preferred stock issued                                                  26        --        --        --        --
- ------------------------------------------------------------------------------------------------------------------
 Balance, end of quarter                                             7,732     7,150     7,130     7,118     7,094

RETAINED EARNINGS
Balance, beginning of quarter                                        7,131     6,807     6,502     6,187     5,888
Net income                                                             547       525       513       496       486
Common stock dividends                                                (140)     (139)     (143)     (125)     (124)
Preferred stock dividends                                              (60)      (61)      (60)      (60)      (61)
Foreign currency translation adjustments,
  net of related income taxes                                            2        (1)       (5)        4        (2)
- ------------------------------------------------------------------------------------------------------------------
 Balance, end of quarter                                             7,480     7,131     6,807     6,502     6,187

NET UNREALIZED LOSSES ON AVAILABLE-FOR-SALE SECURITIES
Balance, beginning of quarter                                         (210)     (252)       --        --        --
Effect of adoption of SFAS No. 115, net of related income taxes         --        --       (15)       --        --
Valuation adjustments, net of related income taxes                       9        42      (237)       --        --
- ------------------------------------------------------------------------------------------------------------------
 Balance, end of quarter                                              (201)     (210)     (252)       --        --

COMMON STOCK IN TREASURY, AT COST
Balance, beginning of quarter                                         (518)     (362)      (15)      (14)      (14)
Treasury stock purchased                                                --      (156)     (347)       (1)       --
Treasury stock issued                                                  489        --        --        --        --
- ------------------------------------------------------------------------------------------------------------------
 Balance, end of quarter                                               (29)     (518)     (362)      (15)      (14)
- ------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                    $18,930   $17,093   $16,863   $17,144   $16,805
- -------------------------------------------------------------------===============================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1.                 The unaudited consolidated financial statements of
FINANCIAL STATEMENT     BankAmerica Corporation and subsidiaries (the
PRESENTATION            Corporation) are prepared in conformity with generally
                        accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Rule
                        10-01 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in BankAmerica
                        Corporation's (the Parent) Annual Report on Form 10-K for the year ended December 31, 1993, the audited consolidated financial statements included in
                        Continental Bank Corporation's (Continental) Annual
                        Report on Form 10-K for the year ended December 31, 1993 that were incorporated by reference and filed on the Parent's Form 8-K dated March 21, 1994, and the unaudited consolidated financial statements included in Continental's Forms 10-Q for the quarters ended March
                        31, 1994 and June 30, 1994 that were incorporated by reference and filed on the Parent's Forms 8-K dated May
                        12, 1994 and August 11, 1994, respectively.

                        The unaudited consolidated financial statements of the Corporation include the accounts of the Parent and companies in which more than 50 percent of the voting stock is owned directly or indirectly by the Parent, including Bank of America NT&SA (the Bank), Bank of America Illinois, Seafirst Corporation, and other banking and nonbanking subsidiaries. The revenues, expenses, assets, and liabilities of the subsidiaries are included in the respective line items in the unaudited consolidated financial statements after elimination of intercompany accounts and transactions.

                        Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and Financial Accounting Standards Board Interpretation No. 39 (FIN 39), "Offsetting of Amounts Related to Certain Contracts." For information on the adoption of this Statement and Interpretation, refer to Notes 4 and 5 on pages 9 and 10 of the Notes to Consolidated Financial Statements.

                        The Corporation's results of operations and financial position reflect the effects of the merger of Continental with and into the Parent subsequent to its consummation on August 31, 1994.

                        Certain amounts in prior periods have been reclassified
                        to conform to the current presentation.
- --------------------------------------------------------------------------------

NOTE 2.                 On August 31, 1994, Continental was merged with and into
MERGER WITH             the Parent and Continental's principal subsidiary,
CONTINENTAL BANK        Continental Bank, was renamed Bank of America Illinois.
CORPORATION             Each outstanding share of Continental's common stock
                        was converted into either 0.7993 of a share of the Parent's common stock or $38.297 in cash. The total amount of the Parent's common stock issued in connection with the Continental merger was 21.5 million shares, valued as of January 27, 1994 at $985 million, which included 11.8 million shares of treasury stock purchased in anticipation of the merger at an average per-share price of $42.43. In addition, an aggregate amount of approximately $950 million was paid in cash to Continental common stockholders.

================================================================================

                        In addition, each outstanding share of Continental's Adjustable Rate Preferred Stock, Series 1 and Adjustable Rate Cumulative Preferred Stock, Series 2 was converted upon consummation of the Continental merger, into one share of the Parent's Adjustable Rate Preferred Stock, Series 1 (Preferred Stock, Series 1) and Adjustable Rate Cumulative Preferred Stock, Series 2 (Preferred Stock, Series 2), respectively, having substantially the same terms. The Parent's preferred stock issued in connection with the Continental merger was valued at $415 million, based on market factors as of January 27, 1994.

                        Continental was a Delaware corporation organized in 1968 and was registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and the Illinois Bank Holding Company Act of 1957. Continental provided an extensive range of commercial banking services, primarily in the Midwest, but also throughout the United States and in various overseas markets. Through its subsidiaries, Continental provided business financing, specialized financial and operating services, and private banking services. Continental also engaged in equity finance and investing, as both principal and arranger, and international trading.

                        The Continental merger was recorded during the third quarter of 1994 by the Parent using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." Under this method of accounting, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at consummation. At September 30, 1994, goodwill (net of accumulated amortization) recorded in connection with the Continental merger, which represents the excess of the purchase price over the estimated fair value of identifiable net assets, amounted to approximately $633 million. Identifiable intangibles (net of accumulated amortization) related to the Continental merger totaled approximately $86 million at September 30, 1994. Goodwill is being amortized on a straight-line basis over 25 years. Identifiable intangibles are being amortized using accelerated methods over their estimated periods of benefit.

                        Merger-related expenses of $50 million have been accrued to reflect management's best estimate of separation and benefits costs related to pre-merger BankAmerica Corporation and subsidiaries' (BAC) employees, employment assistance costs for separated employees of BAC, and other expenses of BAC associated with the Continental merger.

                        The following table presents a condensed pro forma combined summary of operations of BAC and Continental and its subsidiaries for the nine months ended September 30, 1994 and 1993. This information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Corporation, or of the results of operations of the Corporation that would have occurred had the Continental merger been in effect for the periods presented.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

                   The condensed pro forma combined summary of operations is as follows:

                                                                            PRO FORMA COMBINED FOR THE
                                                                          NINE MONTHS ENDED SEPTEMBER 30
                        (DOLLAR AMOUNTS IN MILLIONS,                      ------------------------------
                        EXCEPT PER SHARE DATA)                                    1994             1993
                        --------------------------------------------------------------------------------
                        SUMMARY OF OPERATIONS/ab/
                        Interest income                                          $9,673           $9,605
                        Interest expense                                          3,831            3,642
                        --------------------------------------------------------------------------------
                          NET INTEREST INCOME                                     5,842            5,963
                        Provision for credit losses                                 420              789
                        --------------------------------------------------------------------------------
                          NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES   5,422            5,174
                        Noninterest income                                        3,434            3,611
                        Noninterest expense                                       5,982/c/         6,011
                        --------------------------------------------------------------------------------
                          INCOME BEFORE INCOME TAXES                              2,874            2,774
                        Provision for income taxes                                1,200            1,194
                        --------------------------------------------------------------------------------
                           NET INCOME                                            $1,674           $1,580
                        ---------------------------------------------------------=======================
                        EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE/d/       $ 3.94           $ 3.62
                        EARNINGS PER COMMON SHARE -- ASSUMING FULL DILUTION/d/   $ 3.91           $ 3.59
                        ================================================================================

                   /a/ The condensed pro forma combined summary of operations is presented as if the Continental merger had been effective January 1, 1993. This information combines the historical results of operations of BAC and Continental after giving effect to amortization of purchase accounting adjustments (see note b). This summary excludes the $80 million cumulative effect of accounting change for income taxes recognized by Continental for the nine months ended September 30, 1993.

                       The condensed pro forma combined summary of operations was based on BAC's historical results of operations for the nine months ended September 30, 1994, which included combined operations from the Continental merger date forward, and Continental's historical results of operations for the period January 1, 1994 through August 31, 1994. Accordingly, BAC's earnings for the month ended September 30, 1994 included revenues and expenses related to former Continental operations, as well as the amortization of purchase accounting adjustments, such as fair value adjustments, goodwill, and identifiable intangibles.

                   /b/ The combined historical results of operations of BAC and
                       Continental were adjusted to reflect the amortization of the estimated fair value adjustments and other purchase accounting adjustments recorded in connection with the Continental merger, including those related to available-for-sale securities, loans, goodwill, identifiable intangibles, deposits, and long-term debt. Amortization was calculated based on the methods and estimated periods of benefit determined appropriate by management. BAC's historical results of operations for the nine months ended September 30, 1994 included amortization of purchase accounting adjustments from the consummation of the Continental merger forward. Accordingly, for the purposes of this condensed pro forma combined summary of operations, historical results for 1994 were adjusted to bring the actual amortization of purchase accounting adjustments to the amounts that would have been recorded if the Continental merger had been consummated on January 1, 1993. The historical income statement information for the nine months ended September 30, 1993 was adjusted to include amortization for the full period.

                   /c/ Merger-related expenses, as described on page 7, of $50 million have been eliminated from the combined historical results of operations, as these expenses do not represent ongoing expenses of the Corporation.

                   /d/ Primary and fully diluted pro forma combined earnings per common share for the nine months ended September 30, 1994 and 1993 were calculated based on pro forma combined net income, less the sum of actual preferred dividends paid by BAC and Continental during each of the periods. Actual average common and common equivalent shares outstanding and average common shares outstanding assuming full dilution for the month of September 1994 were used to approximate the same information for the full nine months ended September 30, 1994 as if the Continental merger had taken place on January 1, 1993. The share amounts used to calculate primary and fully diluted pro forma combined earnings per common share for the nine months ended September 30, 1993 were determined as follows:

                                (in millions)                                              Primary     Fully Diluted
                                ------------------------------------------------------------------------------------
                                Actual average number of common and common
                                 equivalent shares outstanding for BAC for the
                                 nine months ended September 30, 1993                          357               363
                                Common shares issued in connection with the
                                 Continental merger                                             21                21
                                Continental's common stock equivalents for the
                                 nine months ended September 30, 1993                            2                 2
                                ------------------------------------------------------------------------------------
                                                                                               380               386
                                ------------------------------------------------------------========================

================================================================================

NOTE 3.                 During the nine-month periods ended September 30, 1994
SUPPLEMENTAL            and 1993, the Corporation made interest payments on
DISCLOSURE OF CASH      deposits and other interest-bearing liabilities of
FLOW INFORMATION        $3,162 million and $3,131 million, respectively, and
                        made net income tax payments of $474 million and $115 million, respectively.

                        During the nine months ended September 30, 1993, the Corporation securitized residential first mortgages of $132 million and reclassified them to available-for-sale securities. No residential first mortgages were securitized during the nine months ended September 30, 1994.

                        Foreclosures totaled $371 million and $589 million for the nine-month periods ended September 30, 1994 and 1993, respectively.

                        During the second quarter of 1994, assets that were previously reported as assets pending disposition were reclassified to either other assets or loans. Prior periods have been adjusted for this reclassification. At September 30, 1994 and 1993, such assets recorded in other assets totaled $1,160 million and $1,290 million, respectively and included commercial and industrial loans held for sale in the normal course of business that were originated with the intent to sell of $930 million and $622 million. Assets reclassified to loans consisted of residential first mortgages held for sale in the normal course of business of $52 million and $316 million at September 30, 1994 and 1993, respectively.

                        During the first quarter of 1993, management determined that certain subsidiaries that were held for disposition as of year-end 1992, including Bank of America (Asia) Limited, formerly Security Pacific Asia Bank, Ltd, a former subsidiary of Security Pacific Corporation, would not be sold. Accordingly, assets and liabilities of these subsidiaries that were previously recorded in
                        other assets, including $329 million of available-for-sale securities, $1,950 million of loans, and $1,249 million of deposits, were consolidated in the Corporation's financial statements effective January 1, 1993.
- --------------------------------------------------------------------------------

NOTE 4.                 SFAS No. 115 was adopted by the Corporation effective
CERTAIN INVESTMENTS     January 1, 1994. SFAS No. 115 requires debt securities
IN DEBT AND             for which the Corporation has the positive intent and
EQUITY SECURITIES       ability to hold to maturity to be classified as held-
                        to-maturity securities and reported at amortized cost.
                        Debt and equity securities that are bought and held principally for the purpose of selling them in the near term will continue to be classified as trading account assets and reported at their fair values with unrealized gains and losses included in earnings. Other debt and equity securities that the Corporation may not hold to maturity and that are not considered to be part of trading-related activities are classified as available-for-sale securities and reported at their fair values, with unrealized gains and losses reported on a net-of-tax basis as a separate component of stockholders' equity. Prior-period amounts have not been restated since SFAS No. 115 does not allow retroactive application.

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

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

                        In connection with the Continental merger, $1.2 billion of investment securities were obtained and classified as available-for-sale securities. Approximately $0.4 billion of these securities were classified as held-to-maturity by Continental prior to the merger.

                        As a result of the Continental merger, $2.5 billion of the Corporation's held-to-maturity securities were transferred to available-for-sale securities to enable the Corporation to maintain its pre-merger interest rate risk position. This transfer resulted in gross unrealized losses of $145 million and gross unrealized gains of $22 million.

                        At September 30, 1994, certain nonaccrual debt-restructuring par bonds and other instruments issued by the governments of Brazil and Argentina with an aggregate face value of $645 million were included in available-for-sale securities at their fair value of $393 million, including net unrealized gains of $253 million.

                        The fair values and amortized costs of available-for-sale and held-to-maturity securities were as follows:

                                                         AVAILABLE-FOR-SALE            HELD-TO-MATURITY
                                                             SECURITIES                   SECURITIES
                                                       ---------------------        ---------------------
                                                          FAIR     AMORTIZED           FAIR     AMORTIZED
                              (IN MILLIONS)              VALUE          COST          VALUE          COST
                              ---------------------------------------------------------------------------
                              SEPTEMBER 30, 1994       $11,166       $11,505        $ 8,018       $ 8,700
                              June 30, 1994              8,938         9,288         11,544        11,734
                              March 31, 1994             9,413         9,849         11,976        11,979
                              December 31, 1993          3,405         3,282         16,802        16,415
                              September 30, 1993         3,688         3,515         17,357        16,810

                        During the nine-month period ended September 30, 1994, the Corporation sold available-for-sale securities for aggregate proceeds of $2,357 million resulting in gross realized gains of $91 million and gross realized losses of $66 million. During the nine-month period ended September 30, 1993, the Corporation sold available-for-sale securities for aggregate proceeds of $1,658 million, resulting in gross realized gains of $36 million and no gross realized losses. There were no sales of held-to-maturity securities during the nine-month periods ended September 30, 1994 and 1993.

                        During the nine-month period ended September 30, 1994, trading income included a net unrealized holding loss on trading securities of $47 million, excluding the net unrealized trading results of the Parent's securities broker and dealer subsidiaries, which are not subject to the requirements of SFAS No. 115.
- --------------------------------------------------------------------------------

NOTE 5.                 FIN 39 was prospectively adopted by the Corporation
OFFSETTING OF           effective January 1, 1994. FIN 39 requires unrealized
AMOUNTS RELATED TO      gains on forward, swap, option, and other conditional
CERTAIN CONTRACTS       or exchange contracts to be recorded as assets and
                        unrealized losses on these contracts to be recorded as liabilities. However, unrealized gains and losses may be netted where right of set-off criteria are met or contracts are executed under legally enforceable master netting agreements with counterparties. To the extent allowed by FIN 39, the Corporation nets unrealized gains and losses on certain off-balance-sheet instruments.
                        Prior to January 1, 1994, unrealized gains and losses were recorded on the consolidated balance sheet on a net basis for most products, primarily in trading account assets and other liabilities. At December 31, 1993, net unrealized gains and net unrealized losses were $0.9 billion and $0.7 billion, respectively. Upon adoption of FIN 39, the unrealized gains and unrealized losses included in these amounts, which were netted where appropriate, were reclassified to unrealized gains on off-balance-sheet instruments and unrealized losses on off-balance-sheet instruments, respectively.

===============================================================================

NOTE 6.                 In connection with the Continental merger, on August 31,
PREFERRED STOCK         1994, the Parent issued 1,788,000 shares of Preferred
                        Stock, Series 1, $50 stated value. Preferred Stock,
                        Series 1 shares are nonvoting except in certain limited circumstances, while dividends are cumulative and payable quarterly, at an adjustable rate determined each quarter that is not less than 7.50% or greater than 13.50%. The liquidation preference price is $50.00 per preferred share plus accrued and unpaid dividends to the final distribution date. The Preferred Stock, Series 1, may be redeemed at the option of the Parent at a redemption price of $50.00 per share, plus dividends accrued and unpaid to the redemption date.

                        In connection with the Continental merger, on August 31, 1994, the Parent issued 3,000,000 shares of Preferred Stock, Series 2, $100 stated value, represented by 12,000,000 depositary shares, each corresponding to a one-fourth interest in a share of preferred stock. Preferred Stock, Series 2 shares are nonvoting except in certain limited circumstances, while dividends are cumulative and payable quarterly at 9.00%. On November
                        1, 1994, the Parent announced that it will redeem all of the outstanding shares of Preferred Stock, Series 2 on December 5, 1994 at $108.00 per share, or $27.00 per depositary share, plus dividends accrued and unpaid to the redemption date.
- -------------------------------------------------------------------------------

NOTE 7.                 The following is a summary of the components of income
INCOME TAXES            tax expense:

                                                                      1994                     1993         NINE MONTHS ENDED
                                                          ---------------------------   -----------------      SEPTEMBER 30
                                                            THIRD    SECOND     FIRST    FOURTH     THIRD  --------------------
                              (IN MILLIONS)               QUARTER   QUARTER   QUARTER   QUARTER   QUARTER     1994       1993
                              -------------------------------------------------------------------------------------------------
                              PROVISION FOR INCOME TAXES
                              Federal                        $269      $278      $269      $260      $261    $  816     $  763
                              State and local                  72        67        72        75        77       211        230
                              Foreign                          43        34        34        29        38       111        117
                              -------------------------------------------------------------------------------------------------
                                                            $ 384      $379      $375      $364      $376    $1,138     $1,110
                              ------------------------------===================================================================

                        The income tax provision for the third quarter of 1994 reflected the Corporation's estimated annual effective income tax rate of 41.8 percent, compared to the annual effective income tax rate of 43.2 percent for 1993.
                        These effective income tax rates are higher than the federal statutory tax rate of 35.0 percent due principally to state income taxes and the amortization of nondeductible goodwill.
- -------------------------------------------------------------------------------

NOTE 8.                 Earnings per common share have been computed based on
EARNINGS PER            the following:
COMMON SHARE

                                                                        1994                    1993            NINE MONTHS ENDED
                                                            ---------------------------   -----------------        SEPTEMBER 30
                          (DOLLAR AMOUNTS IN MILLIONS,        THIRD    SECOND     FIRST    FOURTH     THIRD    -------------------
                          NUMBER OF SHARES IN THOUSANDS)    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER       1994        1993
                          --------------------------------------------------------------------------------------------------------
                          Net income applicable to
                            common stock                       $487      $464      $453      $436      $425     $1,404      $1,277
                          Average number of common
                            shares outstanding              355,012   347,791   355,749   357,629   356,567    352,851     354,266
                          Average number of common
                            and common equivalent
                            shares outstanding              357,962   349,721   357,569   359,547   358,835    355,084     357,057
                          Average number of common
                            shares outstanding-assum-
                            ing full dilution               363,442   355,201   363,049   365,360   364,315    360,564     362,539

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

NOTE 9.                 In the ordinary course of business, the Corporation
OFF-BALANCE-SHEET       enters into various types of transactions that involve
TRANSACTIONS            financial instruments with off-balance-sheet risk.
                        The following table is a summary of the aggregate contractual amounts for each significant class of credit-related financial instrument outstanding. The contractual amounts of these instruments represent the amounts at risk should the contract be fully drawn upon, the client defaults, and the value of any existing collateral become worthless.

                                                                                       1994                           1993
                                                                          --------------------------------     -------------------
                              (IN MILLIONS)                               SEPT. 30     JUNE 30    MARCH 31     DEC. 31    SEPT. 30
                              ----------------------------------------------------------------------------------------------------
                              Commitments to extend credit:
                                Unutilized credit card lines               $26,141     $24,647     $24,110     $23,437     $24,069
                                Other commitments to extend credit/a/       85,688      60,368      60,690      57,227      57,233
                              Standby letters of credit and financial
                                guarantees/b/                               15,669      12,550      11,640      13,323      11,605
                              Commercial letters of credit                   4,228       4,238       3,438       3,124       2,902
                              ----------------------------------------------------------------------------------------------------

                     /a/ Represents agreements to extend credit to a customer
                         for which the Corporation may have received fees. These commitments have specified interest rates, generally have fixed expiration dates, and may be terminated by the Corporation if certain conditions of the contract are violated.

                     /b/ Net of participations sold of $2,483 million at
                         September 30, 1994, $4,020 million at June 30, 1994, $4,032 million at March 31, 1994, $2,076 million at December 31, 1993, and $1,980 million at September 30, 1993.

                     The following table summarizes the credit risk and notional or contract amounts associated with the Corporation's off-balance-sheet trading and asset and liability management activities for each significant class of foreign exchange contracts and derivative contracts outstanding. The credit risk amounts represent the Corporation's exposure to potential loss on these transactions if all counterparties failed to perform according to the terms of the contract and the value of any existing collateral became worthless, based on then-current currency exchange and interest rates at each respective date. The notional or contract amounts of these transactions represent the face or principal value upon which calculations of amounts to be exchanged are based. They do not represent the potential for gain or loss associated with the market risk or credit risk of such transactions.

                                                                                     1994                            1993
                                                                      ----------------------------------     ---------------------
                              (IN MILLIONS)                           SEPT. 30      JUNE 30     MARCH 31      DEC. 31     SEPT. 30
                              ----------------------------------------------------------------------------------------------------
                              CREDIT RISK AMOUNTS/a/
                              Foreign exchange contracts              $ 10,390     $ 13,071     $  6,441     $  4,633     $  6,056
                              Interest rate swaps                        5,307        5,038        5,646        6,848        7,270
                              Currency swaps                             1,859        1,847        1,988        1,841        1,987
                              Futures and forward contracts-
                                commitments to purchase                    171          148          104            8           12
                              Futures and forward contracts-
                                commitments to sell                         31           16           40           36           54
                              Interest rate options written/b/               -            -            -            -            -
                              Interest rate options purchased              411          283          307          358          379

                              NATIONAL OR CONTRACT AMOUNTS
                              Foreign exchange contracts               745,611      691,703      571,849      443,298      475,041
                              Interest rate swaps                      350,195      295,514      268,390      233,359      232,261
                              Currency swaps                            24,668       22,507       22,859       22,866       24,150
                              Futures and forward contracts-
                                commitments to purchase                121,968       80,526       85,891       75,413       83,130
                              Futures and forward contracts-
                                commitments to sell                    110,452       98,424       97,084       81,986       84,131
                              Interest rate options written             30,981       22,968       27,528       29,576       26,672
                              Interest rate options purchased           49,507       33,983       35,327       35,466       39,794
                              ----------------------------------------------------------------------------------------------------

                     /a/ Without regard to legally enforceable master netting agreements.

                     /b/  Interest rate options written have no credit risk.

================================================================================

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

                        The following summarizes indemnified securities lending transactions and the associated collateral:

                                                                          1994                         1993
                                                             -------------------------------    -------------------
                              (IN MILLIONS)                  SEPT. 30    JUNE 30    MARCH 31    DEC. 31    SEPT. 30
                              -------------------------------------------------------------------------------------
                              Indemnified securities lent      $6,241     $5,185      $6,691     $5,133      $2,562

                              Associated collateral             6,613      5,328       6,825      5,185       2,604

================================================================================

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

MANAGEMENT'S DISCUSSION AND ANALYSIS
Highlights
================================================================================

              The following is a summary of third-quarter 1994 financial information for BankAmerica Corporation and subsidiaries (the Corporation).

              . The Corporation reported third-quarter 1994 earnings per share of $1.36, an increase of 14 percent from $1.19 for the same period a year ago. Net income for the third quarter of 1994 was $547 million, up 13 percent from $486 million for the third quarter of 1993. Earnings for the third quarter of 1994 reflect the effects of the Corporation's merger with Continental Bank Corporation (Continental) subsequent to its consummation on August 31, 1994.

              . The Continental merger gives the Corporation improved access to wholesale and other customers, particularly in the Midwest. The Corporation has designated Chicago as the headquarters of its U.S corporate banking business and has established Bank of America Illinois, which will be responsible for its private banking and middle-market services in the midwestern U.S.

              . The Corporation's results of operations demonstrated the value of its diverse franchise. The three business sectors that contributed the largest amounts to the Corporation's third-quarter 1994 earnings were Consumer Banking, Large Corporate and Foreign Banking, and Seafirst. For more information on the Corporation's business sectors, refer to the Business Sectors section on page 17.

              . Total loan outstandings at September 30, 1994 were up $13.8 billion from the previous quarter -- $11.2 billion of this coming from the addition of Continental's loans to the Corporation's portfolio and the remainder from continued portfolio growth. Excluding the loans obtained from Continental, total loans at September 30, 1994 increased 2 percent from their June 30, 1994 level, with growth occurring in a number of loan categories.

              . The credit quality in the Corporation's loan portfolios continued to improve. During the third quarter of 1994, total nonaccrual assets decreased $138 million, bringing the decline since year-end 1993 to $802 million, or 28 percent. In addition, net credit losses for the third quarter of 1994 decreased $130 million, or 55 percent, from the amount reported in the third quarter last year. This continued improvement in credit quality allowed the Corporation to reduce its third-quarter 1994 provision for credit losses by $68 million from the amount reported in the same period last year. For more information on the Corporation's nonaccrual assets, refer to Nonaccrual Assets, Restructured Loans, and Loans Past Due 90 Days or More and Still Accruing Interest section on pages 34-37.

              . The Corporation's net interest margin for the third quarter of 1994 was 4.51 percent compared with 4.72 percent for the same period last year. If current economic conditions persist and the Federal Reserve further tightens monetary policy, and if deposit interest rates rise in response to this action, the Corporation's net interest margin may be negatively impacted in the short term.


NOTE: THE INFORMATION CONTAINED IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION REFLECTS THE EFFECTS OF THE CONTINENTAL MERGER SUBSEQUENT TO ITS CONSUMMATION ON AUGUST 31, 1994.

====================================================================================================================================
 FINANCIAL HIGHLIGHTS
- ------------------------------------------------------------------------------------------------------------------------------------
                                                         1994                               1993               NINE MONTHS ENDED
(DOLLAR AMOUNTS IN MILLIONS,                --------------------------------        --------------------          SEPTEMBER 30
EXCEPT PER SHARE DATA)                        THIRD     SECOND         FIRST         FOURTH        THIRD    ------------------------
                                            QUARTER     QUARTER      QUARTER        QUARTER      QUARTER        1994       1993
- ------------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                           $  3,153    $  2,939     $  2,813       $  2,876     $  2,945      $  8,905   $  8,751
Interest expense                             1,249       1,107        1,019          1,011        1,064         3,375      3,175
- ------------------------------------------------------------------------------------------------------------------------------------
  Net interest income                        1,904       1,832        1,794          1,865        1,881         5,530      5,576
Provision for credit losses                    110         125          125            150          178           360        653
Noninterest income                           1,075       1,018        1,003          1,119        1,007         3,096      3,154
Noninterest expense                          1,938       1,821        1,784          1,974        1,848         5,543      5,509
- ------------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                   931         904          888            860          862         2,723      2,568
Provision for income taxes                     384         379          375            364          376         1,138   $  1,110
- ------------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                              $    547    $    525     $    513       $    496     $    486         1,585   $  1,458
- -----------------------------------------===========================================================================================
EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE                         $   1.36     $  1.33     $   1.27       $   1.21     $   1.19      $   3.95   $   3.58
EARNINGS PER COMMON SHARE -- ASSUMING
 FULL DILUTION                            $   1.35     $  1.32     $   1.26       $   1.21     $   1.18      $   3.93   $   3.56
- ------------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
Dividends declared per
 common share                             $   0.40     $  0.40     $   0.40       $   0.35     $   0.35      $   1.20   $   1.05
Book value per common
 share at period end                         42.02       40.69        39.67          39.58        38.69         42.02      38.69
Common stock price range:
 High                                           49 5/8      50 1/4       48 7/8         47 3/8       49 1/8        50 1/4     55 1/2
 Low                                            44          38 3/8       38 3/4         40 3/8       43 3/8        38 3/8     40 1/2
Closing common stock price                      44 1/8      45 3/4       39 3/8         46 3/8       44            44 1/8     44
Average number of common and common
equivalent shares
 outstanding (in thousands)                357,962     349,721      357,569        359,547      358,835       355,084    357,057
Number of common shares outstanding at
 period end (in thousands)                 370,206     346,909      350,029        357,912      357,343       370,206    357,343
- ------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AND
 CAPITAL AT PERIOD END
Loans                                     $138,691    $124,874     $123,544       $126,556     $125,976      $138,691   $125,976
Total assets                               214,230     197,543      197,212        186,933      187,109       214,230    187,109
Deposits                                   152,666     142,035      142,589        141,618      140,969       152,666    140,969
Long-term debt and  subordinated
 capital notes                              15,109      14,217       14,434         14,115       14,941        15,109     14,941
Common stockholders' equity                 15,562      14,114       13,884         14,165       13,826        15,562     13,826
Total stockholders' equity                  18,930      17,093       16,863         17,144       16,805        18,930     16,805
- ------------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Rate of return (based on net income) on:
  Average total assets                        1.07%       1.08%        1.07%          1.06%        1.04%         1.07%      1.05%
  Average common stockholders' equity        13.12       13.32        13.00          12.48        12.46         13.18      13.02
  Average total stockholders' equity         12.17       12.41        12.17          11.69        11.66         12.28      12.11
Ratio of common stockholders' equity to
 total assets                                 7.26        7.14         7.04           7.58         7.39          7.26       7.39
Ratio of total stockholders' equity to
 total assets                                 8.83        8.65         8.55           9.17         8.98          8.33       8.98
Ratio of average stockholders' equity to
 average total assets                         8.77        8.67         8.78           9.03         8.93          8.72       8.71
Risk-based capital ratios:/a/
   Total risk-based capital ratio            11.59       12.11        12.21          12.00        11.60         11.59      11.60
   Tier 1 risk-based capital ratio            7.24        7.56         7.64           7.61         7.19          7.24       7.19
   Tier 1 leverage ratio                      6.64        6.55         6.37           6.64         6.42          6.64       6.42
- ------------------------------------------------------------------------------------------------------------------------------------

/a/ Refer to the table on page 41 of the Funding and Capital section for information on the calculation of risk-based capital ratios.

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

- --------------------------------------------------------------------------------

SELECTED BUSINESS SECTOR DATA /a/
- --------------------------------------------------------------------------------

                                                                                   NINE MONTHS ENDED SEPTEMBER 30, 1994
                                                                             -----------------------------------------------
                                                                                           AVERAGE        AVERAGE     RETURN
(DOLLAR AMOUNTS IN BILLIONS, EXCEPT FOR                                         NET          TOTAL          TOTAL         ON
NET INCOME WHICH IS IN MILLIONS)                                             INCOME         ASSETS       DEPOSITS     ASSETS
- ----------------------------------------------------------------------------------------------------------------------------
Large corporate and foreign banking                                          $  533           $ 66           $ 25       1.09%
Consumer banking                                                                532             54             67       1.31
Seafirst Corporation                                                            218             15             12       1.94
Commercial real estate                                                          171              8              2       2.78
Middle market banking                                                           141             10              5       1.86
Other non-California banks                                                       33             23             24       0.19
Private banking                                                                  27              2              4       1.62
Other                                                                           (70)            20              4      (0.48)
- ----------------------------------------------------------------------------------------------------------------------------
                                                                             $1,585           $198           $143       1.07%
- -----------------------------------------------------------------------------===============================================

/a/ Amounts reflect 1994 changes in the Corporation's organizational structure and in its business-sector allocation methodologies.

RESULTS OF OPERATIONS
===================================================================================================================================
AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                THIRD QUARTER 1994                       THIRD QUARTER 1993
                                                        ---------------------------------        ----------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                             BALANCE/a/  INTEREST/b/  RATE/b/        BALANCE/a/   INTEREST/b/   RATE/b/
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-bearing deposits in banks                       $  5,285    $   87       6.56%          $  2,638/d/   $   49        7.42%
Federal funds sold                                          1,380        16       4.58              1,386          12        3.11
Securities purchased under resale agreements                5,759        84       5.80              4,688          51        4.36
Trading account assets                                      6,412       118       7.29              7,469         112        5.97
Available-for-sale securities/c/                            9,171/d/    134       5.81/e/           3,620          67        7.41
Held-to-maturity securities/c/                             11,253       208       7.41             16,379         313        7.62
Domestic loans:
 Consumer-residential first mortgages                      32,417       484       5.97             29,460         456        6.18
 Consumer-credit card                                       7,221       283      15.67              7,350         298       16.22
 Other consumer                                            25,128       564       8.91             24,182         547        8.97
 Commercial and industrial                                 24,385       436       7.09             19,811         323        6.48
 Commercial loans secured by real estate                    9,435       196       8.32              9,508         182        7.64
 Construction and development loans
  secured by real estate                                    3,811        82       8.51              5,468          74        5.39
 Loans for purchasing or carrying securities                1,478        21       5.53              1,485          15        4.10
 Financial institutions                                     2,184        29       5.27              1,948          17        3.45
 Lease financing                                            1,662        28       6.73              1,766          56       12.54
 Agricultural                                               1,687        34       8.08              1,606          33        8.19
 Other                                                      1,231        19       5.96              1,095          14        5.16
                                                          -------     ------                     --------      ------
  Total domestic loans                                    110,639     2,176       7.83            103,679       2,015        7.74
Foreign loans                                              18,860       336       7.07             19,609         332        6.71
                                                         --------    ------                      --------      ------
  Total loans/d/                                          129,499     2,512       7.72            123,288       2,347        7.58
                                                         --------    ------                      --------      ------
  Total earning assets                                    168,759    $3,159       7.45            159,468      $2,951        7.37
                                                                     ======                                    ======
Nonearning assets                                          37,980                                  29,285
Less:  Allowance for credit losses                          3,507                                   3,751
                                                         --------                                --------
    TOTAL ASSETS                                         $203,232                                $185,002
                                                         ========                                ========
LIABILITIES AND STOCKHOLDERS EQUITY
Domestic interest-bearing deposits:
 Transaction                                             $ 13,773    $   40       1.16%          $ 13,480      $   43       1.26%
 Savings                                                   14,682        76       2.05             14,179          76       2.13
 Money market                                              32,155       207       2.55             34,222         210       2.43
 Time                                                      28,179       225       3.17             30,253         193       2.53
                                                         --------    ------                      --------      ------
  Total domestic interest-bearing deposits                 88,789       548       2.45             92,134         522       2.25
Foreign interest-bearing deposits:
 Banks located in foreign countries                         6,940       113       6.43              3,290          57       6.84
 Governments and official institutions                      5,207        63       4.77              1,951          20       4.08
 Time, savings, and other                                  11,730       144       4.89             10,152         133       5.21
                                                         --------    ------                      --------      ------
  Total foreign interest-bearing deposits                  23,877       320       5.31             15,393         210       5.41
                                                         --------    ------                      --------      ------
  Total interest-bearing deposits                         112,666       868       3.06            107,527         732       2.70
Federal funds purchased                                       580         6       4.26                501           3       2.82
Securities sold under repurchase agreements                 6,066        82       5.40              3,656          55       5.98
Other short-term borrowings                                 4,341        71       6.49              3,014          51       6.77
Long-term debt                                             13,990       211       5.99             14,295         184       5.10
Subordinated capital notes                                    606        11       6.81              1,108          39      13.71
                                                         --------    ------                      --------      ------
  Total interest-bearing liabilities                      138,249    $1,249       3.58            130,101      $1,064       3.24
Domestic noninterest-bearing deposits                      31,825    ======                        30,670      ======
Foreign noninterest-bearing deposits                        1,451                                   1,356
Other noninterest-bearing liabilities                      13,880                                   6,349
                                                         --------                                --------
  Total liabilities                                       185,405                                 168,476
Stockholders' equity                                       17,827                                  16,526
                                                         --------                                --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $203,232                                $185,002
                                                         ========                                ========
Interest income as a percentage of average earning assets                         7.45%                                     7.37%

Interest expense as a percentage of average earning assets                       (2.94)                                    (2.65)
                                                                                 -----                                     ------
    NET INTEREST MARGIN                                                           4.51%                                     4.72%
                                                                                 =====                                     ======
- ----------------------------------------------------------------------------------------------------------------------------------

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 35 percent.
/c/ Refer to the table on page 25 of the Balance Sheet Analysis section for more detail on available-for-sale and held-to-maturity securities.
/d/ Average balances include nonaccrual assets.
/e/ Due to the first-quarter 1994 adoption of Statement of Financial Accounting
    Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," available-for-sale securities are recorded at their fair values. Without regard to net unrealized losses, the rates would have been 5.64% and 5.68% for the third quarter of 1994 and the nine months ended September 30, 1994, respectively.

==========================================================================================================================
                                                                       Nine Months Ended September 30
- --------------------------------------------------------------------------------------------------------------------------
                                                                    1994                               1993
- --------------------------------------------------------------------------------------------------------------------------
                                                     Balance/a/  Interest/b/  Rate/b/   Balance/a/  Interest/b/  Rate/b/
- --------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-bearing deposits in banks                   $  4,596     $  217       6.31%    $  2,475/d/  $  140       7.58%
Federal funds sold                                      1,478         44       3.93        1,216         29       3.13
Securities purchased under resale agreements            6,185        245       5.30        3,594        120       4.47
Trading account assets                                  6,695        351       7.01        6,023        272       6.05
Available-for-sale securities/c/                        9,436/d/     412       5.83/e/     4,362        217       6.66
Held-to-maturity securities/c/                         11,598        638       7.33       15,556        851       7.29
Domestic loans:
 Consumer-residential first mortgages                  31,549      1,389       5.87       29,224      1,402       6.39
 Consumer-credit card                                   7,173        850      15.80        7,589        928      16.29
 Other consumer                                        24,694      1,629       8.82       24,851      1,697       9.13
 Commercial and industrial                             22,016      1,089       6.61       20,708        953       6.16
 Commercial loans secured by real estate                9,203        545       7.89        9,838        552       7.48
 Construction and development loans
  secured by real estate                                3,979        223       7.48        5,999        222       4.95
 Loans for purchasing or carrying securities            1,889         66       4.66        1,173         37       4.18
 Financial institutions                                 1,936         71       4.92        1,843         47       3.44
 Lease financing                                        1,659        103       8.29        1,785        175      13.11
 Agricultural                                           1,632         93       7.61        1,616         91       7.51
 Other                                                  1,207         55       6.08        1,073         41       5.11
                                                     --------     ------                --------     ------
  Total domestic loans                                106,937      6,113       7.63      105,699      6,145       7.76
Foreign loans                                          18,099        902       6.67       19,375        993       6.86
                                                     --------     ------                --------     ------
  Total loans/d/                                      125,036      7,015       7.49      125,074      7,138       7.62
                                                     --------     ------                --------     ------
  Total earning assets                                165,024     $8,922       7.22      158,300     $8,767       7.39
                                                                  ======                             ======
Nonearning assets                                      36,328                             30,445
Less:  Allowance for credit losses                      3,478                              3,872
                                                     --------                           --------
    TOTAL ASSETS                                     $197,874                           $184,873
                                                     ========                           ========
LIABILITIES AND STOCKHOLDERS EQUITY
Domestic interest-bearing deposits:
 Transaction                                         $ 13,789     $  119       1.16%    $ 13,397     $  141       1.41%
 Savings                                               14,506        221       2.04       13,926        240       2.30
 Money market                                          32,817        603       2.45       34,241        647       2.53
 Time                                                  27,208        554       2.72       31,802        587       2.47
                                                     --------     ------                --------     ------
  Total domestic interest-bearing deposits             88,320      1,497       2.27       93,366      1,615       2.31
Foreign interest-bearing deposits:
 Banks located in foreign countries                     6,115        284       6.20        3,084        164       7.09
 Governments and official institutions                  4,468        148       4.43        1,713         53       4.10
 Time, savings, and other                              11,057        389       4.71       10,254        424       5.53
                                                     --------     ------                --------     ------
  Total foreign interest-bearing deposits              21,640        821       5.07       15,051        641       5.69
                                                     --------     ------                --------     ------
  Total interest-bearing deposits                     109,960      2,318       2.82      108,417      2,256       2.78
Federal funds purchased                                   426         12       3.77          589         12       2.77
Securities sold under repurchase agreements             6,399        258       5.39        2,601        112       5.77
Other short-term borrowings                             3,943        191       6.48        2,939        145       6.61
Long-term debt                                         13,637        565       5.54       14,163        550       5.19
Subordinated capital notes                                606         31       6.75        1,726        100       7.73
                                                     --------     ------                --------     ------
  Total interest-bearing liabilities                  134,971     $3,375       3.34      130,435     $3,175       3.25
Domestic noninterest-bearing deposits                  31,273     ======                  30,156     ======
Foreign noninterest-bearing deposits                    1,453                              1,410
Other noninterest-bearing liabilities                  12,916                              6,777
                                                     --------                           --------
  Total liabilities                                   180,613                            168,778
Stockholders' equity                                   17,261                             16,095
                                                     --------                           --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $197,874                           $184,873
                                                     ========                           ========


Interest income as a percentage of average earning assets                      7.22%                              7.39%

Interest expense as a percentage of average earning assets                    (2.73)                             (2.68)
                                                                               -----                              -----
    NET INTEREST MARGIN                                                        4.49                               4.71%
                                                                               =====                              =====
- --------------------------------------------------------------------------------------------------------------------------

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 35 percent.
/c/ Refer to the table on page 25 of the Balance Sheet Analysis section for more detail on available-for-sale and held-to-maturity securities.
/d/ Average balances include nonaccrual assets.
/e/ Due to the first-quarter 1994 adoption of Statement of Financial Accounting
    Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," available-for-sale securities are recorded at their fair values. Without regard to net unrealized losses, the rates would have been 5.64% and 5.68% for the third quarter of 1994 and the nine months ended September 30, 1994, respectively.

===============================================================================

NET INTEREST     Taxable-equivalent net interest income was $1,910 million
INCOME           for the third quarter of 1994, up $23 million from the amount reported in the third quarter of last year. Taxable-equivalent net interest income totaled $5,547 million for the first nine months of 1994 and $5,592 million during the same period in 1993.

                 Net interest income in the third quarter of 1994 increased modestly over the third quarter of 1993 primarily due to the Continental merger, which contributed $40 million to net interest income. The Corporation's net interest margin was 4.51 percent for the quarter ended September 30, 1994, down 21 basis points from the comparable period in 1993, while the net interest margin for the first nine months of 1994 was 4.49 percent, compared with 4.71 percent for the same period last year.

                 The Corporation's net interest margin includes the results of hedging with certain off-balance-sheet financial instruments. Hedging transactions are generally entered into to modify the interest rate characteristics of assets and liabilities in an effort to reduce the Corporation's sensitivity to interest rate movements. As a result, management does not consider it meaningful to separate the results of hedging from the net interest income arising from the hedged assets and liabilities. Management accomplishes hedging primarily through the use of off-balance-sheet instruments and also manages interest rate risk using on-balance-sheet instruments. Since management defines the amounts and nature of the risks it is willing to assume prior to identifying the hedging method, it believes the Corporation's net interest income and results of operations would have been substantially the same had instruments other than off-balance-sheet products been used for interest rate risk management purposes.

                 In the third quarter and first nine months of 1994, the Corporation's net interest income included approximately $75 million and $330 million, respectively, attributable to hedging with derivative instruments, compared with approximately $165 million and $545 million, respectively, in the comparable periods of 1993. The derivative hedging amounts for the third quarter and the first nine months of 1994 accounted for approximately 20 basis points and 25 basis points, respectively, of the net interest margins for those periods, while the derivative hedging amounts for the comparable periods of 1993 accounted for approximately 40 basis points and 45 basis points, respectively.
- -------------------------------------------------------------------------------

NONINTEREST      Noninterest income for the third quarter of 1994, which
INCOME           included $39 million related to Continental, increased
                 $68 million from the amount reported the same period last year.
                 Noninterest income for the first nine months of 1994 decreased
                 $58 million from the comparable period in 1993. Included in noninterest income for the first nine months of 1993 was $38 million of nonrecurring income representing previously unrecognized post Security Pacific Corporation merger 1992 earnings of Bank of America (Asia) Limited, formerly Security
                 Pacific Asia Bank, Ltd. (SPABL). Excluding this nonrecurring item, noninterest income for the first nine months of 1994 decreased $20 million over the first nine months of 1993.

=====================================================================================================================
NONINTEREST INCOME
- ---------------------------------------------------------------------------------------------------------------------
                                                                                                 NINE MONTHS ENDED
                                                             THIRD QUARTER                          SEPTEMBER 30
                                                          -------------------                   ---------------------
(IN MILLIONS)                                             1994           1993                   1994            1993
- ---------------------------------------------------------------------------------------------------------------------
FEES AND COMMISSIONS
Deposit account fees                                    $  301         $  306                 $  885          $  896
Credit card fees                                            86             88                    253             259
Trust fees                                                  69             74                    202             222

Other fees and commissions:
 Loan fees and charges                                      75             78                    211             237
 Off-balance-sheet credit-related instrument fees           72             67                    205             188
 Mutual fund and annuity commissions                        22             24                     68              71
 Other                                                     110            106                    323             319
- ---------------------------------------------------------------------------------------------------------------------
                                                           279            275                    807             815
- ---------------------------------------------------------------------------------------------------------------------
                                                           735            743                  2,147           2,192
- ---------------------------------------------------------------------------------------------------------------------
TRADING INCOME
Net trading account related                                 57             56                    109             198
Foreign exchange trading related                            63             76                    194             270
- ---------------------------------------------------------------------------------------------------------------------
                                                           120            132                    303             468
- ---------------------------------------------------------------------------------------------------------------------
OTHER NONINTEREST INCOME
Income from assets pending disposition                      22             27                    142              87
Net gain on sales of assets/a/                              33             17                     98              61
Venture capital activities                                  33             24                     96              76
Net gain (loss) on available-for-sale securities            (2)            14                     25              45
Other income                                               134             50                    285             225
- ---------------------------------------------------------------------------------------------------------------------
                                                           220            132                    646             494
- ---------------------------------------------------------------------------------------------------------------------
                                                        $1,075         $1,007                 $3,096          $3,154
- --------------------------------------------------------=============================================================

/a/ Net gain on sales of assets includes gains and losses from the disposition of loans, premises and equipment, and certain other assets.


                 Excluding Continental's contribution of $27 million, total fees and commissions for the third quarter and first nine months of 1994 decreased $35 million and $72 million, respectively, from the amounts reported in the corresponding periods of 1993. This decrease was primarily due to declines in trust fees and loan fees and charges. The decline in trust fees was primarily due to a decline in the institutional trust customer base and market-driven price reductions in the corporate trust segment. Loan fees and charges for the first nine months of both 1994 and 1993 were affected by adjustments to excess servicing assets.

                 Other noninterest income for the third quarter of 1994 increased $88 million from the third quarter of 1993 primarily due to the sales of a twenty-six percent equity interest in Burns-Fry Holdings Corporation and a Malaysian branch. These sales resulted in gains of $36 million and $34 million, respectively.

                 Other noninterest income for the first nine months of 1994 increased $190 million from the amount reported in the same period last year excluding the 1993 nonrecurring income related to SPABL, as discussed on page 20. This growth was largely attributable to the previously mentioned gains and increases in income from assets pending disposition and venture capital activities. The increase in income from assets pending disposition was primarily due to certain asset sales in improved markets, while the increase in venture capital activities was largely attributable to higher realized gains.

================================================================================

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

================================================================================

TRADING INCOME AND TRADING-RELATED NET INTEREST INCOME BY FUNCTION
- --------------------------------------------------------------------------------

                                                                           1994
                          ----------------------------------------------------------------------------------------------------------
                                          THIRD QUARTER                                    NINE MONTHS ENDED SEPTEMBER 30
                          ------------------------------------------------       ---------------------------------------------------
                          INTEREST     FOREIGN             DEBT                  INTEREST       FOREIGN            DEBT
(IN MILLIONS)                RATE/A/  EXCHANGE/B/   INSTRUMENTS/C/   TOTAL           RATE/A/   EXCHANGE/B/  INSTRUMENTS/C/   TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------
Trading income                $20          $68              $32       $120              $48        $198             $57       $303
Net interest income             2            3               25         30                -           6              63         69
- ------------------------------------------------------------------------------------------------------------------------------------
                              $22          $71             $ 57       $150              $48        $204            $120       $372
- ------------------------------======================================================================================================

/a/ Includes income from interest rate and currency swaps, interest rate futures and option contracts, and forward rate agreements.
/b/ Includes income from foreign exchange spot, forward, futures, and option contracts.
/c/ Includes income from debt securities and debt-related derivatives.

                 Trading income for the third quarter and first nine months of 1994 decreased $12 million and $165 million, respectively, from the amounts reported in the corresponding periods of 1993.
                 These declines were primarily due to less favorable market conditions.
- --------------------------------------------------------------------------------

NONINTEREST      Noninterest expense for the third quarter and first
EXPENSE          nine months of 1994 increased $90 million and $34 million, respectively, from the amounts reported in the corresponding periods of 1993. Noninterest expense in the third quarter and first nine months of 1994 included $51 million related to Continental's ongoing operations, as well as an additional $50 million of merger-related expenses recorded in connection with the Continental merger. In addition, noninterest expense for the first nine months of 1994 included $83 million of capital additions to two of the Pacific Horizon money market mutual funds, for which Bank of America NT&SA serves as investment advisor. Noninterest expense for the third quarter and first nine months of 1993 included $26 million of nonrecurring additional salary expense related to a special recognition award given to employees. Excluding the above items, noninterest expense for the third quarter of 1994 remained essentially unchanged from the third quarter of 1993, while noninterest expense for the first nine months of 1994 was down
                 $124 million from the first nine months of 1993.

================================================================================================================================

NONINTEREST EXPENSE
- --------------------------------------------------------------------------------------------------------------------------------

                                                                                                            NINE MONTHS ENDED
                                                                     THIRD QUARTER                             SEPTEMBER  30
                                                                -----------------------                  -----------------------
(IN MILLIONS)                                                     1994             1993                     1994            1993
- --------------------------------------------------------------------------------------------------------------------------------
Salaries                                                        $  741            $ 744                   $2,151          $2,157
Employee benefits                                                  186              140                      524             435
Occupancy                                                          171              172                      503             502
Equipment                                                          145              145                      429             436
Amortization of intangibles                                        100              100                      304             306
Communications                                                      79               82                      237             249
Regulatory fees and
 related expenses                                                   72               72                      214             235
Professional services                                               54               63                      165             195
Merger-related expenses                                             50                -                      50                9
Net other real estate
 owned expense                                                      15               38                       21             100
Other expense                                                      325               292                     945             885
- --------------------------------------------------------------------------------------------------------------------------------
                                                                $1,938              $1,848                $5,543          $5,509
- ---------------------------------------------------------------=================================================================

                 Excluding the nonrecurring employee recognition award discussed on page 22, personnel expense (comprised of salaries and employee benefits) for the third quarter and first nine months of 1994 increased $69 million and $109 million, respectively, from the amounts reported in the same periods last year. This increase was largely due to increases in severance-related benefits and incentive-based pay, and also to higher staff levels resulting from the consummation of the Continental merger. The Corporation's staff level on a full-time-equivalent
                 (FTE) basis was approximately 81,900 in September 1994, up from approximately 80,200 in September 1993. The Corporation had approximately 98,600 employees in September 1994, up slightly from approximately 98,000 a year earlier. FTEs and employees in September included approximately 4,200 and 4,600, respectively, related to the Continental merger.

                 Net other real estate owned expense for the third quarter and first nine months of 1994 decreased $23 million and $79 million, respectively from the amounts reported in the
                 comparable periods of 1993. These decreases can be primarily attributed to increased gains on sales of other real estate owned and declines in writedowns on foreclosed properties.
- --------------------------------------------------------------------------------

INCOME           The provision for income taxes was $384 million and $376
TAXES            million for the quarters ended September 30, 1994 and 1993, respectively, reflecting forecasted annual effective income tax rates of 41.8 percent and 43.2 percent, respectively.

                 For further information concerning the Corporation's provision for federal, state and foreign income taxes for the most recent five quarters, refer to Note 7 on page 11 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS
================================================================================

                 The increases in most categories of the Corporation's balance sheet between the amounts reported at September 30, 1994 and those amounts reported at December 31, 1993 primarily resulted from the Continental merger. The amounts related to Continental and other significant factors affecting the Corporation's financial position at September 30, 1994 are described in the applicable sections below.

                 Total assets increased $27.3 billion between December 31, 1993 and September 30, 1994 primarily due to $20.5 billion of assets obtained in connection with the Continental merger. In addition, $6.9 billion of the increase in total assets was due to the recording of unrealized gains on forward, swap, option, and other conditional exchange contracts as assets and unrealized losses on these contracts as liabilities, as required under Financial Accounting Standards Board Interpretation (FIN) No. 39, "Offsetting of Amounts Related to Certain Contracts," which was adopted in the first quarter of 1994. For further information concerning the adoption of FIN No. 39, refer to Note 5 of the Notes to Consolidated Financial Statements on page 10.

                 Earning assets totaled $175.6 billion at September 30, 1994, up $13.9 billion from $161.7 billion at year-end 1993. The Continental merger increased loans by $11.2 billion, available-for-sale securities by $1.2 billion, interest-bearing deposits in banks by $0.8 billion, and securities purchased under resale agreements by $0.6 billion.

                 Reclassifications made in connection with the first-quarter 1994 adoption of Statement of Financial Accounting Standards
                 (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and the Continental merger caused a shift in the Corporation's earning assets mix, but did not affect the total earning assets between year-end 1993 and September 30, 1994. Although earning assets increased between December 31, 1993 and September 30, 1994, they decreased as a percentage of total assets from 87 percent at year-end 1993 to 82 percent at September 30, 1994, primarily due to the first-quarter 1994 adoption of FIN 39. For further information concerning reclassifications made in connection with the adoption of SFAS No. 115 and the Continental merger, refer to Note 4 of the Notes to Consolidated Financial Statements on pages 9 and 10.

                 The increase in total goodwill and identifiable intangibles between December 31, 1993 and September 30, 1994 was primarly due to the Continental merger. This increase in goodwill and identifiable intangibles was partially offset by amortization recorded during the first nine months of 1994.

====================================================================================================================================
AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES - AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
- ------------------------------------------------------------------------------------------------------------------------------------
                                                            THIRD QUARTER 1994                         THIRD QUARTER 1993
                                               -----------------------------------------    ----------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                   BALANCE/a/     INTEREST/b/       RATE/b/     BALANCE/a/    INTEREST/b/    RATE/b/
- ------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
  U.S. Treasury and other government
    agency securities                           $ 2,820          $  40          5.57%       $   922           $ 16       7.04%
  Mortgage-backed securities                      3,997             58          5.78          1,871             31       6.68
  State, county, and municipal securities             9              -          5.93              -              -          -
  Other domestic securities                         480              5          4.46             49              1      10.21
  Foreign securities                              1,865/c/          31          6.60            778             19       9.43
                                                -------           ----                      -------           ----
    TOTAL AVAILABLE-FOR-SALE SECURITIES         $ 9,171          $ 134          5.81/d/     $ 3,620           $ 67       7.41
                                                =======           ====                      =======           ====
Held-to-maturity securities:
  U.S. Treasury and other government
    agency securities                           $   712          $  12          6.91%       $ 3,360           $ 45       5.35%
  Mortgage-backed securities                      7,255            130          7.19         11,687            209       7.14
  State, county, and municipal securities           472             10          8.04            540             11       8.13
  Other domestic securities                         213              4          7.13            696             46      26.39/e/
  Foreign securities                              2,601             52          8.00             96              2       6.89
                                                -------          -----                      -------           ----
  TOTAL HELD-TO-MATURITY SECURITIES             $11,253          $ 208          7.41        $16,379           $313       7.62
                                                =======          =====                      =======           ====
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                        NINE MONTHS ENDED SEPTEMBER 30
                                               -------------------------------------------------------------------------------------
                                                                1994                                      1993
                                               -----------------------------------------    ----------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                   BALANCE/a/     INTEREST/b/       RATE/b/     BALANCE/a/    INTEREST/b/    RATE/b/
- ------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
  U.S. Treasury and other government
    agency securities                           $ 3,266          $ 134          5.46%       $ 1,944           $ 71       4.88%
  Mortgage-backed securities                      3,988            165          5.52          1,543             90       7.83
  State, country and municipal                        8              -          6.38              -              -          -
  Other domestic securities                         398             14          4.62             34              2       8.13
  Foreign securities                              1,776/c/          99          7.44            841             54       8.56
                                                -------          -----                      -------           ----
    Total Available-for-Sale Securities         $ 9,436          $ 412          5.83/d/     $ 4,362           $217       6.66
                                                =======          =====                      =======           ====
Held-to-maturity securities
  U.S. Treasury and other government
    agency securities                           $   758          $  38          6.66%       $ 3,564           $138       5.19%
  Mortgage-backed securities                      7,719            418          7.21         10,543            588       7.43
  State, county, and municipal
    securities                                      486             29          8.11            562             34       8.04
  Other domestic securities                         234             13          7.15            801             86      14.29/e/
  Foreign securities                              2,401            140          7.82             86              5       7.20
                                                -------          -----                     --------           ----
    TOTAL HELD-TO-MATURITY SECURITIES           $11,598          $ 638          7.33        $15,556           $851       7.29
                                                =======          =====                      =======           ====
- ------------------------------------------------------------------------------------------------------------------------------------

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.

/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 35 percent.

/c/ Average balances include nonaccrual assets.

/d/ Due to the first-quarter 1994 adoption of SFAS No. 115, available-for-sale securities are recorded at their fair values. Without regard to net unrealized losses, the rates would have been 5.64% and 5.68% for the third quarter of 1994 and the nine months ended September 30, 1994, respectively.

/e/ Rates reflect income recognized on call premiums received and unamortized discounts related to debentures called prior to maturity.

================================================================================

                 During the first nine months of 1994, total deposits increased $11.0 billion. The Continental merger contributed $11.9 billion to total deposits, but this contribution was partially offset by a reduction in time deposit and money market balances in association with the low interest rate environment in early
                 1994. Other short-term borrowings and securities sold under repurchase agreements increased $2.3 billion and $1.0 billion, respectively, during the first nine months of 1994. The Continental merger increased other short term-borrowings by
                 $2.2 billion and securities sold under repurchase agreements by $0.5 billion. The remaining increase in securities sold under repurchase agreements was primarily used to fund the trading positions of BA Securities, Inc.
- --------------------------------------------------------------------------------

OVERVIEW OF      Total loans at September 30, 1994 were up $12.1 billion
LOAN PORTFOLIO   from year-end 1993, resulting from  $11.2 billion of loans obtained in connection with the Continental merger, as well as from continued portfolio growth. Excluding the newly acquired
                 Continental loans and certain reclassifications made in connection with the first-quarter 1994 adoption of SFAS No. 115
                 (as discussed in Note 4 of the Notes to Consolidated Financial
                 Statements on pages 9 and 10), total loans grew by $3.4 billion between December 31, 1993 and September 30, 1994.

                 The Continental merger caused a slight shift in the risk profile of the credit portfolio, as the majority of loans obtained from Continental were commercial loans. At September 30, 1994, domestic consumer loans remained the largest component of the portfolio, but accounted for 48 percent of total loans compared with 49 percent at year-end 1993. Domestic commercial loans accounted for 37 percent of total loans at September 30, 1994, up from 35 percent at year-end 1993. Foreign loans accounted for 15 percent of total loan outstandings at September 30, 1994, down from 16 percent at year-end 1993.

                 Domestic Consumer Loans -- The growth in domestic consumer loans during the first nine months of 1994 included increases in residential first mortgages and installment loans of $2.6 billion and $1.6 billion, respectively. The increase in residential first mortgages was primarily due to growth in mortgage originations for the purchase of homes and, to a lesser extent, a decline in the level of prepayments. In addition, the level of first residential mortgage originations for the third quarter of 1994 increased in other western states from the same period last year. The increase in installment loan outstandings between year-end 1993 and September 30, 1994 was primarily attributable to increases in junior mortgages nationwide and manufactured housing loans in affiliate states.

==================================================================================================================================
LOAN OUTSTANDINGS
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                         1994                                   1993
                                                      ------------------------------------------          ------------------------
(IN MILLIONS)                                         SEPT. 30          JUNE 30         MARCH 31          DEC. 31         SEPT. 30
- ----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
 Residential first mortgages/a/                       $ 33,033         $ 31,784         $ 30,993         $ 30,483         $ 30,021
 Installment/b/                                         16,890           16,229           15,809           15,332           15,115
 Credit card                                             7,420            7,169            7,162            7,474            7,334
 Individual lines of credit/b/                           8,367            8,235            8,268            8,486            8,749
Other/b/                                                   539              285              289              274              278
- ----------------------------------------------------------------------------------------------------------------------------------
                                                        66,249           63,702           62,521           62,049           61,497
Commercial:
 Commercial and industrial/c/                           29,021           21,815           20,954           20,486           20,124
 Loans secured by real estate                            9,823            9,131            9,050            9,251            9,381
 Construction and development
  loans secured by real estate                           3,929            3,742            3,991            4,418            5,085
 Loans for purchasing or carrying
  securities                                             1,495            1,683            2,934            3,090            3,308
 Financial institutions                                  2,601            1,340            1,751            2,170            2,099
 Lease financing                                         1,694            1,678            1,665            1,715            1,753
 Agricultural                                            1,721            1,605            1,614            1,679            1,625
 Other                                                   1,642            1,465            1,332            1,478            1,361
- ----------------------------------------------------------------------------------------------------------------------------------
                                                        51,926           42,459           43,291           44,287           44,736
- ----------------------------------------------------------------------------------------------------------------------------------
                                                        118,175         106,161          105,812          106,336          106,233
FOREIGN
Commercial and industrial                               13,331           12,388           11,748           11,448           11,395
Governments and official
 institutions                                            1,220              862              787            3,429            3,527
Banks and other financial
 institutions                                            2,629            2,206            1,955            2,279            1,902
Other                                                    3,336            3,257            3,242            3,064            2,919
- ----------------------------------------------------------------------------------------------------------------------------------
                                                        20,516           18,713           17,732           20,220           19,743
- ----------------------------------------------------------------------------------------------------------------------------------
           TOTAL LOANS                                 138,691          124,874          123,544          126,556          125,976
Less:  Allowance for credit losses                       3,625            3,414            3,445            3,508            3,715
- ----------------------------------------------------------------------------------------------------------------------------------
                                                      $135,066         $121,460         $120,099         $123,048         $122,261
- ------------------------------------------------------============================================================================


/a/ Includes loans held for sale in the normal course of business of $52 million, $38 million, $138 million, $177 million, and $316 million at September 30, 1994, June 30, 1994, March 31, 1994, December 31, 1993, and
    September 30, 1993, respectively.

/b/ Installment loans, individual lines of credit, and other consumer loans included the following aggregate amounts that were collateralized by junior mortgages on residential real estate: $13,658 million at September 30, 1994, $13,280 million at June 30, 1994, $12,927 million at March 31, 1994, $12,847 million at December 31, 1993, and $13,117 million at September 30, 1993.

/c/ Excludes loans held for sale in the normal course of business that were originated with the intent to sell and are included in other assets of $930 million, $760 million, $487 million, $554 million, and $622 million at September 30, 1994, June 30, 1994, March 31, 1994, December 31, 1993,
    and September 30, 1993, respectively.

==============================================================================


                 During the first nine months of 1994, the Corporation's consumer loan delinquency ratios (the percentage of loan outstandings in each portfolio that are past due 60 days or more) decreased in every loan category. The delinquency ratio on residential first mortgages has declined each quarter since September 30, 1993, and fell to 1.71 percent at September 30, 1994 from 2.25 percent at December 31, 1993. In addition, the delinquency ratio on credit card loans has decreased each quarter since December 31, 1992, declining to 2.07 percent at September 30, 1994 from 2.39 percent at year-end 1993.

                 Domestic Commercial Loans -- Commercial and industrial loans, the largest sector of the Corporation's domestic commercial loan portfolio, grew $8.5 billion between December 31, 1993 and September 30, 1994. Continental contributed $7.1 billion to this growth. Excluding Continental loans, the increase in commercial and industrial loans was due to growth in loans to large corporate borrowers. Partially offsetting this growth were declines in loans for purchasing or carrying securities and construction real estate, which decreased $1.6 billion and $0.5 billion, respectively, during the first nine months of 1994. The decline in loans for purchasing or carrying securities largely reflected lower demand among brokers and dealers. The decline in construction real estate loans was primarily due to paydowns and bulk loan sales.

                 For information regarding the geographic concentrations included in the Corporation's portfolios of domestic commercial loans secured by real estate, as well as the geographic concentrations and project types included in the construction and development loan portfolio, refer to the tables on page 29.

===================================================================================================================================

DOMESTIC COMMERCIAL LOANS SECURED BY REAL ESTATE BY GEOGRAPHIC AREA
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                    1994                                      1993
                                                 -------------------------------------------        ------------------------
(IN MILLIONS)                                    SEPT. 30           JUNE 30         MARCH 31         DEC. 31       SEPT. 30
- ----------------------------------------------------------------------------------------------------------------------------
California/a/                                      $5,040            $5,090           $4,971          $5,117         $5,131
Washington                                          2,210             2,138            2,037           2,061          2,077
Nevada                                                501               346              364             394            385
Arizona                                               323               325              340             334            347
Oregon                                                361               325              295             281            295
Other/b/                                            1,388               907            1,043           1,064          1,146
- ----------------------------------------------------------------------------------------------------------------------------
                                                   $9,823            $9,131           $9,050          $9,251         $9,381
- ---------------------------------------------------=========================================================================

/a/ Approximately 50 percent of domestic commercial loans secured by real estate in California at September 30, 1994 and June 30, 1994, approximately 55 percent at March 31,1994 and December 31, 1993 and approximately 50 percent at September 30, 1993 were secured by properties in the following Southern California counties: Los Angeles, Orange, San Bernardino, San Diego, Riverside and Ventura.

/b/ For each period presented, no other state individually exceeded 2 percent of total domestic commercial loans secured by real estate.


====================================================================================================================================

DOMESTIC CONSTRUCTION AND DEVELOPMENT LOANS BY GEOGRAPHIC AREA AND PROJECT TYPE AT SEPTEMBER 30, 1994
- ------------------------------------------------------------------------------------------------------------------------------------


                                                                      APARTMENT &                     LIGHT
(IN MILLIONS)             OFFICE       SUBDIVISION       RETAIL       CONDOMINIUM       HOTEL       INDUSTRY     OTHER     TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------

California                $  590              $497         $363              $214        $131           $ 66      $144    $2,005/a/
Washington                   236               185          175                75          32             27        52       782
Pennsylvania                 201                 -            -                 -           -              -         -       201
Illinois                      49                34           47                 -           -              -         -       130
Arizona                        3                52           45                 6           2              3         9       120
Texas                          7                23           55                25           -              6         1       117
Georgia                       15                 7           49                14           -             15         -       100
Other/b/                     109                59          121                58          10             10       107       474
- ------------------------------------------------------------------------------------------------------------------------------------

                          $1,210              $857         $855              $392        $175           $127      $313    $ 3,929
- --------------------------==========================================================================================================

/a/ Approximately 65 percent of domestic construction and development loans in California at September 30, 1994 were secured by properties in the following Southern California counties: Los Angeles, Orange, San Bernardino, San Diego, Riverside, and Ventura.


/b/ No other state individually exceeded 2 percent of total domestic construction and development loans.

                 Foreign Loans -- Foreign loans increased $0.3 billion between December 31, 1993 and September 30, 1994, primarily due to $0.9 billion of foreign loans obtained in connection with the Continental merger. Excluding Continental loans, foreign loans decreased $0.6 billion between year-end 1993 and September 30, 1994 primarily due to the $2.5 billion reclassification of debt-restructuring par bonds and other instruments issued by foreign governments to the securities portfolios in connection with the first-quarter adoption of SFAS No. 115, as discussed in Note 4 of the Notes to Consolidated Financial Statements on pages 9 and 10. Partially offsetting this decrease was a $1.4 billion increase in foreign commercial and industrial loans, primarily attributable to Asian borrowers.

================================================================================
RESTRUCTURING    At September 30, 1994, total public and private sector cross-
COUNTRY DEBT     border outstandings owed to the Corporation by borrowers in restructuring countries amounted to $1,840 million, of which $660 million was related to Continental. Of the total cross-border outstandings amount, $651 million was medium- and long-term debt and $227 million was local currency outstandings which were neither hedged nor funded by local currency borrowings.

                 Total cross-border outstandings at September 30, 1994 excluded $901 million in par bonds and other instruments issued by certain restructuring countries that are collateralized by zero-coupon U.S. Treasury securities, which, at maturity, will have redemption values equal to the aggregate face amounts of the related par bonds and other instruments. Under SFAS No. 115, these par bonds and other instruments were classified as either available-for-sale securities or held-to-maturity securities at September 30, 1994.

                 On April 15, 1994, the government of Brazil concluded a debt exchange in connection with a plan to restructure its medium- and long-term debt. The Corporation exchanged debt with an aggregate carrying value of $139 million and an aggregate face value of $692 million and past due accrued interest for 30-year bonds with an aggregate face value of $727 million. Of these bonds, approximately half are collateralized by zero-coupon U.S. Treasury securities, which, at maturity, will have redemption values equal to the aggregate face amounts of the related bonds. Upon receipt, these bonds were recorded in available-for-sale securities at their fair values.

                 At September 30, 1994, cross-border outstandings owed to the Corporation by borrowers in Brazil totaled $951 million, of which $228 million was related to Continental. Of the total cross-border outstandings owed to the Corporation by borrowers in Brazil, $313 million was medium- and long-term debt. During the third quarter of 1994 and first nine months of 1994, the Corporation received $2 million and $21 million, respectively, of cash payments from the government of Brazil on its medium- and long-term outstandings. The majority of these payments were recorded in income, since the recorded investment of the related debt is considered to be realizable.

====================================================================================================================================

CROSS-BORDER OUTSTANDINGS EXCEEDING ONE PERCENT OF TOTAL ASSETS
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Cross-Border
                                                                                                          Total      Outstanding
                                                          Public                    Private        Cross-Border   as a Percentage
(DOLLAR AMOUNTS IN MILLIONS)/abcd/    Date Reported       Sector/e/     Banks/e/    Sector/e/      Outstandings   of Total Assets
- ------------------------------------------------------------------------------------------------------------------------------------
Japan                                 SEPTEMBER 30, 1994      $ 18         $1,339     $2,215            $3,572           1.67%
                                      June 30, 1994             17          1,529      2,049             3,595           1.82
                                      March 31, 1994            17          1,596      1,712             3,325           1.69
                                      December 31, 1993         10          1,490      2,054             3,554           1.90
                                      September 30, 1993        10          1,466      1,807             3,283           1.75

Spain                                 SEPTEMBER 30, 1994       108            196      1,784             2,088           0.97
                                      June 30, 1994             61            110      3,026             3,197           1.62
                                      March 31, 1994           117             85      3,045             3,247           1.65
                                      December 31, 1993         56            105      1,941             2,102           1.12
                                      September 30, 1993        47             29      1,603             1,679           0.90

Hong Kong                             SEPTEMBER 30, 1994         5            192      1,488             1,685           0.79
                                      June 30, 1994              -            101      2,328             2,429           1.23
                                      March 31, 1994             -            106      2,202             2,308           1.17
                                      December 31, 1993          -            110      2,181             2,291           1.23
                                      September 30, 1993         -             84      2,008             2,092           1.12
- ------------------------------------------------------------------------------------------------------------------------------------

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

/b/ At September 30, 1994, total unfunded commitments of the above countries, whose unfunded commitments exceeded 10 percent of their respective cross-border outstandings, were as follows: Japan, $1,171 million and Hong Kong, $426 million.

/c/ Included in the cross-border outstandings of the countries listed are loans and other interest-bearing assets on nonaccrual status at September 30, 1994, June 30, 1994, March 31, 1994, December 31, 1993, and September 30,
    1993, respectively, as follows: $17 million, $17 million, $16 million, $16 million, and $17 million for Japan; $4 million, $6 million, $6 million, $7 million, and $5 million for Hong Kong; and $3 million, $6 million, $6 million, and $6 million at September 30, 1994, June 30, 1994, March 31, 1994, and December 31, 1993 for Spain. Also included in cross-border outstandings are restructured loans of $2 million for Hong Kong at June 30, 1993 and loans past due 90 days or more and still accruing interest of $1 million for Hong Kong at June 30, 1994 and December 31, 1993.

/d/ No country excluded from this table had cross-border outstandings between
    0.75 percent and 1.00 percent of total assets for any of the periods presented except $1,816 million and $1,738 million for Italy at September 30, 1994 and June 30, 1994, respectively; $1,690 million and $1,522 million for South Korea at September 30, 1994 and June 30, 1994, respectively; and $1,489 million for the United Kingdom at September 30, 1993.

    Not included in cross-border outstandings with Mexico were par bonds issued by the government of Mexico with face values of $1,341 million at September 30, 1994, June 30, 1994, March 31, 1994, December 31, 1993, and September
    30, 1993. The par bonds had a carrying value of $1,162 million at September 30, 1994, $1,153 million at June 30, 1994, $1,178 million at March 31, 1994, and $1,297 million at December 31, 1993, and September 30, 1993. At September 30, 1994, the par bonds had a total fair value of approximately $910 million. Due to the first-quarter 1994 adoption of SFAS No. 115, certain of these par bonds were recorded in available-for-sale securities and carried at their fair value of $304 million at September 30, 1994, while the remainder of these par bonds were recorded in held-to-maturity securities at their amortized cost. Principal repayment of these par bonds is collateralized by zero-coupon U.S. Treasury securities which, at maturity in 2008 and 2019, will have a redemption value equal to the face value of the par bonds. At September 30, 1994, this collateral had a fair value of approximately $200 million. Future interest payments for a rolling eighteen-month period are also collateralized by additional U.S. dollar-denominated securities permitted by the agreement. The details of the transaction in which the majority of these par bonds were acquired were reported in the Parent's Annual Report on Form 10-K for the year ended December 31, 1990. Mexico's cross-border outstandings also excluded additional loans of $30 million at September 30, 1994, and $45 million at June 30, 1994, March 31, 1994, December 31, 1993, and September 30, 1993, which are fully collateralized at maturity by separate zero-coupon U.S. Treasury securities. Had these par bonds and other instruments been included, total cross-border outstandings with Mexico would have exceeded 0.75 percent of total assets for all periods presented.

/e/ Sector definitions are based on Federal Financial Institutions Examination
    Council Instructions for preparing the Country Exposure Report.

CREDIT RISK MANAGEMENT
===============================================================================

ALLOWANCE FOR    The allowance for credit losses at September 30, 1994 was
CREDIT LOSSES    $3,625 million, or 2.61 percent of loan outstandings, compared with $3,508 million, or 2.77 percent, at December 31, 1993.
                 Excluding outstandings in the residential first mortgage portfolio and the portion of the allowance associated with these outstandings, the ratios were 3.34 percent and 3.59 percent of loans at September 30, 1994 and December 31, 1993, respectively. In addition, the Corporation's ratio of the allowance for credit losses to total nonaccrual assets was 174 percent at September 30, 1994, up from 122 percent at December
                 31, 1993.

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

===============================================================================

COMPOSITION OF ALLOWANCE FOR CREDIT LOSSES
- -------------------------------------------------------------------------------

                                                                       1994                                    1993
                                                     -----------------------------------------         -----------------------
(IN MILLIONS)                                        SEPT. 30         JUNE 30         MARCH 31         DEC. 31        SEPT. 30
- ------------------------------------------------------------------------------------------------------------------------------
Special mention and classified:/a/
  Historical loss experience component                 $  292          $  311           $  401          $  475          $  590
  Credit management allocated component                   626             579              653             770             777
- ------------------------------------------------------------------------------------------------------------------------------
    Total special mention and classified                  918             890            1,054           1,245           1,367
Domestic consumer/b/                                    1,048           1,042            1,079           1,072           1,099
Domestic commercial/b/                                    225             166              148             151             160
Foreign/b/                                                189             149              144             165             297
- ------------------------------------------------------------------------------------------------------------------------------
    Total allocated                                     2,380           2,247            2,425           2,633           2,923
Unallocated                                             1,245           1,167            1,020             875             792
- ------------------------------------------------------------------------------------------------------------------------------
                                                       $3,625          $3,414           $3,445          $3,508          $3,715
- ------------------------------------------------------========================================================================

/a/ Includes all loans regardless of type that have been internally risk rated as "special mention," "substandard," or "doubtful." The Corporation's actual historical loss experience indicates ultimate loss rates for all periods presented for "special mention," "substandard," and "doubtful" loans of approximately 2 percent, 6 percent, and 37 percent, respectively.

/b/ Excludes "special mention" and "classified".

==================================================================================================================================

QUARTERLY CREDIT LOSS EXPERIENCE
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                     1994                      1993          NINE MONTHS ENDED
                                                         ----------------------------   -----------------       SEPTEMBER 30
                                                           THIRD     SECOND     FIRST    FOURTH     THIRD  -----------------------
(DOLLAR AMOUNTS IN MILLIONS)                             QUARTER    QUARTER   QUARTER   QUARTER   QUARTER      1994       1993
- ----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period                              $3,414     $3,445    $3,508    $3,715    $3,781    $3,508      $3,921
CREDIT LOSSES
Domestic consumer:
  Residential first mortgages                                 14         13         7        10         6        34          13
  Credit card                                                 93         96       102       108       115       291         380
  Other consumer                                              73         81        90        94        96       244         310
Domestic commercial:
  Commercial and industrial                                    9         18        11        54        49        38         176
  Loans secured by restate                                     9         21        15        23        29        45          68
  Construction and development loans secured by real estate   42         12        23        65        61        77         226
  Loans for purchasing or carrying securities                  -          -         -         -         -         -           2
  Financial institutions                                       -          1         -         -        10         1          18
  Lease financing                                              -          -         -         1         1         -           8
  Agricultural                                                 -          1         1         2         1         2           5
Foreign                                                        7          9        24        13        10        40          23
- ----------------------------------------------------------------------------------------------------------------------------------
  Total credit losses                                        247        252       273       370       378       772       1,229
CREDIT LOSS RECOVERIES
Domestic consumer:
  Residential first mortgages                                  1          -         -         -         1         1           1
  Credit card                                                 19         11        12        13        13        42          40
  Other consumer                                              30         27        25        27        30        82          87
Domestic commercial:
  Commercial and industrial                                   34         21        20        45        24        75          66
  Loans secured by real estate                                 6          7         4        16         8        17          17
  Construction and development loans secured by real estate   22         18        24        45        21        64          42
  Loans for purchasing or carrying securities                  -          -         -         -         -         -           1
  Financial institutions                                       2          2         2         -         1         6           2
  Lease financing                                              1          1         2         2         1         4           4
  Agricultural                                                 2          2         2         1         2         6           9
Foreign                                                       24          9         8         9        41        41          57
- ----------------------------------------------------------------------------------------------------------------------------------
  Total credit loss recoveries                               141         98        99       158       142       338         326
- ----------------------------------------------------------------------------------------------------------------------------------
  Total net credit losses                                    106        154       174       212       236       434         903
Provision for credit losses                                  110        125       125       150       178       360         653
Allowance related to acquisitions                            241/a/       -         -         -         -       241/a/       12/b/
Other net additions (deductions)                             (34)/c/     (2)      (14)/d/  (145)/e/    (8)      (50)/cd/     32/f/
- ----------------------------------------------------------------------------------------------------------------------------------
       BALANCE, END OF PERIOD/g/                          $3,625     $3,414    $3,445    $3,508    $3,715    $3,625      $3,715
- ----------------------------------------------------------========================================================================
ANNUALIZED RATIO OF NET CREDIT LOSSES (RECOVERIES)
 TO AVERAGE LOAN OUTSTANDINGS
Domestic consumer:
 Residential first mortgages                                0.16%      0.16%     0.10%     0.12%     0.07%     0.14%       0.06%
 Credit card                                                4.05       4.82      5.07      5.23      5.50      4.64        5.99
 Other consumer                                             0.68       0.88      1.08      1.12      1.09      0.88        1.20
Domestic commercial:
 Commercial and industrial                                 (0.40)     (0.05)    (0.19)     0.20      0.50     (0.22)       0.70
 Loans secured by real estate                               0.11       0.63      0.50      0.29      0.84      0.41        0.69
 Construction and development loans secured by real estate  2.07      (0.62)    (0.14)     1.64      2.93      0.42        4.10
 Loans for purchasing or carrying securities                   -          -         -         -         -         -        0.19
 Financial institutions                                    (0.26)     (0.37)    (0.47)        -      1.71     (0.36)       1.14
 Lease financing                                           (0.31)     (0.32)    (0.31)    (0.19)        -     (0.31)       0.32
 Agricultural                                              (0.37)     (0.14)    (0.33)     0.09     (0.23)    (0.28)      (0.34)
 Total domestic                                             0.44       0.59      0.61      0.79      1.02      0.54        1.18
Foreign                                                    (0.37)         -      0.37      0.06     (0.62)    (0.01)      (0.23)
TOTAL                                                       0.32       0.50      0.58      0.67      0.76      0.46        0.97
RATIO OF ALLOWANCE TO LOANS AT QUARTER END                  2.61       2.73      2.79      2.77      2.95      2.61        2.95
EARNINGS COVERAGE OF NET CREDIT LOSSES/h/                   9.82x      6.66x     5.83x     4.77x     4.41x     7.10x       3.57x
- ----------------------------------------------------------------------------------------------------------------------------------

/a/ Represents the addition of consummation date allowances for credit losses of Continental and Liberty Bank of $238 million and $3 million, respectively.

/b/ Represents the addition of consummation date allowance for credit losses of First Gibraltar Bank, FSB.

/c/ This amount includes a $33 million reduction of the allowance related to the sale of certain loans, primarily commercial and construction and development loans secured by real estate, net of their allowance.

/d/ Primarily represents a reduction of the allowance due to the transfer of certain debt-restructuring par bonds and other instruments issued by foreign governments net of their related allowance to available-for-sale securities.

/e/ Due to the transfer of certain assets net of their related allowance to other assets, the allowance for credit losses was reduced by $128 million, which included $88 million of regulatory-related allocated transfer risk reserve (ATRR). This amount also includes $16 million related to the sale of commercial real estate loans net of their allowance.

/f/ Includes $36 million related to the consolidation of subsidiaries and operations that were held for disposition at December 31, 1992.

/g/ Includes ATRR of $81 million and $80 million at September 30, 1993 and June
    30, 1993, respectively. Due to the transfer of certain assets net of their related allowance to other assets during the fourth quarter of 1993, the allowance for credit losses does not include any ATRR subsequent to the transfer.

/h/ Earnings coverage of net credit losses is calculated as income before income taxes plus the provision for credit losses as a multiple of net credit losses.

===============================================================================

                    Net credit losses for the third quarter and first nine
                    months of 1994 declined $130 million and $469 million, respectively, from the amounts reported in the same periods last year. These declines reflected continued improvement in various sectors of the Corporation's credit portfolio, most notably in construction and development loans, commercial and industrial loans, and credit card outstandings. These decreases in net credit losses were partially offset by higher charge-offs related to residential first mortgages and foreign loans.
- -------------------------------------------------------------------------------

NONACCRUAL           Total nonaccrual assets decreased $802 million, or 28
ASSETS, RESTRUC-     percent, between year-end 1993 and September 30, 1994.
TURED LOANS, AND     Excluding $245 million of nonaccrual assets obtained in
LOANS PAST DUE       connection with the Continental merger, total nonaccrual
90 DAYS OR MORE      assets at September 30, 1994 decreased $1,047 million, or
AND STILL ACCURING   36 percent, from their year-end 1993 level. This decrease
INTEREST             was largely the result of full or partial payments and
                     loans restored to accrual status, which reflects improve-ments in most segments of the credit portfolio, particularly in the construction and development, commercial and industrial, and loans secured by real estate portfolios. In addition, $162 million of this decrease was due to the sale of selected real-estate-related assets.

                     The improvement in the Corporation's credit quality during the first nine months of 1994 was also reflected in the Corporation's nonperforming asset ratios. At September 30, 1994, the ratio of nonaccrual loans to total loans was 1.49 percent, down from 2.28 percent at December 31, 1993. In addition, the ratio of total nonperforming assets (comprised of nonaccrual assets and other real estate owned) to total assets declined 58 basis points since year-end 1993 to 1.24 percent.

                     For further information concerning nonaccrual assets, refer to the table below and the tables on pages 35-37.

==============================================================================================================================

ANALYSIS OF CHANGE IN NONACCRUAL ASSETS
- ------------------------------------------------------------------------------------------------------------------------------
                                                                    1994                                          1993
                                                     ----------------------------------------          -----------------------
                                                       THIRD            SECOND          FIRST           FOURTH           THIRD
(IN MILLIONS)                                        QUARTER           QUARTER        QUARTER          QUARTER         QUARTER
- ------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of quarter                         $2,222            $2,498         $2,886           $3,928          $4,618

ADDITIONS
Loans placed on nonaccrual status                        200               269            227              284             256
Acquired in the Continental merger                       245                 -              -                -               -

DEDUCTIONS
Sales                                                   (167)               (4)           (30)            (116)              -
Restored to accrual status                              (145)             (169)          (195)            (317)           (326)
Foreclosures                                             (19)              (32)           (72)            (100)           (196)
Charge-offs                                              (47)              (37)           (40)            (123)            (99)
Restructuring-country-related assets
  transferred to other assets                              -                 -               -             (310)              -
Other, primarily payments                               (205)             (303)          (278)            (360)           (325)
- ------------------------------------------------------------------------------------------------------------------------------
  BALANCE, END OF QUARTER                             $2,084            $2,222         $2,498           $2,886          $3,928
- ------------------------------------------------------========================================================================

===============================================================================================================================

NONACCRUAL ASSETS, RESTRUCTURED LOANS, AND LOANS PAST DUE 90 DAYS OR MORE AND
STILL ACCRUING INTEREST
- --------------------------------------------------------------------------------------------------------------------------------
                                                                              1994                                1993
                                                                -----------------------------------      -----------------------
(IN MILLIONS)                                                   SEPT. 30      JUNE 30      MARCH 31        DEC. 31      SEPT. 30
- --------------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS
Domestic consumer loans:
  Residential first mortgages                                     $  359       $  383        $  426         $  406        $  359
  Other consumer                                                      49           41            45             53            52
Domestic commercial loans:
  Commercial and industrial                                          352          236           372            457           539
  Loans secured by real estate                                       412          588           553            570           742
  Construction and development loans secured by real estate          672          724           819          1,037         1,545
  Financial institutions                                              12           18            22             64            59
  Lease financing                                                     13           13            13             18            22
  Agricultural                                                        45           44            41             49            56
- --------------------------------------------------------------------------------------------------------------------------------
                                                                   1,914        2,047         2,291          2,654         3,374
Foreign loans:
  Commercial and industrial                                           95           97           119            139           356
  Governments and official institutions                               17           17            16             42            45
  Banks and other financial institutions                              10            8             9             11            64
  Other                                                               30           46            36             40            77
- --------------------------------------------------------------------------------------------------------------------------------
                                                                     152          168           180            232           542
Other interest-bearing assets                                         18            7            27              -            12
- --------------------------------------------------------------------------------------------------------------------------------
                                                                  $2,084/a/    $2,222/a/     $2,498/a/      $2,886/a/     $3,928
- ------------------------------------------------------------------==============================================================

RESTRUCTURED LOANS
Domestic commercial:
  Commercial and industrial                                       $   79       $   86        $   86         $   66        $   79
  Loans secured by real estate                                        11           13            12             21             6
  Construction and development loans secured by real estate            2            2             6             10            16
  Lease financing                                                      1            1             1              1             1
  Agricultural                                                         1            1             1              -             -
- --------------------------------------------------------------------------------------------------------------------------------
                                                                      94          103           106             98           102
Foreign/b/                                                            36           36            36             36            36
- --------------------------------------------------------------------------------------------------------------------------------
                                                                  $  130       $  139        $  142         $  134        $  138
- ------------------------------------------------------------------==============================================================

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
Domestic consumer:
  Residential first mortgages                                     $   91       $  108        $  121          $  153       $  220
  Other consumer                                                     147          152           169             175          185
Domestic commercial:
  Commercial and industrial                                           76           19             3              20           51
  Loans secured by real estate                                        70          122            64             138          125
  Construction and development loans secured by real estate           34           96           113              86           67
  Agricultural                                                         -            -             7               -            -
- --------------------------------------------------------------------------------------------------------------------------------
                                                                     418          497           477             572          648
Foreign                                                                2            1             5               6           13
- --------------------------------------------------------------------------------------------------------------------------------
                                                                  $  420       $  498        $  482          $  578       $  661
- ------------------------------------------------------------------==============================================================

/a/ Excludes certain nonaccrual debt-restructuring par bonds and other instruments issued by the governments of Brazil and Argentina that were included in available-for-sale securities at their market value of $393 million at September 30, 1994 and $367 million at June 30, 1994. Also excludes certain other nonaccrual loans and other instruments issued by various governments of $44 million at September 30, 1994 and June 30, 1994, $181 million at March 31, 1994, and $196 million at December 31, 1993 that were included in other assets at the lower of cost or fair value.

/b/ Excludes debt restructurings with countries that have experienced liquidity problems of $1.9 billion at September 30, 1994, June 30, 1994, and March 31, 1994, $2.4 billion at December 31, 1993, and $2.3 billion at September 30, 1993. Beginning in the first quarter of 1994, the majority of these instruments were classified as either available-for-sale or held-to-maturity securities. Prior to January 1, 1994, these instruments were classified as loans.

===============================================================================================================================
INTEREST INCOME FOREGONE ON NONACCRUAL ASSETS
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                              NINE MONTHS ENDED
(IN MILLIONS)                                                                                                SEPTEMBER 30, 1994
- -------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Interest income that would have been recognized had the assets
  performed in accordance with their original terms                                                                        $115
Less:  Interest income included in the results of operations/a/                                                              35
- -------------------------------------------------------------------------------------------------------------------------------
  Domestic interest income foregone                                                                                          80

FOREIGN
Interest income that would have been recognized had the assets
  performed in accordance with their original terms                                                                          10
Less:  Interest income included in the results of operations/b/                                                               3
- -------------------------------------------------------------------------------------------------------------------------------
  Foreign interest income foregone                                                                                            7
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            $87
- ----------------------------------------------------------------------------------------------------------------------------===

/a/ Interest income included in the results of domestic operations represents interest payments recognized in interest income that related to domestic nonaccrual assets with carrying values totaling $386 million at September 30, 1994. Not included in interest income for the nine months ended September 30, 1994 were interest payments of $35 million which, for accounting purposes, were used to offset the principal balance of domestic nonaccrual assets with carrying values totaling $632 million at September 30, 1994.

/b/ Interest income included in the results of foreign operations represents interest payments recognized in interest income that related to foreign nonaccrual assets with carrying values totaling $34 million at September 30, 1994. Not included in interest income for the nine months ended September 30, 1994 were interest payments of $4 million which, for accounting purposes, were used to offset the principal balance of foreign nonaccrual assets with carrying values totaling $63 million at September 30, 1994.

================================================================================================================
CASH INTEREST PAYMENTS ON NONACCRUAL ASSETS BY LOAN TYPE
- ----------------------------------------------------------------------------------------------------------------
                                                            SEPTEMBER 30, 1994
                               ---------------------------------------------------------------------------------
                                                                   CUMULATIVE
                                                                         CASH                          BOOK AS A
                               CONTRACTUAL                           INTEREST       NONACCRUAL        PERCENTAGE
                                 PRINCIPAL         CUMULATIVE         APPLIED             BOOK                OF
(IN MILLIONS)                      BALANCE        CHARGE-OFFS    TO PRINCIPAL       BALANCE/a/       CONTRACTUAL
- ----------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages      $  359            $  -             $  -           $  359                100%
  Other consumer                       51               2                -               49                 96
Commercial:
  Commercial and industrial           599             188               55              356                 59
  Loans secured by real estate        578              74               92              412                 71
  Construction and development
   loans secured by real estate     1,164             270              222              672                 58
  Financial institutions               29              14                3               12                 41
  Lease financing                      20               6                1               13                 65
  Agricultural                         61              13                3               45                 74
- --------------------------------------------------------------------------------------------------------------
                                    2,861             567              376            1,918                 67
FOREIGN, EXCLUDING RESTRUCTURING-
  COUNTRY-RELATED ASSETS
Commercial and industrial             162              45               22               95                 59
Governments and official
 institutions                          17               -                -               17                100
Banks and other financial
 institutions                           3               -                -                3                100
Other                                  52              17                4               31                 60
- --------------------------------------------------------------------------------------------------------------
                                      234              62               26              146                 62
- --------------------------------------------------------------------------------------------------------------
  Total, excluding restructuring-
   country-related assets           3,095             629              402            2,064                 67

RESTRUCTURING-COUNTRY-RELATED
ASSETS                                 49              26                3               20                 41
- --------------------------------------------------------------------------------------------------------------
                                   $3,144            $655             $405           $2,084                 66%
- -----------------------------------===========================================================================

- --------------------------------------------------------------------------------------------------------------
                                                    NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1994
- --------------------------------------------------------------------------------------------------------------
                                                      CASH INTEREST
                                                     PAYMENTS APPLIED
                                           -------------------------------------------------------
                                           AS INTEREST              AS REDUCTION
                                                INCOME              OF PRINCIPAL             TOTAL
- --------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                  $ 9                     $  -                   $  9
  Other consumer                                 1                        -                      1
Commercial:
  Commercial and industrial                      5                        6                     11
  Loans secured by real estate                  11                        6                     17
  Construction and development
   loans secured by real estate                  7                       22                     29
  Financial institutions                         -                        -                      -
  Lease financing                                -                        1                      1
  Agricultural                                   2                        -                      2
- --------------------------------------------------------------------------------------------------
                                                35                       35                     70
FOREIGN, EXCLUDING RESTRUCTURING-
  COUNTRY-RELATED ASSETS
Commercial and industrial                        2                        3                      5
Governments and official institutions            -                        -                      -
Banks and other financial institutions           -                        -                      -
Other                                            -                        1                      1
- --------------------------------------------------------------------------------------------------
                                                 2                        4                      6
- --------------------------------------------------------------------------------------------------
  Total, excluding restructuring-
   country-related assets                       37                       39                     76

RESTRUCTURING-COUNTRY-RELATED  ASSETS            1                        -                      1
- --------------------------------------------------------------------------------------------------
                                               $38                      $39                    $77
- -----------------------------------------------===================================================

CASH YIELD ON TOTAL NONACCRUAL ASSETS                                                         4.94%
__________________________________________________________________________________________________

/a/Nonaccrual book balance is equal to the contractual principal balance less charge-offs and cash interest payments applied as a reduction of principal since inception of the loan.

FOREIGN EXCHANGE AND OTHER DERIVATIVES
================================================================================

                 In the ordinary course of business, the Corporation enters into various types of transactions that involve foreign exchange and other derivative products with off-balance-sheet risk. Foreign exchange and other derivative products include futures, forwards, swaps, and option contracts, and are principally linked to interest rates, foreign exchange rates, or the prices of securities. Foreign exchange and other derivative transactions are conducted with various types of counterparties, including U.S. and foreign banks, nonbank financial institutions, corporations, and middle market customers. The following table is a summary of the notional or contractual amounts, credit exposure amounts, and fair value amounts associated with the Corporation's off-balance-sheet trading and asset and liability management activities at September 30, 1994. As illustrated below, the Corporation's off-balance-sheet credit exposure with regard to foreign exchange and other derivative products is a small fraction of the respective notional or contractual amounts.


================================================================================

FOREIGN EXCHANGE AND OTHER DERIVATIVE PRODUCTS AT SEPTEMBER 30,1994
- --------------------------------------------------------------------------------

                                                            NOTIONAL              CREDIT               FAIR
                                                         OR CONTRACT            EXPOSURE              VALUE
(IN BILLIONS)                                                 AMOUNT              AMOUNT             AMOUNT/a/
- --------------------------------------------------------------------------------------------------------------
TRADING
Foreign exchange contracts/b/                              $   771.2/c/            $ 5.3/d/          $ (0.7)
Interest rate swaps                                            340.9/c/              1.9/de/            0.6
Interest rate futures and forward contracts                    204.0/c/              0.2/d/               -
Interest rate options                                           72.7/c/              0.2/d/               -
- --------------------------------------------------------------------------------------------------------------
                                                           $ 1,388.8/f/            $ 7.6             $ (0.1)
- --------------------------------------------------------======================================================
ASSET AND LIABILITY MANAGEMENT
Interest rate swaps                                        $    34.3/c/            $ 0.4             $ (0.5)
Interest rate futures and forward contracts                     29.5/c/                -                  -/g/
Interest rate options                                            8.8/c/                -                0.1/g/
Other/h/                                                         1.6/c/                -                0.1
- --------------------------------------------------------------------------------------------------------------
                                                           $    74.2/f/            $ 0.4             $ (0.3)
- --------------------------------------------------------======================================================

/a/ Fair value amounts consist of net unrealized gains and losses, accrued interest receivable or payable, and premiums paid or received. Such amounts represent the net fair value of contracts with all counterparties. The fair value amounts were generally calculated using discounted cash flow models based on current market yields for similar types of instruments and the maturity of each instrument.

/b/ Includes amounts related to foreign exchange spot, forward, future, and option contracts and currency swaps.

/c/ Interest rate swaps, interest rate futures and forward contracts, and interest rate options in both the trading and asset and liability management portfolios include $12.5 billion, $0.6 billion, and $0.5 billion, respectively, of intercompany hedging-related contracts. Both trading foreign exchange contracts and other asset and liability management contracts include $1.2 billion of intercompany hedging-related foreign exchange forward contracts and currency swaps.

/d/ Amounts represent net unrealized gains on contracts with counterparties for whom legally enforceable master netting agreements were in place and effective at September 30, 1994 and gross unrealized gains on contracts with other counterparties. Credit risk amounts in Note 9 of the Notes to Consolidated Financial Statements on pages 12 and 13 do not give effect to netting under legally enforceable master netting agreements. Accordingly, these credit risk amounts differ from the credit exposure amounts detailed above.

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

/g/ The fair value amounts for interest rate futures and forward contracts in the asset and liability management portfolio include no gross unrealized gains and gross unrealized losses of $11.4 million. The fair value amounts for interest rate options in the asset and liability management portfolio include gross unrealized gains of $64.8 million and no gross unrealized losses.

/h/ Includes amounts related to foreign exchange forward contracts and currency swaps.

                 The table on page 39 summarizes expected maturities and weighted average interest rates associated with amounts to be received or paid on asset and liability management interest rate swaps at September 30, 1994. These swaps are designated as accounting hedges and are used to modify the interest rate characteristics of assets and liabilities. Excluding the effects of the Continental merger, expected maturities and weighted average interest rates associated with the Corporation's asset and liability management interest rate swap portfolio at September 30, 1994 were not significantly different from those at year-end 1993. The table on page 39 reflects the combined post-Continental merger asset and liability management interest rate swap portfolio at September 30, 1994.

=================================================================================================================
ASSET AND LIABILITY MANAGEMENT INTEREST RATE SWAPS AT SEPTEMBER 30, 1994/a/
- -----------------------------------------------------------------------------------------------------------------
                                        More than  More than  More than  More than  More than  More than
(IN BILLIONS)                      0-1     1-2       2-3         3-4       4-5        5-10         10       Total
                                   year   years     years       years     years      years        years
- -----------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
RECEIVE FIXED:/b/
Notional amount                   $ 4.8   $ 2.2     $ 1.2     $ 0.8      $ 1.1      $ 8.4       $ 2.2       $20.7/c/
Weighted average receive rate      7.19%   6.69%     6.41%     7.65%      7.62%      6.22%       6.75%       6.69%
PAY FIXED:/b/
Notional amount                     3.0     3.5       1.7       0.2        0.2        1.5         0.5        10.6
Weighted average pay rate          5.44%   4.68%     6.18%     6.61%      6.23%      4.95%       7.18%       5.36%
FORWARD RECEIVE FIXED:/d/
Notional amount                       -       -       0.2         -          -        0.7         0.2         1.1
Weighted average receive rate         -       -      5.93%        -          -       6.90%       6.66%       6.68%
FORWARD PAY FIXED:/d/
Notional amount                       -       -       0.3         -          -        0.8           -         1.1
Weighted average pay rate             -       -      6.28%        -          -       7.66%          -        7.29%
BASIS SWAPS:/e/
Notional amount                   $ 0.4   $ 0.1         -         -          -      $ 0.3           -       $ 0.8
- -----------------------------------------------------------------------------------------------------------------
  TOTAL NOTIONAL AMOUNT                                                                                     $34.3/f/
- ------------------------------------------------------------------------------------------------------------=====

/a/ Includes intercompany hedging swaps.

/b/ The floating side of substantially all receive fixed and pay fixed swaps is based on the one-, three-, or six-month London InterBank Offered Rate (LIBOR). At September 30, 1994, the one-, three-, and six-month LIBOR rates were 5.06 percent, 5.50 percent, and 5.75 percent, respectively.

/c/ Includes $0.6 billion of amortizing swaps.

/d/ Accrual of interest on forward swaps starts at a predetermined future date.
    The majority of the forward swaps start accruing interest one to three years after September 30, 1994.

/e/ Basis swaps are interest rate swaps in which both amounts paid and received are based on floating rates. The Corporation's pay rates are primarily based on a LIBOR or Prime index and its receive rates are primarily based on LIBOR.

/f/ Includes $6.0 billion of interest rate swaps related to Continental.

            Approximately 60 percent of the Corporation's hedging-related interest rate futures and forward rate agreements outstanding at September 30, 1994 mature within one year, while approximately 85 percent of its hedging-related option contracts mature within three years. Excluding Continental, approximately 70 percent of the Corporation's hedging-related interest rate futures and forward rate agreements outstanding at September 30, 1994 mature within one year, while approximately 85 percent of its hedging-related option contracts mature within three years. Excluding Continental, the above maturity distributions at September 30, 1994 were not significantly different from those at year-end 1993. With respect to the maturity distribution of Continental's hedging-related interest rate futures contracts at September 30, 1994, approximately 30 percent mature within one year, approximately 40 percent mature between one and two years, approximately 20 percent mature between two and three years, and approximately 10 percent mature after three years.

            All of the Corporation's hedging-related foreign exchange forward contracts outstanding at September 30, 1994 mature within 60 days. At September 30, 1994, the maturity distribution of the Corporation's hedging-related foreign exchange forward contracts was substantially the same as at December 31, 1993. At both September 30, 1994 and December 31, 1993, the Corporation's hedging-related foreign exchange forward contracts were denominated in various currencies, most notably Hong Kong dollars and Spanish pesetas. The Corporation's hedging-related currency swaps were not significant at either September 30, 1994 or December 31, 1993.

            For additional information concerning foreign exchange and other derivative transactions and their associated credit risk amounts, refer to Note 9 of the Notes to Consolidated Financial Statements on pages 12 and 13.

FUNDING AND CAPITAL
===============================================================================

LIQUIDITY   Liquid assets consist of cash and due from banks, interest-bearing deposits in banks, federal funds sold, securities purchased under resale agreements, trading account assets, and available-for-sale securities. At September 30, 1994, liquid assets totaled $40.7 billion, up $11.5 billion from $29.2 billion at December 31, 1993.
            This growth in liquid assets can be primarily attributed to a $7.9 billion increase in available-for-sale-securities, largely as a result of asset transfers made in connection with the previously discussed first-quarter 1994 adoption of SFAS No. 115 and the
            Continental merger. In addition, cash and due from banks and interest-bearing deposits in banks increased $2.0 billion, and $1.9 billion, respectively.
- -------------------------------------------------------------------------------

CAPITAL At September 30, 1994, stockholders' equity totaled $18.9 billion, up from $17.1 billion at December 31, 1993. Of this increase, $1.0 billion was due to year-to-date 1994 earnings net of preferred and common stock dividends. In addition, common stockholders' equity and preferred stock increased $0.6 billion and $0.4 billion, respectively, primarily due to stock issuances in connection with the Continental merger. These increases were partially offset by the adoption of SFAS No. 115, which resulted in $201 million of net unrealized losses on available-for-sale securities (net of related income taxes) at September 30, 1994.

            Upon consummation of the Continental merger on August 31, 1994, each outstanding share of Continental's common stock was converted into either BankAmerica Corporation's common stock or cash. The total amount of common stock issued in connection with the Continental merger was 21.5 million shares, valued at $985 million as of January 27, 1994, which included 11.8 million shares of treasury stock purchased in anticipation of the merger at an average per-share price of $42.43. In addition, an aggregate amount of approximately $950 million was paid in cash to Continental common stockholders.

            The Corporation's total and Tier 1 risk-based capital ratios decreased 41 basis points and 37 basis points, respectively, between December 31, 1993 and September 30, 1994. These declines were primarily due to the increase in total risk weighted assets in connection with the Continental merger. The Corporation's Tier 1 leverage ratio was 6.64 percent at both September 30, 1994 and December 31, 1994.

===================================================================================================================================
RISK-BASED CAPITAL AND RISK-BASED CAPITAL RATIOS
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                          1994                                    1993
                                                        -------------------------------------------   -----------------------------
(DOLLAR AMOUNTS IN MILLIONS)/a/                           SEPT. 30       JUNE 30          MARCH 31       DEC. 31        SEPT. 30
- -----------------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL
Common stockholders' equity                                $ 15,763/b/    $ 14,324/b/    $ 14,136/b/    $ 14,165     $   13,826
Perpetual preferred stock                                     3,368          2,979          2,979          2,979          2,979
Less: Goodwill, nongrandfathered core deposit and
 other identifiable intangibles, and other deductions/c/     (5,589)        (5,028)        (5,060)        (5,125)        (5,291)
- -----------------------------------------------------------------------------------------------------------------------------------
 TIER 1 CAPITAL                                              13,542         12,275         12,055         12,019         11,514

Eligible portion of the allowance for credit losses
 (exclusive of allocated transfer risk reserve)/d/            2,356          2,048          1,990          1,995          2,022
Hybrid capital instruments/e/                                   337            478            562            568            582
Subordinated notes and debentures/f/                          5,558          4,946          4,699          4,422          4,477
Less:  Other deductions                                        (104)           (91)           (47)           (37)           (24)
- -----------------------------------------------------------------------------------------------------------------------------------
 TIER 2 CAPITAL                                               8,147          7,381          7,204          6,948          7,057
- -----------------------------------------------------------------------------------------------------------------------------------
   TOTAL RISK-BASED CAPITAL                                $ 21,689       $ 19,656       $ 19,259       $ 18,967       $ 18,571
- -----------------------------------------------------------========================================================================
RISK WEIGHTED ASSETS                                       $187,071       $162,372       $157,704       $158,015       $160,035
- -----------------------------------------------------------========================================================================
RISK-BASED CAPITAL RATIOS
Tier 1 capital                                                 7.24%          7.56%          7.64%          7.61%          7.19%
Tier 2 capital                                                 4.35           4.55           4.57           4.39           4.41
- -----------------------------------------------------------------------------------------------------------------------------------
   TOTAL RISK-BASED CAPITAL RATIO                             11.59%         12.11%         12.21%         12.00%         11.60%
- -----------------------------------------------------------========================================================================

TIER 1 LEVERAGE RATIO/g/                                       6.64%/h/       6.55%          6.37%          6.64%          6.42%
===================================================================================================================================

/a/ Due to the first-quarter 1993 adoption of SFAS No. 109, "Accounting for
    Income Taxes," core deposit intangibles (CDI) and other identifiable intangibles that are normally deducted from Tier 1 capital under the current guidelines of the federal banking regulators were $518 million, $489 million, $500 million, $510 million, and $516 million higher at September 30, 1994, June 30, 1994, March 31, 1994, December 31, 1993, and September
    30, 1993, respectively, with corresponding increases in deferred taxes. The federal banking regulators have not issued final capital regulations on the adoption of SFAS No. 109 and are currently considering whether such increased intangibles should be deducted from capital. Management believes that the increased amounts of CDI and other identifiable intangibles resulting from the adoption of SFAS No. 109 do not pose a risk to the Corporation's capital and should not be deducted from capital in determining capital ratios. Pending final resolution of this issue by the banking regulators, such amounts have not been deducted from capital in determining the capital ratios shown above.

/b/ Excludes net unrealized losses on available-for-sale securities of $201 million, $210 million, and $252 million at September 30, 1994, June 30, 1994, and March 31, 1994, respectively, resulting from the adoption of SFAS No. 115.

/c/ Includes nongrandfathered CDI and other identifiable intangibles acquired after February 19, 1992 of $953 million and $110 million, respectively, at September 30, 1994, $965 million and $63 million, respectively, at June 30, 1994, $985 million and $67 million, respectively, at March 31, 1994, $1,008 million and $71 million, respectively, at December 31, 1993, and $1,034 million and $84 million, respectively, at September 30, 1993, excluding tax gross-ups due to the adoption of SFAS N0. 109. Also includes $28 million, $24 million, $30 million, $35 million, and $51 million at September 30, 1994, June 30, 1994, March 31, 1994, December 31, 1993, and September 30,
    1993, respectively, of the excess of the net book value over 90 percent of the fair value of purchased mortgages servicing rights and credit card intangibles.

/d/ Limited to 1.25% of risk-weighted assets.

/e/ Represents subordinated capital notes adjusted for certain limitations.

/f/ Limited to 50% of core capital, and reduced by 20% per year during an instrument's last five years before maturity.

/g/ Based on Tier 1 capital before other deductions of $104 million at September
    30, 1994, $91 million at June 30, 1994, $47 million at March 31, 1994, $37 million at December 31, 1993, and $25 million at September 30, 1993.

/h/ The leverage ratio is based on period-end total assets rather than average total assets as this ratio is more indicative of future leverage ratios. The ratio using Tier 1 capital based on average total assets was 7.02% at September 30, 1994.

===============================================================================

INTEREST    Because of the interest rate sensitivity of financial products,
RATE RISK   fluctuations in interest rates expose the Corporation to potential
MANAGEMENT  gains and losses. In an effort to limit its exposure to such losses, the Corporation strives to manage the repricing characteristics of its assets and liabilities. The Corporation evaluates its interest rate risk exposure by analyzing the repricing characteristics of its on- and off-balance-sheet positions. A summary of these characteristics is shown on page 43 in the Accrual Book Risk
            Positions table at September 30, 1994.

            The table shows that, at September 30, 1994, in the one-year-or-less categories, aggregate U.S. dollar-denominated liabilities exceeded assets by $1 billion. While the Corporation strives to limit current earnings sensitivity to interest rate movements, managers are allowed, within approved limits, to take short-term tactical positions for purposes of generating earnings that can result from the relative repricing positions of primarily short-term assets and liabilities.

            In the over-one-year categories at September 30, 1994, U.S. dollar-denominated assets exceeded liabilities and equity by $1 billion. The Corporation manages this term risk to preserve ongoing earnings competitiveness and promote market price stability of its common equity.

            The Corporation also attempts to maintain an approximately neutral overall strategic position to possible interest rate movements while recognizing common equity as a long term source of funds. Both on-balance-sheet securities and off-balance-sheet instruments are used to manage exposure to interest rate risk. Selected off-balance-sheet instruments, including futures, forward rate agreements, and swaps, are designated as hedges by the Corporation to manage repricing mismatches. At September 30, 1994, off-balance-sheet instruments acquired for hedging purposes containing a short embedded option component were insignificant. At September 30, 1994, the Corporation held interest rate swap contracts with a gross notional value of $34 billion in support of these accrual book risk management activities. The amount of fixed indexed amortizing swaps held at September 30, 1994 was less than two percent of the total asset and liability management interest rate swaps portfolio.

            At September 30, 1994, an imbalance in customer business, primarily more deposit balances than loan assets, caused liabilities and equity to exceed customer-related assets by $16 billion. This structural imbalance and its related repricing mismatch effects were mitigated by the Corporation's risk management activities. As shown in the table on page 43, under-one-year securities and off-balance-sheet risk management positions modified a $4 billion structural gap mismatch exposure to ($1) billion. Over-one-year risk management positions reduced the structural gap mismatch of $(20) billion by $21 billion.

            While the Accrual Book Risk Positions table on page 43 provides an indication of the potential impact on the Corporation of a change in interest rates, it does not fully depict the Corporation's exposure to risks resulting from interest rate fluctuations. Certain assets and liabilities have option-like characteristics that can affect the Corporation's income through the exercise of these options as interest rates change. The Corporation's exposure from these option-like characteristics is separately evaluated and contained with net purchased interest rate options in an effort to manage the magnitude of potential gains or losses from changes in interest rates.

===================================================================================================================================
ACCRUAL BOOK RISK POSITIONS AT SEPTEMBER 30, 1994/a/
- -----------------------------------------------------------------------------------------------------------------------------------
                                             More than  More than   SUBTOTAL  More than  More than  SUBTOTAL
                                       0-3      3-6       6-12     less than    1-5        5        more than
(IN BILLIONS)                       months    months     months     1 YEAR     years     years       1 YEAR     TOTAL
____________________________________________________________________________________________________________________________________
STRUCTURAL GAP POSITION/b/             $ 7        $ 2       $(5)       $  4      $(7)     $(13)        $(20)     $(16)
RISK MANAGEMENT POSITIONS/c/
Securities/d/                            2          1         2           5        5         6           11        16
Off-balance-sheet hedging
 instruments                            (9)        (4)        3         (10)       1         9           10         -
- -----------------------------------------------------------------------------------------------------------------------------------
  Total risk management positions       (7)        (3)        5          (5)       6        15           21        16
- -----------------------------------------------------------------------------------------------------------------------------------
   TOTAL GAP POSITION                  $ -        $(1)      $ -        $ (1)     $(1)     $  2         $  1      $  -
- --------------------------------------=============================================================================================

/a/ Net U.S. dollar-denominated interest-rate-sensitive financial instruments. /b/ Gap positions primarily attributable to loan assets and deposit liabilities. /c/ Excludes trading-related products and restructuring-country-related par bonds.
/d/ Includes available-for-sale and held-to-maturity securities.


            Gap positions with maturities less than one year are actively managed, and as such, vary continuously and appreciably. As a consequence, positions in place at quarter end are not necessarily indicative of positions held throughout a quarter. Gap mismatches with maturities in excess of one year (Term Book gaps) are more stable. Management of these positions is focused on reducing structural gap mismatches. At inception, off-balance-sheet transactions reduce term mismatch risk. Occasionally, new customer business reduces longer maturity structural mismatches, leaving an excess of previously executed hedge contracts in a particular maturity range. These management positions may be reversed depending on the overall risk characteristics of the Term Book.

OTHER INFORMATION
===============================================================================
ITEM 6.          (a)  Exhibits:
EXHIBITS AND
REPORTS ON       Exhibit
FORM 8-K         Number       Exhibit
                 ------       -------

                  10 BankAmerica Corporation Retirement Plan for Nonofficer Directors, as amended*

                  27          Financial Data Schedule
                 --------------------------------------------------------------

                 *Management contract or compensatory plan, contract, or
                  arrangement.

                 (b)  Reports on Form 8-K:

                 During the third quarter of 1994, the Parent filed reports on Form 8-K dated July 18, 1994, July 20, 1994, August 11, 1994,
                 August 22, 1994 and August 31, 1994. The July 18, 1994 report disclosed, pursuant to Item 5 of the report, certain information on the approval by the Board of Governors of the Federal Reserve System of the pending Continental acquisition. The July 20, 1994 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Second Quarter Earnings." The August 11, 1994 report filed, pursuant to Items 5 and 7 of the report, certain historical and unaudited historical and pro forma combined financial information for the Parent and Continental. The August 22, 1994 report filed, pursuant to Items 5 and 7 of the report, copies of certain documents relating to offerings of the Parent's debt securities and a tax opinion relating to the shelf registration for such debt securities. The August 31, 1994 report disclosed, pursuant to Items 2 and 7 of the report, certain financial and other information in connection with the consummation of the merger of Continental with and into the Parent. After the third quarter of 1994, the Parent filed a report on Form 8-K dated October 19, 1994. The October 19, 1994 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Third Quarter Earnings."

SIGNATURES
===============================================================================

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



                                     BANKAMERICA CORPORATION
                                     Registrant

                                     By Principal Financial Officer and
                                     Duly Authorized Signatory:



                                     /s/ Lewis W. Coleman
                                     ---------------------

                                     LEWIS W. COLEMAN
                                     Vice Chairman of the Board,
                                     Chief Financial Officer and Treasurer
                                     November 10, 1994



                                     By Principal Accounting Officer and
                                     Duly Authorized Signatory:



                                     /s/ James H. Williams
                                     ---------------------

                                     JAMES H. WILLIAMS
                                     Executive Vice President
                                     November 10, 1994

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

Corporate Public Relations #3124
Bank of America
P.O. Box 37000
San Francisco, CA 94137
                                             (Recycled paper logo appears here.)

                                 EXHIBIT INDEX


Exhibit
Number       Exhibit
- ------       -------

10          BankAmerica Corporation Retirement Plan for
            Nonofficer Directors, as amended*

27          Financial Data Schedule

- --------------------------------------------------------------------
*Management contract or compensatory plan, contract, or arrangement.