Form 10-K405
period 1994-12-31
BANKAMERICA CORP
filed 1995-03-20
CIK 9672

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 1994
                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

                       Commission file number:  1-7377.

             Exact name of registrant as specified in its charter:

                            BANKAMERICA CORPORATION

                              Address and telephone
State of incorporation:         of principal            I.R.S. Employer I.D. No:
      Delaware.                executive offices:              94-1681731.

                               Bank of America Center
                         San Francisco, California 94104
                                   415-622-3530.

          Securities registered pursuant to Section 12(b) of the Act:

New York, Chicago, and Pacific Stock Exchanges: Common Stock, Par Value $1.5625 and Preferred Share Purchase Rights

New York Stock Exchange:

     Cumulative Adjustable Preferred           6 1/2% Cumulative Convertible             Depositary Shares Each Representing a
      Stock, Series A                           Preferred Stock, Series G                 One-Twentieth Interest in a Share of:
     Cumulative Adjustable Preferred           9% Cumulative Preferred Stock,              11%  Preferred Stock, Series I
      Stock, Series B                           Series H                                   11%  Preferred Stock, Series J
     Adjustable Rate Preferred Stock,          8 3/8% Cumulative Preferred Stock,          8.16%  Cumulative Preferred Stock
      Series 1                                  Series K                                     Series L
     9 5/8% Cumulative Preferred Stock,        Floating Rate Subordinated Capital          7 7/8% Cumulative Preferred Stock,
      Series F                                  Notes Due August 15, 1996                    Series M
                                                                                           8 1/2% Cumulative Preferred Stock,
                                                                                             Series N

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

                             Yes  X        No_____
                                -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price on the consolidated transaction reporting system on January 31, 1995, was in excess of $15.9 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1995.
           Common Stock, $1.5625 par value ------371,225,347 shares
                       outstanding on January 31, 1995.*

              *In addition, 751,967 shares were held in treasury.
        Documents incorporated by reference and parts of Form 10-K into which incorporated:

  Portions of the Annual Report to Shareholders for the Year Ended December 31, 1994    Parts I, II, & IV

  Portions of the Proxy Statement for the May 25, 1995 Annual Meeting of Shareholders   Part III

FORM 10-K



================================================================================

PART I
                                   Items 1 and 2. Business and Properties
                                      General................................................................................   2
                                      Distribution of Assets, Liabilities, and Stockholders' Equity;
                                         Interest Rates and Interest Differential............................................   4
                                       Available-for-Sale and Held-to-Maturity Securities....................................   8
                                       Loan Portfolio........................................................................   9
                                       Summary of Credit Loss Experience.....................................................  12
                                       Deposits..............................................................................  12
                                       Return on Equity and Assets...........................................................  13
                                       Short-Term Borrowings.................................................................  13
                                       Competition...........................................................................  13
                                       Supervision and Regulation............................................................  14
                                       Employees.............................................................................  17
                                   Item 3. Legal Proceedings.................................................................  17
                                   Item 4. Submission of Matters to a Vote of Security Holders...............................  17
_________________________________________________________________________________________________________________________________

PART II
                                   Item 5. Market for Registrant's Common Equity and Related
                                       Stockholder Matters...................................................................  18
                                   Item 6. Selected Financial Data...........................................................  18
                                   Item 7. Management's Discussion and Analysis of Financial  Condition
                                        and Results of Operations............................................................  18
                                   Item 8. Financial Statements and Supplementary Data.......................................  18
                                   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................  18
_________________________________________________________________________________________________________________________________

PART III
                                   Item 10. Directors and Executive Officers of the Registrant...............................  19
                                   Item 11. Executive Compensation...........................................................  21
                                   Item 12. Security Ownership of Certain Beneficial Owners and Management...................  21
                                   Item 13. Certain Relationships and Related Transactions ..................................  21

_________________________________________________________________________________________________________________________________

PART IV
                                   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................  22
_________________________________________________________________________________________________________________________________


SIGNATURES                         ..........................................................................................  25

PART I




================================================================================

ITEMS 1 AND 2. BUSINESS AND PROPERTIES
________________________________________________________________________________


GENERAL BankAmerica Corporation (the Parent) is a bank holding company that was incorporated on October 7, 1968, under the laws of the state of Delaware, and is registered under the Bank Holding Company Act of 1956, as amended. At December 31, 1994, BankAmerica Corporation and consolidated subsidiaries (BAC) was the second largest bank holding company in the United States, based on total assets of $215.5 billion.

                    On August 31, 1994, Continental Bank Corporation (Continental) was merged with and into the Parent, and Continental's principal subsidiary, Continental Bank, was renamed Bank of America Illinois. In addition, during 1994, BAC acquired United Mortgage Holding Company in Minnesota and the Virginia processing operations of Margaretten Mortgage. On February 1, 1995, BAC completed the acquisition of Arbor National Holdings, Inc., based in New York. Additional information related to the Continental merger, the 1992 Security Pacific Corporation (SPC) merger, and BAC's other acquisitions is incorporated by reference from page 18 and Notes 2 through 4 on pages 56 through 59 of the 1994 Annual Report to Shareholders.

                    The Parent's largest subsidiaries, based on total assets at year-end 1994, are Bank of America NT&SA (the Bank), Seafirst Corporation (Seafirst), and Bank of America Illinois. The Bank was founded by A. P. Giannini in San Francisco, California, and began business as Bank of Italy on October 17, 1904, offering banking services to individuals and small businesses in the community. It adopted its present name on November 1, 1930, and became a subsidiary of the Parent on April 1, 1969. Seafirst, the largest bank holding company in Washington State based on total assets at December 31, 1994, was acquired by the Parent in 1983. Seafirst's principal banking subsidiary, Seattle-First National Bank (Seattle-First), has a major presence in the consumer and commercial banking sectors of the Pacific Northwest. Bank of America Illinois, headquartered in Chicago, provides corporate, middle market, and private banking services.

                    As a result of the April 22, 1992 SPC merger, and various acquisitions made during the years 1989 through 1993, the Parent's subsidiaries also include Bank of America Arizona, Bank of America Nevada, and Bank of America Oregon, all of which have state charters; Bank of America Alaska N.A., Bank of America Idaho, N.A., Bank of America New Mexico, N.A., and Bank of America Texas, N.A., which are national banks; and Bank of America, FSB (FSB), a federal savings bank.
                    In addition, as a result of the SPC merger, the Parent acquired a commercial bank, now known as Bank of America National Association, which holds a national charter and offers credit card services, primarily to individuals, throughout the United States.

================================================================================
                    OPERATIONS
                    ============================================================
                    BAC, through its banking and other subsidiaries, provides banking and financial services throughout the United States and in selected international markets to consumers and business customers, including corporations, governments, and other institutions.

                    Consumer banking products and services provided by BAC consist primarily of retail deposit services, residential first mortgages, credit card products, manufactured housing financing, and other consumer finance products. Consumer banking operations serve the largest customer base of any bank in the western United States - approximately 10 million households in 1994. In the ten western states in which BAC operates, it offers the largest full-service branch network-nearly 2,000 branches. In addition, BAC's proprietary network of more than 5,500 ATMs is by far the nation's largest. In California, BAC's most significant market, the Bank operated 975 branches at December 31, 1994. Seattle-First, the major operating unit of Seafirst, had approximately 270 branches at December 31, 1994.

                    BAC is also a global financial intermediary, providing credit, trade finance, cash management, investment banking and capital-raising services, capital markets products, and financial advisory services to large domestic and foreign institutions throughout the U.S. and overseas.

                    A wide range of products and services available to consumers and large institutions is also provided to middle market customers (companies with annual revenues between $5 million and $250 million) primarily throughout the west and, since the Continental merger, in the midwest.

                    In addition, BAC provides credit and other financial services to a variety of real estate market segments, including developers, investors, pension fund advisors, real estate investment trusts, and property managers.

                    Furthermore, BAC provides private banking and investment services to customers worldwide, including personal trust and a broad range of investment products, such as mutual funds, fixed-income securities, annuities, and equity securities.

                    Additional information about BAC and its operations is incorporated by reference from the inside front cover, pages 8 through 17, pages 19 through 21, and Note 25 on page 83 of the 1994 Annual Report to Shareholders.

                    PROPERTIES
                    ============================================================

                    BAC's principal offices are located at 555 California Street in San Francisco, California.

                    Seafirst's principal offices are located at 701 Fifth Avenue in Seattle, Washington.

                    Bank of America Illinois' principal offices are located at 231 South LaSalle Street in Chicago, Illinois.

                    At December 31, 1994, BAC owned approximately one-half of its properties. The remaining facilities were leased.

================================================================================

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
================================================================================

AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
================================================================================

                                                          Year Ended December 31, 1994              Year Ended December 31, 1993
                                                       ------------------------------------       ----------------------------------

(dollar amounts in millions)                              Balance/a/   Interest/b/  Rate/b/        Balance/a/   Interest/b/  Rate/b/

- ------------------------------------------------------------------------------------------------------------------------------------

ASSETS

Interest-bearing deposits in banks                       $  4,912       $   325     6.62 %        $  2,642/c/    $   194     7.36 %
Federal funds sold                                          1,318            55     4.13             1,131            35     3.12
Securities purchased under resale agreements                6,378           351     5.51             3,903           174     4.46
Trading account assets                                      6,713           476     7.09             6,341           375     5.91
Available-for-sale securities/d/                            9,675/c/        593     6.13             4,118           280     6.79
Held-to-maturity securities/d/                             10,805/c/        794     7.35            15,759         1,123     7.13
Domestic loans:
 Consumer--residential first mortgages                     32,012         1,913     5.97            29,548         1,858     6.29
 Consumer--credit card                                      7,280         1,139    15.65             7,499         1,220    16.26
 Other consumer                                            25,043         2,226     8.89            24,659         2,230     9.04
 Commercial and industrial                                 23,643         1,665     7.04            20,580         1,301     6.32
 Commercial loans secured by real estate                    9,407           757     8.04             9,707           729     7.51
 Construction & development loans secured by real estate    3,948           307     7.78             5,718           295     5.17
 Financial institutions                                     2,142           108     5.06             1,948            68     3.48
 Agricultural                                               1,641           129     7.87             1,605           122     7.62
 Lease financing                                            1,675           129     7.70             1,773           219    12.36
 Loans for purchasing or carrying securities                1,814            92     5.06             1,447            59     4.05
 Other                                                      1,244            76     6.10             1,099            55     5.03
                                                         --------       -------                   --------       -------
  Total domestic loans                                    109,849         8,541     7.77           105,583         8,156     7.73
Foreign loans                                              18,572         1,273     6.86            19,531         1,312     6.72
                                                         --------       -------                   --------       -------
  Total loans/c/                                          128,421         9,814     7.64           125,114         9,468     7.57
                                                         --------       -------                   --------       -------
  Total earning assets                                    168,222       $12,408     7.38           159,008       $11,649     7.32
                                                                        =======                                  =======
Nonearning assets                                          37,366                                   30,144
Less:  Allowance for credit losses                          3,520                                    3,826
                                                         --------                                 --------
     TOTAL ASSETS/e/                                     $202,068                                 $185,326
                                                         ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Domestic interest-bearing deposits:
 Transaction                                             $ 13,761       $   160     1.16 %        $ 13,469       $   181     1.34 %
 Savings                                                   14,427           294     2.04            13,977           312     2.23
 Money market                                              32,625           818     2.51            34,182           851     2.49
 Time                                                      28,259           864     3.06            30,939           772     2.50
                                                         --------       -------                   --------        ------
     Total domestic interest-bearing deposits              89,072         2,136     2.40            92,567         2,116     2.29
Foreign interest-bearing deposits/f/:
  Banks located in foreign countries                        6,771           421     6.23             3,346           230     6.88
  Governments and official institutions                     4,646           217     4.67             1,927            78     4.08
  Time, savings, and other                                 11,371           563     4.95            10,276           547     5.32
                                                         --------       -------                   --------         -----
     Total foreign interest-bearing deposits               22,788         1,201     5.27            15,549           855     5.50
                                                         --------       -------                   --------         -----
     Total interest-bearing deposits                      111,860         3,337     2.98           108,116         2,971     2.75
Federal funds purchased                                       611            27     4.48               570            16     2.78
Securities sold under repurchase agreements                 6,455           351     5.44             2,837           158     5.58
Other short-term borrowings                                 4,231           275     6.50             3,088           201     6.52
Long-term debt                                             13,920           810     5.82            14,090           727     5.16
Subordinated capital notes                                    606            42     6.84             1,499           113     7.52
                                                         --------       -------                   --------       -------
  Total interest-bearing liabilities                      137,683       $ 4,842     3.52           130,200       $ 4,186     3.22
                                                                        =======                                  =======
Domestic noninterest-bearing deposits                      31,938                                   30,688
Foreign noninterest-bearing deposits                        1,498                                    1,425
Other noninterest-bearing liabilities                      13,258                                    6,728
                                                         --------                                 --------
  Total liabilities/e/                                    184,377                                  169,041
Stockholders' equity                                       17,691                                   16,285
                                                         --------                                 --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $202,068                                 $185,326
                                                         ========                                 ========
Interest income as a percentage of average earning assets                           7.38  %                                  7.32 %
Interest expense as a percentage of average earning assets                         (2.88)                                   (2.63)
                                                                                    ----                                     ----
     NET INTEREST MARGIN                                                            4.50  %                                  4.69 %
                                                                                   =====                                    =====



================================================================================

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.

/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent basis adjustments are based on a marginal tax rate of 35 percent for 1994 and 1993, and 34 percent for 1992.

/c/ Average balances include nonaccrual assets.

/d/ Refer to the table on page 7 for more detail on available-for-sale and held-to-maturity securities.

/e/ The percentage of average total assets attributable to foreign operations for the years ended December 31, 1994, 1993, and 1992 were 18 percent, 16 percent, and 16 percent, respectively. The percentage of average total liabilities attributable to foreign operations for the same periods were 18 percent, 15 percent, and 16 percent, respectively.

/f/ Primarily consists of time certificates of deposit in denominations of $100,000 or more.

================================================================================

================================================================================

   Year Ended December 31, 1992                       Fourth Quarter 1994
- ----------------------------------               ---------------------------------
 Balance/a/   Interest/b/  Rate/b/                Balance/a/  Interest/b/  Rate/b/
- ----------------------------------               ---------------------------------

 $ 4,055/c/     $  283     6.97 %                 $ 5,860      $   108       7.33 %
   1,617            61     3.76                       837           11       5.21
   4,400           163     3.70                     6,956          106       6.05
   4,234           300     7.08                     6,770          125       7.31
   1,401           123     8.79                    10,393/c/       182       6.96
  11,092           972     8.76                     8,427/c/       156       7.40

  25,577         1,975     7.72                    33,400          523       6.27
   7,963         1,329    16.70                     7,602          289      15.22
  23,149         2,273     9.82                    26,089          596       9.07
  19,640         1,227     6.25                    28,523          576       8.02
   8,735           697     7.98                    10,018          212       8.46
   6,700           349     5.21                     3,857           85       8.69
   1,821            70     3.85                     2,761           37       5.32
   1,554           121     7.81                     1,668           36       8.61
   1,669           240    14.40                     1,724           26       6.03
   1,049            46     4.38                     1,590           26       6.47
     830            42     5.10                     1,355           21       6.15
- --------       -------                           --------      -------
  98,687         8,369     8.48                   118,587        2,427       8.15
  17,492         1,364     7.80                    19,989          371       7.35
- --------       -------                           --------      -------
 116,179         9,733     8.38                   138,576        2,798       8.03
- --------       -------                            -------      -------
 142,978       $11,635     8.13                   177,819      $ 3,486       7.80
  26,638       =======                             40,478      =======
   3,764                                            3,648
- --------                                         --------
$165,852                                         $214,649
========                                         ========


$ 11,368       $   222     1.95 %                $ 13,674      $    40       1.17 %
  13,454           399     2.96                    14,190           74       2.06
  27,504           896     3.26                    32,050          215       2.67
  31,925         1,209     3.79                    31,411          310       3.92
- --------       -------                           --------       ------
  84,251         2,726     3.24                    91,325          639       2.78

   3,440           269     7.83                     8,737          138       6.26
   1,931            94     4.86                     5,183           69       5.28
  10,173           680     6.68                    12,313          173       5.58
- --------       -------                           --------       ------
  15,544         1,043     6.71                    26,233          380       5.75
- --------       -------                           --------       ------
  99,795         3,769     3.78                   117,558        1,019       3.44
     626            20     3.24                     1,168           15       5.22
   2,015           108     5.35                     6,623           93       5.55
   3,913           270     6.90                     5,094           84       6.53
  10,158           614     6.04                    14,769          245       6.56
   1,836           114     6.22                       605           11       7.08
- --------       -------                           --------      -------
 118,343       $ 4,895     4.14                   145,817      $ 1,467       3.99
  26,029       =======                             33,930      =======
   1,521                                            1,634
   7,360                                           14,286
- --------                                         --------
 153,253                                          195,667
  12,599                                           18,982
- --------                                         --------
$165,852                                         $214,649
========                                         ========
                           8.13 %                                           7.80 %
                          (3.42)                                           (3.27)
                          -----                                            -----
                           4.71 %                                           4.53 %
                          =====                                            =====




           Fourth Quarter 1993
- -------------------------------------
   Balance/a/  Interest/b/   Rate/b/
- -------------------------------------
 $ 3,142/c/    $    54       6.82%
     878             6       3.09
   4,830            54       4.42
   7,296           103       5.57
   3,388            62       7.30
  16,368           273       6.65
  30,515           456       5.98
   7,227           292      16.16
  24,084           532       8.77
  20,197           348       6.84
   9,317           178       7.62
   4,874            74       5.98
   2,266            20       3.56
   1,572            32       7.93
   1,737            44      10.08
   2,266            22       3.84
   1,178            14       4.83
- --------       -------
 105,233         2,012       7.61
  19,998           318       6.31
- --------       -------
 125,231         2,330       7.41
- --------       -------
 161,133       $ 2,882       7.12
  29,263       =======
   3,690
- --------
$186,706
========


$ 13,684       $    40       1.16%
  14,130            72       2.04
  34,007           203       2.37
  28,349           185       2.59
- --------        ------

  90,170           500       2.20

   4,130            67       6.40
   2,568            26       4.02
  10,343           122       4.70
- --------        ------
  17,041           215       5.01
- --------        ------
 107,211           715       2.65
     511             4       2.81
   3,548            46       5.15
   3,538            56       6.30
  13,871           177       5.04
     817            13       6.22
- --------       -------
 129,496       $ 1,011       3.10
  32,283       =======
   1,473
   6,602
- --------
 169,854
  16,852
- --------
$186,706
========
                             7.12%
                            (2.49)
                            -----
                             4.63%
                            =====

- --------------------------------------------------------------------------------

================================================================================

NET INTEREST INCOME ANALYSIS
================================================================================

                                                 YEAR ENDED DECEMBER 31, 1994 OVER 1993       YEAR ENDED DECEMBER 31, 1993 OVER 1992
                                                ---------------------------------------      ---------------------------------------
                                                         INCREASE (DECREASE)/a/                       INCREASE (DECREASE)/a/
                                                ---------------------------------------      ---------------------------------------
(in millions)                                       Volume         Rate         Net              Volume          Rate          Net
- ------------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME/b/
Interest-bearing deposits in banks                   $ 152        $ (21)      $ 131              $(104)         $  15        $ (89)
Federal funds sold                                       7           13          20                (17)            (9)         (26)
Securities purchased under resale agreements           129           48         177                (20)            31           11
Trading account assets                                  23           78         101                131            (56)          75
Available-for-sale securities:
 U.S. Treasury and other government agency
   securities                                           74            4          78                 69             (9)          60
 Mortgage-backed securities                            171          (26)        145                 71            (14)          57
 Other domestic securities                              19           (1)         18                  2              -            2
 Foreign securities                                     79           (7)         72                 42             (4)          38
                                                                              -----                                          -----
  Total available-for-sale securities                                           313                                            157
Held-to-maturity securities:
 U.S. Treasury and other government agency
   securities                                         (183)          41        (142)                30            (25)           5
 Mortgage-backed securities                           (273)          (9)       (282)               344           (147)         197
 State, county, and municipal securities                (6)           1          (5)                 -             (2)          (2)
 Other domestic securities                             (48)         (32)        (80)                (8)           (17)         (25)
 Foreign securities                                    180            -         180                (19)            (5)         (24)
                                                                              -----                                          -----
  Total held-to-maturity securities                                            (329)                                           151
Domestic loans:
 Consumer-residential first mortgages                  151          (96)         55                281           (398)        (117)
 Consumer-credit card                                  (35)         (46)        (81)               (75)           (34)        (109)
 Other consumer                                         34          (38)         (4)               143           (186)         (43)
 Commercial and industrial                             206          158         364                 60             14           74
 Commercial loans secured by real estate               (23)          51          28                 75            (43)          32
 Construction and
  development loans
  secured by real estate                              (109)         121          12                (51)            (3)         (54)
 Financial institutions                                  7           33          40                  5             (7)          (2)
 Agricultural                                            3            4           7                  4             (3)           1
 Lease financing                                       (12)         (78)        (90)                14            (35)         (21)
 Loans for purchasing or carrying securities            17           16          33                 17             (4)          13
 Other                                                   8           13          21                 14             (1)          13
                                                                              -----                                          -----
  Total domestic loans                                                          385                                           (213)
Foreign loans                                          (66)          27         (39)               149           (201)         (52)
                                                                              -----                                          -----
  Total loans                                                                   346                                           (265)
                                                                              -----                                          -----
    NET INCREASE                                                              $ 759                                          $  14
                                                                              =====                                          =====
INTEREST EXPENSE
Domestic interest-bearing deposits:
 Transaction                                         $   4        $ (25)      $ (21)            $   36          $ (77)       $ (41)
 Savings                                                10          (28)        (18)                15           (102)         (87)
 Money market                                          (40)           7         (33)               192           (237)         (45)
 Time                                                  (71)         163          92                (36)          (401)        (437)
                                                                              -----                                          -----
  Total domestic interest-bearing deposits                                       20                                           (610)
Foreign interest-bearing deposits:
 Banks located in foreign countries                    215          (24)        191                 (7)           (32)         (39)
 Governments and official institutions                 126           13         139                  -            (16)         (16)
 Time, savings, and other                               56          (40)         16                  7           (140)        (133)
                                                                              -----                                          -----
  Total foreign interest-bearing deposits                                       346                                           (188)
                                                                              -----                                          -----
  Total interest-bearing deposits                                               366                                           (798)
Federal funds purchased                                  1           10          11                 (2)            (2)          (4)
Securities sold under repurchase agreements            197           (4)        193                 45              5           50
Other short-term borrowings                             75           (1)         74                (55)           (14)         (69)
Long-term debt                                          (9)          92          83                212            (99)         113
Subordinated capital notes                             (62)          (9)        (71)               (23)            22           (1)
                                                                              -----                                          -----
    NET INCREASE (DECREASE)                                                   $ 656                                          $(709)
                                                                              =====                                          =====

- --------------------------------------------------------------------------------
/a/ Changes that are the result of a joint volume and rate fluctuation are allocated in proportion to the volume and rate changes.

/b/ Interest income is presented on a taxable-equivalent basis. The taxable-equivalent basis adjustments are based on a marginal tax rate of 35 percent for 1994 and 1993, and 34 percent for 1992.

================================================================================

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES-AVERAGE BALANCES, INTEREST,
- --------------------------------------------------------------------------------
AND AVERAGE RATES
- -----------------

                                                    Year Ended December 31, 1994                    Year Ended December 31, 1993
                                             ---------------------------------------------------------------------------------------
                                                                                           Rate
                                                                               Rate    based on
                                                                           based on   amortized
(dollar amounts in millions)                 Balance/a/  Interest/b/   fair value/b/     cost/b/     Balance/a/ Interest/b/ Rate/b/
- ------------------------------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
 agency securities                              $3,029        $164          5.42%        5.41%         $1,646      $ 86      5.20%
Mortgage-backed securities                       4,410         263          5.96         5.88           1,606       118      7.35
Other domestic securities                          427          21          4.78         5.00              39         3      7.19
Foreign securities                               1,809/c/      145          8.05         7.09             827        73      8.83
- ------------------------------------------------------------------------------------------------------------------------------------
                                                $9,675        $593          6.13%        5.95%         $4,118      $280      6.79%
- ------------------------------------------------====================================================================================


                                                 Year Ended December 31, 1992
                                           ---------------------------------------

(dollar amounts in millions)                 Balance/a/    Interest/b/     Rate/b/
- -----------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
 agency securities                              $  360          $ 26        7.11%
Mortgage-backed securities                         671            61        9.09
Other domestic securities                           17             1       10.13
Foreign securities                                 353            35        9.87
- -----------------------------------------------------------------------------------
                                                $1,401          $123        8.79%
- ------------------------------------------------===================================

                                Year Ended December 31, 1994     Year Ended December 31, 1993      Year Ended December 31, 1992
                              -------------------------------   ------------------------------     -------------------------------
(dollar amounts in
 millions)                    Balance/a/   Interest/b/  Rate/b/  Balance/a/  Interest/b/  Rate/b/  Balance/a/  Interest/b/ Rate/b/
- -----------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
 SECURITIES

U.S. Treasury and other
 government
 agency securities             $   689          $ 46     6.72%    $ 3,554     $  188      5.28%    $ 3,036      $183      6.06%
Mortgage-backed securities       6,985           503     7.20      10,784        785      7.28       6,341       588      9.27
State, county, and municipal
 securities                        479            39     8.12         553         44      7.93         549        46       8.34
Other domestic securities          224            16     7.11         740         96     13.01/d/      797       121      15.13/d/
Foreign securities               2,428/c/        190     7.83         128         10      7.61         369        34       9.17
- ----------------------------------------------------------------------------------------------------------------------------------
                               $10,805          $794     7.35%    $15,759     $1,123      7.13%    $11,092      $972       8.76%
- -------------------------------===================================================================================================


                                                           Fourth Quarter 1994                          Fourth Quarter  1993
                                               -------------------------------------------------------------------------------------
                                                                                              Rate
                                                                                   Rate   based on
                                                                               based on  amortized
(dollar amounts in  millions)                  Balance/a/   Interest/b/    fair value/b/   cost/b/  Balance/a/ Interest/b/   Rate/b/
- ------------------------------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government agency
 securities                                    $ 2,317           $ 31          5.27%        5.17%      $  752         $15      7.78%
Mortgage-backed securities                       5,678             98          6.88         6.62        1,797          27      6.09
Other domestic securities                          491              6          5.09         5.34           54           1      5.41
Foreign securities                               1,907/c/          47          9.73         8.76          785          19      9.72
- ------------------------------------------------------------------------------------------------------------------------------------
                                               $10,393           $182          6.96%        6.67%      $3,388         $62      7.30%
- -----------------------------------------------=====================================================================================


                                                                  Fourth Quarter 1994                 Fourth  Quarter 1993
                                                         ------------------------------------   -----------------------------------

(dollar amounts in millions)                              Balance/a/    Interest/b/     Rate/b/    Balance/a/  Interest/b/  Rate/b/
- ------------------------------------------------------------------------------------------------------------------------------------

HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government agency
 securities                                               $  482           $  9        7.02%      $ 3,527         $ 49     5.56%
Mortgage-backed securities                                 4,782             85        7.11        11,506          198     6.87
State, county, and municipal
 securities                                                  461              9        8.14           524           10     7.55
Other domestic securities                                    196              3        6.96           557           11     7.51
Foreign securities                                         2,506/c/          50        7.84           254            5     7.98
- ---------------------------------------------------------------------------------------------------------------------------------
                                                          $8,427           $156        7.40%      $16,368         $273     6.65%
- ----------------------------------------------------------=======================================================================

=================================================================================================================================

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.

/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent basis adjustments are based on a marginal tax rate of 35 percent for 1994 and 1993, and 34 percent for 1992.

/c/ Average balances include nonaccrual assets.

/d/ Rates reflect income recognized on call premiums received and unamortized discounts related to debentures called prior to maturity.

================================================================================

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
================================================================================

Carrying Value and Yield by Contractual Maturity Date
================================================================================

                                               Avaiable-For-Sale Securities
                             -----------------------------------------------------------------
                            December 31, 1994/a/     December 31, 1993      December 31, 1992
                             -------------------     -----------------      ------------------
(dollar amounts in millions) Amount    Yield/b/       Amount  Yield/b/       Amount   Yield/b/
- ----------------------------------------------------------------------------------------------

U.S. TREASURY AND OTHER
 GOVERNMENT AGENCY
 SECURITIES
Due in one year or less      $1,127     5.78%          $  51    3.13%         $    -       -%
Due after one year through
 five years                     542     7.54             593    7.69             600    8.08
Due after five years
 through ten years              241     5.94             101    8.39             100    8.50
Due after ten years             312    11.34               3    8.50               -       -
                             ------                    -----                  ------
                              2,222                      748                     700
MORTGAGE-BACKED SECURITIES
Due in one year or less          84     5.74               -       -               -       -
Due after one year through
 five years                       3     6.88               -       -               -       -
Due after five years
 through ten years              214     5.94               7    9.00              25    8.41
Due after ten years           4,972     6.64           1,737    5.62           1,218    6.76
                             ------                   ------                  ------
                              5,273                    1,744                   1,243
STATE, COUNTY, AND
 MUNICIPAL
 SECURITIES
Due in one year or less           -        -               -       -               -       -
Due after one year through
 five years                       2     8.09               -       -               -       -
Due after five years
 through ten years                1     5.37               -       -               -       -
Due after ten years               6     7.31               -       -               -       -
                             ------                   ------                  ------
                                  9                        -                       -
OTHER SECURITIES
Due in one year or less         430     6.78             583    5.41             291    6.18
Due after one year through
 five years                     524     6.52             108    7.46             304    6.98
Due after five years
 through ten years              111     6.68              72    8.13             120    7.34
Due after ten years           1,052     6.25              27    4.67               3    5.49
                             ------                   ------                  ------
                              2,117                      790                     718
                             ------                   ------                  ------
                             $9,621                   $3,282                  $2,661
                             ======                   ======                  ======

                                                Held-to-Maturity Securities
                                 ------------------------------------------------------------
                                December 31, 1994     December 31, 1993     December 31, 1992
                                 -----------------     ----------------      -----------------
(in millions)                    Amount   Yield/b/     Amount  Yield/b/      Amount   Yield/b/
- ----------------------------------------------------------------------------------------------
U.S. TREASURY AND OTHER
 GOVERNMENT AGENCY
 SECURITIES
Due in one year or less          $  203   7.56%        $ 1,730    5.43%      $   856    3.36%
Due after one year through
 five years                         223   6.76             997    6.31         1,883    6.46
Due after five years
 through ten years                    1   6.29              28    7.74            35    7.45
Due after ten years                   3   6.05             694    6.63             -       -
                                 ------                 ------                ------
                                    430                  3,449                 2,774
MORTGAGE-BACKED SECURITIES
Due in one year or less               -      -              42    6.03            48    5.82
Due after one year through
 five years                           -      -             116    6.69           317    7.05
Due after five years
 through ten years                  237   7.40             488    6.92           623    6.23
Due after ten years               4,517   7.29          10,671    7.00         7,296    7.68
                                 ------                -------                ------
                                  4,754                 11,317                 8,284
STATE, COUNTY, AND
 MUNICIPAL
 SECURITIES
Due in one year or less              60   4.99              60    6.55           63    7.39
Due after one year through
 five years                         140   5.16             173    7.08          191    7.77
Due after five years
 through ten years                  104   5.36             116    6.99          149    9.50
Due after ten years                 174   5.31             167    7.82          195   10.44
                                 ------                -------               ------
                                    478                    516                  598
OTHER SECURITIES
Due in one year or less             987   7.80             515    8.69          237    7.08
Due after one year through
 five years                         172   7.39             302    7.69          304    7.52
Due after five years
 through ten years                   77   8.47             157    6.47          273    7.96
Due after ten years               1,269   6.51             159    8.82          123    6.55
                                 ------                -------              -------
                                  2,505                  1,133                  937
                                 ------                -------              -------
                                 $8,167                $16,415              $12,593
                                 ======                =======              =======

===============================================================================

/a/These amounts exclude equity securities, which have no contractual maturities.
/b/Yields on tax-exempt securities have not been computed on a taxable-equivalent basis.

BAC modified its accounting policies beginning in the third quarter of 1992 to classify a portion of its securities portfolio as being available for sale. Information on this modification and the securities portfolios is incorporated by reference from page 52 of Note 1 and Note 7 on pages 60 and 61 of the 1994 Annual Report to Shareholders. Effective January 1, 1994, BAC adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Additional information regarding SFAS No. 115 is incorporated by reference from page 52 of Note 1 and Note 7 on pages 60 and 61 of the 1994 Annual Report to Shareholders.

================================================================================

LOAN PORTFOLIO       Loan Outstandings by Type
                     ==========================================================

                     Information on loan outstandings by type is incorporated by reference from page 31 of the 1994 Annual Report to Shareholders.

                     Maturity Distribution and Interest Rate Sensitivity of Certain Types of Loans
                     ===========================================================

                                                                                  Remaining Maturities as of December 31, 1994
                                                                           ------------------------------------------------------
                                                                                             Due after One
                                                                            Due in One        Year through      Due after
                                (in millions)                              Year or Less         Five Years     Five Years   Total
                               -----------------------------------------------------------------------------------------------------
                               MATURITY DISTRIBUTION OF LOANS
                               Domestic commercial loans:
                                Secured by real estate                       $ 3,595        $ 3,250            $3,432      $10,277
                                Construction and development secured by
                                 real estate                                   2,150          1,271               195        3,616
                                Commercial and industrial,
                                 financial institutions,
                                 and agricultural                             21,673         10,103             1,750       33,526
                               Foreign loans                                  15,032          2,279             3,052       20,363
                               -----------------------------------------------------------------------------------------------------

                                                                             $42,450        $16,903            $8,429      $67,782
                               ----------------------------------------------=======================================================

                               LOANS DUE AFTER ONE YEAR
                               Predetermined interest rates                                 $ 3,805            $2,676      $ 6,481
                               Floating or adjustable interest rates                         13,098             5,753       18,851
                               -----------------------------------------------------------------------------------------------------

                                                                                            $16,903            $8,429      $25,332
                               -------------------------------------------------------------=======================================

                     Principal repayments of loans are reported above in the maturity category in which remaining payments are due under the contractual terms of the loan. Certain loan agreements provide rollover options that may extend the contractual maturity of these loans. However, these extensions are not reflected in the table above until such time as the option is exercised.

================================================================================

        CROSS-BORDERS OUTSTANDINGS EXCEEDING ONE PERCENT OF
        TOTAL ASSETS
        ========================================================================

                                                                                                                       Cross-Border
                                                                                                          Total        Outstandings
           (dollar amounts                                   Public                 Private        Cross-Border     as a Percentage
           in millions)/a/b/c/d/           December 31       Sector/e/   Banks/e/    Sector/e/     Outstandings     of Total Assets
           ------------------------------------------------------------------------------------------------------------------------
           Japan                                  1994         $ 17     $1,248       $2,292              $3,557               1.65%
                                                  1993           10      1,490        2,054               3,554               1.90
                                                  1992            6        891        1,953               2,850               1.58

           Spain                                  1994           57        108        1,817               1,982               0.92
                                                  1993           56        105        1,941               2,102               1.12
                                                  1992           33         39        1,026               1,098               0.61

           Hong Kong                              1994            -        185        1,203               1,387               0.64
                                                  1993            -        110        2,181               2,291               1.23
                                                  1992            -      1,008        1,005               2,013               1.11

           United Kingdom                         1994          256        373          647               1,275               0.59
                                                  1993          272        177          815               1,264               0.68
                                                  1992          154        176        1,890               2,220               1.23
           -------------------------------------------------------------------------------------------------------------------------

                   /a/ Cross-border outstandings include the following assets, primarily in U.S. dollars, with borrowers or customers in a foreign country: loans, accrued interest, acceptances, interest-bearing deposits with other banks, trading account assets, available-for-sale securities, held-to-maturity securities, other interest-earning investments, and other monetary assets. Local currency outstandings that are neither hedged nor funded by local currency borrowings are included in cross-border outstandings. Guarantees of outstandings of borrowers of other countries are considered outstandings of the guarantor. Loans made to, or deposits placed with, a branch of a foreign bank located outside the foreign bank's home country are considered loans or deposits with the country in which the foreign bank is headquartered. Outstandings of a country do not include amounts of principal or interest that are supported by written, legally enforceable guarantees by guarantors from other countries or the amount of outstandings to the extent that they are secured by tangible, liquid collateral held and realizable by BAC outside the country.

                   /b/ At December 31, 1994, total unfunded commitments of the countries listed above, whose unfunded commitments exceeded 10 percent of their respective cross-border outstandings, were as follows: Japan, $903 million; Hong Kong, $281 million; and the United Kingdom, $1,756 million.

                  /c/ Included in the cross-border outstandings of the countries listed are loans and other interest-bearing assets on nonaccrual status as follows: $18 million, $16 million, and $14 million for Japan at December 31, 1994, 1993, and 1992, respectively; $3 million, $6 million, and $2 million for Spain at December 31, 1994, 1993, and 1992, respectively; $2 million and $7 million for Hong Kong at December 31, 1994 and 1993, respectively; and, $45 million, $52 million, and $72 million for the United Kingdom at December 31, 1994, 1993, and 1992, respectively.

                   /d/ No country excluded from this table had cross-border
                       outstandings between 0.75 percent and 1.00 percent for any of the periods presented except $1,799 million for South Korea at December 31, 1994.

                       No other country excluded from this table had cross-border outstandings between 0.75 percent and 1.00 percent of total assets for any of the periods presented. However, not included in cross-border outstandings with Mexico were par bonds issued by the government of Mexico with a face value of $1,341 million at December 31, 1994, 1993, and 1992. The par bonds had a carrying value of $1,109 million, $1,297 million, and $1,299 million at December 31, 1994, 1993, and 1992, respectively. At December 31, 1994, the par bonds had a total fair value of approximately $765 million. Due to the first-quarter 1994 adoption of SFAS No. 115, certain of these par bonds were recorded in available-for-sale securities and carried at their fair value of $253 million at December 31, 1994; while the remainder of these par bonds were recorded in held-to-maturity securities at their amortized cost. Principal repayment of these par bonds is collateralized by zero-coupon U.S. Treasury securities that, at maturity in 2008 and 2019, will have a redemption value equal to the face value of the par bonds. At December 31, 1994, this collateral had a fair value of approximately $210 million. Future interest payments for a rolling eighteen-month period are also collateralized by additional U.S. dollar-denominated securities permitted by the agreement. The details of the transaction in which the majority of these par bonds were acquired were reported in the Parent's Annual Report on Form 10-K for the year ended December 31, 1990. Mexico's cross-border outstandings also excluded additional securities of $30 million, $45 million, and $45 million at December 31, 1994, 1993, and 1992, which are fully collateralized at maturity by separate zero-coupon U.S. Treasury securities. Had these par bonds and other instruments been included, total cross-border outstandings with Mexico would have exceeded 0.75 percent of total assets for all periods presented.

                   /e/ Sector definitions are based on Federal Financial
                       Institutions Examination Council Instructions for preparing the Country Exposure Report.

                       Additional information on cross-border outstandings, information on countries currently experiencing liquidity problems, and a discussion of the risks inherent in BAC's foreign operations are incorporated by reference from pages 29, 33, and 34 and Note 8 on pages 61 and 62 of the 1994 Annual Report to Shareholders.

================================================================================

                   Off-Balance-Sheet Credit-Related Financial Instruments
                   =============================================================

                   Information on off-balance-sheet credit-related financial instruments is incorporated by reference from pages 71 and 72 of Note 21 of the 1994 Annual Report to Shareholders.


                   Nonperforming Assets
                   =============================================================

                   Information on nonperforming assests is incorporated by reference from pages 37 through 39 of the 1994 Annual Report to Shareholders.

                   Interest Income Foregone on Nonaccrual Assets
                   =============================================================

                                                                                                   Year Ended December 31
                                                                                           ------------------------------------
                           (in millions)                                                     1994          1993          1992
                           ----------------------------------------------------------------------------------------------------
                           DOMESTIC
                           Interest income that would have been recognized had the
                              assets performed in accordance with their original terms       $136          $208          $234
                           Less: Interest income included in the results of operations         51            55            74
                           ----------------------------------------------------------------------------------------------------
                             Domestic interest income foregone                                 85           153           160
                           FOREIGN
                           Interest income that would have been recognized had the
                              assets performed in accordance with their original terms         18            18            55
                           Less: Interest income included in the results of operations          9             7            46
                           ----------------------------------------------------------------------------------------------------
                             Foreign interest income foregone                                   9            11             9
                           ----------------------------------------------------------------------------------------------------
                                                                                             $ 94          $164          $169
                           ------------------------------------------------------------------==================================

                           The following is a summary of certain information
                           related to the above data:
                           DOMESTIC
                           Carrying values related to interest income included
                             in the results of operations/a/                                 $435          $879         $1,442
                           Cash interest payments used to offset principal balance             51            80            213
                           Carrying values related to cash interest payments used to offset
                             principal balances/a/                                            856         1,098          1,755
                           FOREIGN
                           Carrying values related to interest income included
                             in the results of operations/a/                                  127            71            348
                           Cash interest payments used to offset principal balance              9             7            185
                           Carrying values related to cash interest payments used to offset
                             principal balances/a/                                             65           124            450

                   _____________________________________________________________
                /a/At period end.


                   Information on nonaccrual loan accounting policies and interest income foregone on restructed loans is incorporated by reference from page 53 of Note 1 and Notes 8 and 9 on pages 61 and 62 of the 1994 Annual Report to Shareholders.


                   Other Interest-Bearing Assets on Nonaccrual Status
                   =============================================================

                   Information on other interest-bearing assets on nonaccrual status is incorporated by reference from pages 37 and 38 of the 1994 Annual Report to Shareholders.

================================================================================

SUMMARY OF          ANNUAL CREDIT LOSS EXPERIENCE
CREDIT LOSS         ============================================================
EXPERIENCE          Information on annual credit loss experience is incorporated by reference from pages 34 through 36 of the 1994 Annual
                    Report to Shareholders.


                    ALLOWANCE FOR FOREIGN CREDIT LOSSES/a/
                    ============================================================

                                                                                          YEAR ENDED DECEMBER 31
                                                                -----------------------------------------------------------------
                             (in millions)                        1994          1993          1992          1991             1990
                             ----------------------------------------------------------------------------------------------------
                             BALANCE, BEGINNING OF YEAR           $322          $559          $808          $1,665        $2,473

                             Credit losses                          42            36           126             375           548
                             Credit loss recoveries                124            66           174              54            96
                             ----------------------------------------------------------------------------------------------------
                               Net credit (losses) recoveries       82            30            48            (321)         (452)
                             Provision for  credit losses            -             -             3               -           262
                             Losses on the sale or swap of loans
                               to restructuring countries            -            (3)          (72)           (207)         (620)
                             Other net additions (deductions)      (13)         (264)/ab/     (228)/a/        (329)/a/         2
                             ----------------------------------------------------------------------------------------------------
                                  BALANCE, END OF YEAR            $391          $322          $559          $  808        $1,665
                             ====================================================================================================

                          /a/The allocations of the allowance for credit losses
                             and the provision for credit losses are used to measure divisional profitability and are based on management's judgment of potential losses in the respective portfolios. This allocation process resulted in reductions in the allowance for foreign credit losses of $166 million, $212 million, and $327 million in 1993, 1992, and 1991, respectively. These reductions primarily related to Latin America. While management has allocated reserves to various portfolio segments for purposes of this table, the allowance is general in nature and is available for the portfolio in its entirety.

                          /b/Includes a $36 million addition related to the
                             consolidation of subsidiaries and operations that were held for disposition at December 31, 1992 and a deduction of $128 million related to the transfer of certain assets net of their related allowance to other assets, of which $88 million was regulatory-related allocated transfer risk reserve.

                             ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
                             ================================================
                             Information on the allocation of the allowance for credit losses by loan type is incorporated by reference from page 36 of the 1994 Annual Report to Shareholders.
_______________________________________________________________________________

DEPOSITS                     AVERAGE DEPOSIT BALANCES AND AVERAGE RATES
                             ==================================================

                             Average deposit balances, average rates, and average foreign deposit liabilities are shown on pages 4 and 5 of this report.

                             MATURITY DISTRIBUTION OF DOMESTIC TIME DEPOSITS OF
                             ==================================================
                             $100,000 OR MORE
                             ================

                                                                                              DECEMBER 31, 1994
                                                                               ----------------------------------------------
                                                                                 TIME CERTIFICATES                 OTHER TIME
                                                                                        OF DEPOSIT                   DEPOSITS
                            (in millions)                                      OF $100,000 OR MORE        OF $100,000 OR MORE
                            -------------------------------------------------------------------------------------------------
                            TIME REMAINING UNTIL MATURITY

                            Three months or less                                             $3,479                      $396
                            After three months through six months                             1,357                        47
                            After six months through twelve months                            1,316                        73
                            After twelve months                                               3,579                        92
                            -------------------------------------------------------------------------------------------------
                                                                                             $9,731                      $608
                            =================================================================================================

================================================================================

RETURN ON EQUITY    The ratio of average total equity to average total assets,
AND ASSETS          the rates of return on average total assets and average
                    common and total equity, and the dividend payout ratios for the years ended December 31, 1994, 1993, and 1992 are incorporated by reference from page 18 of the 1994 Annual
                    Report to Shareholders.

________________________________________________________________________________

                            ========================================================================================================

SHORT-TERM
BORROWINGS                                                                           DECEMBER 31               AVERAGE DURING YEAR
                                                                              --------------------------  --------------------------
                                                                     MAXIMUM                    WEIGHTED                    WEIGHTED
                                                                OUTSTANDINGS                     AVERAGE                     AVERAGE
                            (DOLLAR AMOUNTS IN MILLIONS)         DURING YEAR  OUTSTANDINGS INTEREST RATE  OUTSTANDINGS INTEREST RATE
                            --------------------------------------------------------------------------------------------------------

                             1994
                             Federal funds purchased/a/               $3,283         $3,283         5.45%        $  611       4.48%
                             Securities sold under repurchase
                              agreements/a/                            8,026          5,505         5.90          6,455       5.44
                             Other short-term borrowings               5,796          5,053         6.58          4,231       6.50
                            --------------------------------------------------------------------------------------------------------

                             1993
                             Federal funds purchased/a/               $1,763         $  220         2.84%        $  570       2.78%
                             Securities sold under repurchase
                              agreements/a/                            4,361          4,229         4.95          2,837       5.58
                             Other short-term borrowings               3,581          3,523         6.66          3,088       6.52
                            --------------------------------------------------------------------------------------------------------

                             1992
                             Federal funds purchased/a/               $1,469         $  417         2.57%        $  626       3.24%
                             Securities sold under repurchase
                              agreements/a/                            2,542            926         6.28          2,015       5.35
                             Other short-term borrowings               7,128          2,092         6.81          3,913       6.90
                            ========================================================================================================

                    /a/ Federal funds purchased and securities sold under
                        repurchase agreements mature either overnight or weekly.

________________________________________________________________________________

COMPETITION         BAC, both in the United States and internationally, operates in intensely competitive environments. Domestically, BAC competes with other banks, financial institutions, and nonbanking institutions, such as finance companies, insurance companies, brokerage firms, and investment banking firms, throughout the United States. In recent years, competition has also developed from predominantly non-finance companies that offer credit card and other consumer finance services. Competition for deposit and loan products is strong, from both banking and nonbanking firms, and affects the rates of those products as well as the terms on which they are offered to customers. Internationally, BAC primarily competes with major foreign banks, domestic banks with international operations, and other financial institutions. Both domestically and internationally, BAC strives to maintain and improve its competitive position by providing high quality service and a wide array of products at competitive prices.

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

================================================================================

                    Technological innovation has also led to greater competition in domestic and international financial services markets. Since the advent of automated transfer payment systems, competition between depository and nondepository institutions has increased. In addition, retail customers now expect a choice of several delivery systems and channels, including telephone, mail, home computers, ATMs, self-service branches, and supermarket branches. The sources of competition include savings and loan associations, credit unions, brokerage firms, money market mutual funds, asset management groups, finance and insurance companies, mortgage banking firms, and telecommunications providers. In addition, both foreign and domestic banks have developed greater international network capabilities as national economies have become globally integrated.

                    The actions and policy directives of the Federal Reserve Board (FRB) determine, to a significant degree, the cost of funds obtained from money market sources for lending and investing. The FRB also exerts substantial influence on interest rates and credit conditions by varying the discount rate on member bank borrowings and setting reserve requirements against deposits.

                    Legislative changes, along with technological and economic factors, can be expected to have an ongoing impact on the competitive environment within the financial services industry. As a major and active participant in financial markets, BAC strives to anticipate and adapt to these changing competitive conditions, but there can be no assurance as to their impact on the future results of operations or financial position of BAC.
________________________________________________________________________________

SUPERVISION         The Parent and Seafirst are primarily regulated by the Board
AND REGULATION      of Governors of the Federal Reserve System. The Bank,
                    Seattle-First, and the other national-bank subsidiaries of the Parent are primarily regulated by the Office of the Comptroller of the Currency (OCC). The state-chartered bank subsidiaries of the Parent are primarily regulated by the Federal Deposit Insurance Corporation (FDIC) and state banking regulators, except for Bank of America Nevada and Bank of America Illinois, which are primarily regulated by the FRB and state banking regulators. FSB is subject to the regulatory authority of the Office of Thrift Supervision
                    (OTS) and the FRB. In addition, all domestic depository-institution subsidiaries of the Parent are insured institutions, and therefore, subject to the authority of the FDIC.

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

                    Among other things, FDICIA provides increased funding for the BIF, primarily by increasing the authority of the FDIC to borrow from the U.S. Treasury Department, and provides for expanded regulation of depository institutions and their affiliates, including bank holding companies. The FDIC has not yet needed to borrow funds from the U.S Treasury Department. However, any future borrowings would be repaid by insurance premiums assessed by the FDIC on BIF members, including the Parent's banking subsidiaries. In addition, FDICIA generally mandates that the FDIC achieve a ratio of BIF reserves to insured deposits of banks of 1.25% by 2006, which is also to be financed by insurance premiums. The FDIC expects to achieve this ratio during 1995. The FDIC has also proposed a significant reduction in insurance premiums for BIF members to take effect when the ratio of BIF reserves to insured deposits of BIF members reaches 1.25%, but there can be no assurance that a reduction will occur until final regulatory action is taken. FDICIA also provides authority for special assessments against deposits of all BIF members.

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

                    It is BAC's policy to maintain the risk-based capital ratios of its banking subsidiaries above the "well capitalized" level, which allows it to avoid certain additional regulatory requirements that may be imposed under FDICIA in certain cases. If a bank does not meet any one of the minimum capital requirements set by its regulators, FDICIA requires that it submit a capital restoration plan for improving its capital. A holding company of a bank must guarantee that the bank will meet its capital restoration plan, subject to certain limitations. If such a guarantee were deemed to be a commitment to maintain capital under the Federal Bankruptcy

================================================================================

                    Code, a claim under such guarantee in a bankruptcy proceeding involving the holding company would be entitled to a priority over third-party creditors of the holding company. In addition, FDICIA prohibits a bank from making a capital distribution to its holding company or otherwise if it fails to meet any capital requirements and from paying interest on subordinated debt after the bank becomes "critically undercapitalized" as that term is defined by the appropriate federal banking agency.

                    Furthermore, under certain circumstances, a holding company of a bank that fails to meet certain of its capital requirements may be prohibited from making capital distributions. FDICIA also restricts the acceptance of brokered deposits by insured depository institutions that are not well capitalized and contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

                    Information related to the final capital regulations issued by the FRB on the adoption of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" and the 1993 pending regulatory proposal to incorporate interest rate risk into the risk-based capital framework is incorporated by reference from page 45 of the 1994 Annual Report to Shareholders.

                    The amount of funds available to the Parent from its subsidiaries is limited by federal and state law. The U.S. National Bank Act and other federal laws prohibit the payment of dividends by a national bank under certain circumstances, and limit the amount a national bank can pay without prior approval of the OCC. In addition, state-chartered banking subsidiaries are subject to dividend limitations imposed by applicable state laws. FSB is subject to regulatory restrictions by the OTS on its payment of dividends. Furthermore, the Federal Reserve Act restricts the amount of loans that bank subsidiaries may extend to their parent and sets out specific lending terms that must be followed by the subsidiary and parent in such transactions. Specific information related to restrictions on funds available to the Parent is incorporated by reference from Note 24 on pages 80 through 82 of the 1994 Annual Report to Shareholders.

                    The banking and financial services businesses in which BAC engages are highly regulated. The laws and regulations affecting such businesses are constantly under review by Congress, regulatory agencies, and state legislatures, and may be changed dramatically in the future. Such changes could affect the ability of bank holding companies to engage in nationwide banking and in nonbanking businesses, such as securities underwriting and insurance, in which they have been allowed to engage only on a limited basis.

                    With the enactment of the Riegle-Neal Interstate Banking and Branching and Efficiency Act of 1994, banks will be allowed to create interstate branching networks beginning June 1, 1997 in states that do not opt out of the interstate legislation. Interstate branching networks may be created earlier in states that specifically permit interstate branching prior to June 1, 1997. The enactment of this bill will enable BAC to consolidate its branching operations if it so chooses, thereby potentially reducing operating expenses and enhancing customer service. In addition, there is currently congressional support for the reform of the Glass-Steagall Act, which could cause a significant change in the makeup of the financial services industry.

================================================================================

                    Changes to banking laws and regulations may also affect the amount of capital that banks and bank holding companies are required to maintain, the premiums paid for or the availability of deposit insurance, or other matters directly affecting earnings. It is not certain what changes will occur, if any, or the effect of such changes on the profitability of BAC, its ability to compete effectively, or its ability to take advantage of new opportunities.

                    Because BAC is not involved with the manufacture or
                    transport of chemicals or toxins that might have an adverse effect on the environment, its primary exposure to
                    environmental legislation is through its lending and trust activities. BAC's lending and trust procedures include steps designed to identify and monitor this exposure to avoid any significant loss or liability related to environmental
                    regulations.
________________________________________________________________________________
EMPLOYEES           In December 1994, the actual number of persons employed by
                    BAC was 98,556. On a full-time-equivalent basis, BAC's staff level was 82,065 at December 31, 1994.

ITEM 3.  LEGAL PROCEEDINGS
________________________________________________________________________________

                    Due to the nature of its business, BAC is subject to various threatened or filed legal actions. Although the amount of the ultimate exposure, if any, cannot be determined at this time, BAC, based upon the advice of counsel, does not expect the final outcome of threatened or filed suits to have a material adverse effect on its financial position.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
________________________________________________________________________________

                    None.

PART II



================================================================================

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
________________________________________________________________________________

                    Information on dividend restrictions, dividend payments, the principal market for and trading price of the Parent's common stock, and the number of holders of such stock is incorporated by reference from pages 18, 19, and 44, Note 24 on pages 80 through 82, and Note 26 on page 84 of the 1994 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA
________________________________________________________________________________

                    Selected financial data is incorporated by reference from pages 18 and 19 of the 1994 Annual Report to Shareholders.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
________________________________________________________________________________

                    Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference from pages 18 through 45 of the 1994 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
________________________________________________________________________________
                    The Report of Independent Auditors and the consolidated financial statements of BAC are incorporated by reference from pages 47 through 84 of the 1994 Annual Report to Shareholders. See Item 14 of this report for information concerning financial statements and schedules filed with this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
________________________________________________________________________________

                    None.

PART III



================================================================================

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
________________________________________________________________________________

                    Reference is made to the text under the captions, "Executive Compensation, Benefits and Related Matters" (excluding the material under the headings "Report of Executive Personnel and Compensation Committee" and "Shareholder Return Performance Graph" therein) and "Item No. 1--Election of Directors" in the Proxy Statement for the May 25, 1995 Annual Meeting of Shareholders of the Parent for incorporation of information concerning directors and persons nominated to become directors. Information concerning executive officers of the Parent as of March 1, 1995 is set forth below.

                                    NAME                   AGE      POSITION WITH REGISTRANT
                                    Richard M. Rosenberg    64      Chairman, Chief Executive Officer,
                                                                    and President

                                    Lewis W. Coleman        53      Vice Chairman of the Board and Chief
                                                                    Financial Officer

                                    Kathleen J. Burke       43      Vice Chairman and Personnel Relations Officer

                                    David A. Coulter        47      Vice Chairman

                                    Luke S. Helms           51      Vice Chairman

                                    Jack L. Meyers          52      Vice Chairman

                                    Thomas E. Peterson      59      Vice Chairman

                                    Michael E. Rossi        50      Vice Chairman

                                    Martin A. Stein         54      Vice Chairman

                    RICHARD M. ROSENBERG was appointed Chairman and Chief Executive Officer of the Parent and the Bank on May 24, 1990, in addition to his title as President. He was appointed President of the Parent and the Bank on February 5, 1990. On April 22, 1992, Mr. Rosenberg relinquished his title as President, but was reappointed President on October 5, 1992. Previously, Mr. Rosenberg was Vice Chairman of the Board of the Parent and the Bank from 1987 to 1990.

                    LEWIS W. COLEMAN was appointed Chief Financial Officer of the Parent and the Bank on February 1, 1993, in addition to his title of Vice Chairman of the Board. He was appointed Vice Chairman of the Board of the Parent and the Bank on February 5, 1990. Previously, he was Vice Chairman of the Parent and the Bank from 1988 to 1990.

                    KATHLEEN J. BURKE was appointed Vice Chairman of the Parent and the Bank on March 14, 1994, in addition to her title as Public Relations Officer of the Parent. She was appointed Executive Vice President and Personnel Relations Officer of the Parent and Executive Vice President of the Bank on April 22, 1992 and Group Executive Vice President of the Bank on April 27, 1992. From 1989 to 1992, Ms. Burke served as an Executive Vice President of SPC and SPNB. She also served as Executive Vice President and Secretary of SPC and its principal subsidiary, Security Pacific National Bank.

================================================================================

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

                    LUKE S. HELMS was appointed Vice Chairman of the Parent and the Bank on August 2, 1993. Previously, he was Chairman and Chief Executive Officer of Seafirst and Seattle-First. He was appointed President of Seafirst and Seattle-First in 1987.


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

                    THOMAS E. PETERSON was appointed Vice Chairman of the Parent and the Bank on February 5, 1990. Previously, he was appointed Executive Vice President of the Bank and head of the Retail Banking Division in 1987.


                    MICHAEL E. ROSSI was appointed Vice Chairman of the Parent and the Bank on October 7, 1991. He was appointed Executive Vice President of the Parent on December 3, 1990, when he was also designated to be the head of Credit Policy for the Bank. He was Executive Vice President of the Commercial Banking Division-Commercial Markets Group of the Bank from 1988 to 1990.


                    MARTIN A. STEIN was appointed Vice Chairman of the Parent and the Bank on April 27, 1992. He was appointed Executive Vice President of the Parent and the Bank on June 25, 1990. At the same time, he was appointed head of the BankAmerica Systems Engineering Group of the Bank. Prior to joining the Bank, he was Executive Vice President, Director of National Operations, and Chief Information Officer for PaineWebber, Inc., a securities brokerage and investment banking firm, from 1985 to 1990.


                    The present term of office for the officers named above will expire on May 25, 1995 or on their earlier retirement, resignation, or removal. There is no family relationship between any such officers.

================================================================================

ITEM 11.  EXECUTIVE COMPENSATION
________________________________________________________________________________

                    Information concerning executive compensation is incorporated by reference from the text under the captions, "Corporate Governance-Director Remuneration, Retirement Policy and Attendance" and "Executive Compensation, Benefits and Related Matters" (excluding the material under the headings "Report of the Executive Personnel and Compensation Committee" and "Shareholder Return Performance Graph" therein) in the Proxy Statement for the May 25, 1995 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
________________________________________________________________________________

                    Information concerning ownership of equity stock of the Parent by certain beneficial owners and management is incorporated by reference from the text under the caption, "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for the May 25, 1995 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________________________________

                    Information concerning certain relationships and related transactions with officers and directors is incorporated by reference from the text under the caption, "Executive Compensation, Benefits and Related Matters" (excluding the material under the headings "Report of the Executive Personnel and Compensation Committee" and "Shareholder Return Performance Graph" therein) in the Proxy Statement for the May 25, 1995 Annual Meeting of Shareholders.

PART IV


================================================================================

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
________________________________________________________________________________

(A)(1) FINANCIAL    The report of independent auditors and the following
STATEMENTS          consolidated financial statements of BAC are incorporated
                    herein by reference from the 1994 Annual Report to Shareholders; page number references are to the 1994 Annual
                    Report to Shareholders.

                                                                                                                               Page
                             BankAmerica Corporation:
                             Report of Independent Auditors...................................................................  47
                             Consolidated Statement of Operations--
                               Years Ended December 31, 1994, 1993, and 1992..................................................  48
                             Consolidated Balance Sheet--December 31, 1994 and 1993...........................................  49
                             Consolidated Statement of Cash Flows--Years Ended December 31, 1994,
                               1993, and 1992.................................................................................  50
                             Consolidated Statement of Changes in Stockholders' Equity--
                               Years Ended December 31, 1994, 1993, and 1992..................................................  51
                             Notes to Consolidated Financial Statements.......................................................  52

_____________________________________________________________________________

(A)(2) FINANCIAL    Schedules to the consolidated financial statements
STATEMENT           (Nos. I and II of Rule 9-07) for which  provision is made
SCHEDULES           in the applicable accounting regulation of the Securities
                    and Exchange Commission (Regulation S-X) are inapplicable and therefore, are not included.

                    Financial statements and summarized financial information of unconsolidated subsidiaries or 50% or less owned persons accounted for by the equity method are not included as such subsidiaries do not, either individually or in the aggregate, constitute a significant subsidiary.

_____________________________________________________________________________
(A)(3) EXHIBITS

                                                                                                Incorporated by Reference From File
                                                                                                             No. 1-7377:
                                                                                                -----------------------------------
                                                                                                     Report on Form
                                                                                                ----------------------
                                                                                                         10-Q or 10-K
                                                                                   Filed          8-K    for the Period     Exhibit
                    No.      Description                                           Herewith       Dated      Ending            No.
                    ---------------------------------------------------------------------------------------------------------------
                    3.a.     BankAmerica Corporation Certificate of
                             Incorporation, as amended. Exhibit 3(a) for the
                             Parent's Form 8-A Amendment No. 1, filed August 25,
                             1994 (File No. 33-55225) incorporated herein by reference.

                    3.b.     BankAmerica Corporation By-laws, as amended.
                             Exhibit 3(b) for the Parent's Form S-4 Registration
                             Statement, filed January 12, 1994
                             (File No. 33-51333) incorporated herein by reference.

================================================================================

                                                                                               Incorporated by Reference From File
                                                                                                            No. 1-7377:
                                                                                               -------------------------------------

                                                                                                  Report on Form
                                                                                               ---------------------
                                                                                                          10-Q or 10-K
                                                                                     Filed       8-K      for the Period    Exhibit
                    No.      Description                                             Herewith    Dated         Ending           No.
                    ---------------------------------------------------------------------------------------------------------------

                    4.a. The Parent and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Notes 13 and 14 on pages 63 and 64 of the 1994 Annual Report to Shareholders. None of such debt exceeds 10% of the total assets of BAC;
                             therefore, copies of constituent instruments defining the rights of holders of such debt are not included as exhibits. The Parent agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.


                    4.b.     Rights Agreement dated as of April 11, 1988,               X
                             between the Parent and Manufacturers Hanover Trust
                             Company of California, as Rights Agent, as amended.

                    10.a.    BankAmerica Corporation Retirement Plan for                                     12/31/91         10(j)
                             Nonofficer Directors./a/                                                         9/30/94         10

                    10.b.    BankAmerica Corporation Deferred Compensation                                   12/31/92         10(b)
                             Plan for Directors./a/                                                           3/31/93         10

                    10.c.    BankAmerica Corporation Deferred Compensation                                   12/31/93         10(c)
                             Plan./a/

                    10.d.    BankAmerica Corporation Senior Management                                       12/31/93         10(d)
                             Incentive Plan (formerly the "Annual Management
                             Incentive Plan")./a/

                    10.e.    Supplemental CareerAccounts Plan./a/                                             3/31/92         10(a)

                    10.f.    BankAmerica Corporation Executive Compensation             X
                             Program - Benefits/Perquisites Summary./a/

                    10.g.    BankAmerica Corporation 1987 Management Stock                                   12/31/91         10(f)
                             Plan./a/

                    10.h.    Management Incentive Stock Plan./a/                                             12/31/91         10(g)

                    10.i.    1992 Management Stock Plan; amendment                      X                    12/31/91         10(h)
                             filed herewith./a/

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

                    10.l.    Security Pacific Corporation Stock-Based Incentive                               3/31/92         10(e)
                             Award Plan./a/

                    10.m.    Security Pacific Corporation Stock Option Plan./a/                               3/31/92         10(f)

              ____________________________________________________
           /a/Management contract or compensatory plan, contract, or arrangement.

                                                                                                Incorporated by Reference From File
                                                                                                       No. 1-7377:
                                                                                                ------------------------------------

                                                                                                      Report on Form
                                                                                                ------------------------
                                                                                                           10-Q or 10-K
                                                                                     Filed       8-K       for the Period   Exhibit
                    No.       Description                                           Herewith    Dated          Ending         No.
                    ----------------------------------------------------------------------------------------------------------------

                    11.      Computation of Earnings Per Common Share.                  X

                    12.a.    Ratios of Earnings to Fixed Charges and Ratios of          X
                             Earnings to Combined Fixed Charges and Preferred
                             Stock Dividends.

                    12.b.    Historical and Pro Forma Combined Ratios of                X
                             Earnings to Fixed Charges and Ratios of Earnings
                             to Combined Fixed Charges and Preferred Stock
                             Dividends.

                    13.      1994 Annual Report to Shareholders. Portions not           X
                             incorporated by reference are furnished for
                             informational purposes and are not filed herewith.

                    21.      BankAmerica Corporation Subsidiaries.                      X

                    23.      Consent of Ernst & Young LLP.                              X

                    24.      Powers of Attorney.                                        X

                    27.      Financial Data Schedule.                                   X

_______________________________________________________________________________

(B)REPORTS ON       During the fourth quarter of 1994, the Parent filed a
FORM 8-K            report on Form 8-K dated October 19, 1994. The October 19,
                    1994 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica
                    Third Quarter Earnings." After the fourth quarter of 1994, the Parent filed reports on Form 8-K dated January 6, 1995,
                    January 18, 1995, January 23, 1995, and February 6, 1995.
                    The January 6, 1995 report filed, pursuant to Items 5 and 7 of the report, a copy of the joint press release from the Parent and Arbor National Holdings, Inc. titled "Arbor
                    National Holdings/BankAmerica Merger -- Regulatory
                    Approvals." The January 18, 1995 report filed, pursuant to
                    Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Fourth Quarter Earnings." The
                    January 23, 1995 report filed, pursuant to Items 5 and 7 of the report, a tax opinion and related consent in connection with offerings of the Parent's debt securities relating to the shelf registration for such debt securities. The
                    February 6, 1995 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled
                    "BankAmerica Board Increases Common Stock Dividend and
                    Approves Stock Repurchase Program."

SIGNATURES

================================================================================

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    March 17, 1995                 BANKAMERICA CORPORATION

                                                   By /s/ JAMES H. WILLIAMS
                                                   -------------------------
                                                   (James H. Williams,
                                                   Executive Vice President
                                                   and Chief Accounting Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               SIGNATURE                  TITLE
                      Principal Executive Officer
                      and Director:

                      /s/   RICHARD M. ROSENBERG          Chairman and Chief Executive
                      -----------------------------       Officer
                            (Richard M. Rosenberg)

                      Principal Financial Officer
                      and Director:

                      /s/    LEWIS W. COLEMAN             Vice Chairman of the Board and
                      -----------------------------       Chief Financial Officer
                            (Lewis W. Coleman)

                      Principal Accounting Officer:

                      /s/    JAMES H. WILLIAMS            Executive Vice President
                      -----------------------------       and Chief Accounting Officer
                            (James H. Williams)

                      Directors:


                    JOSEPH F. ALIBRANDI*     Director          PHILIP M. HAWLEY*        Director
                    JILL E. BARAD*           Director          FRANK L. HOPE, JR.*      Director
                    PETER B. BEDFORD*        Director          IGNACIO E. LOZANO, JR.*  Director
                    ANDREW F. BRIMMER*       Director          CORNELL C. MAIER*        Director
                    RICHARD A. CLARKE*       Director          WALTER E. MASSEY*        Director
                    TIMM F. CRULL*           Director          JOHN M. RICHMAN*         Director
                    KATHLEEN FELDSTEIN*      Director          A. MICHAEL SPENCE*       Director
                    DONALD E. GUINN*         Director



                    A majority of the members of the Board of Directors.

                    *By           /s/  CHERYL SOROKIN
                        ------------------------------------------
                             (Cheryl Sorokin, Attorney-in-Fact)

                    Dated: March 17, 1995

Other information about
BankAmerica Corporation may
be found in its quarterly Analytical
Review and Form 10-Q and its
Annual Report to Shareholders.
These reports, as well as additional
copies of this Form 10-K, may be
obtained from:

Corporate Public Relations #3124
Bank of America
P.O. Box 37000
San Francisco, CA 94137



================================================================================


                  [BANKAMERICA CORPORATION LOGO APPEARS HERE]

                                  BANKAMERICA
________________________________________________________________________________

NL-9 2-95              [RECYCLED PAPER LOGO APPEARS HERE]         RECYCLED PAPER

                                 EXHIBIT INDEX

                                                                                                Incorporated by Reference From File
                                                                                                             No. 1-7377:
                                                                                                -----------------------------------
                                                                                                     Report on Form
                                                                                                ----------------------
                                                                                                         10-Q or 10-K
                                                                                   Filed          8-K    for the Period     Exhibit
                    No.      Description                                           Herewith       Dated      Ending            No.
                    ---------------------------------------------------------------------------------------------------------------
                    3.a.     BankAmerica Corporation Certificate of
                             Incorporation, as amended. Exhibit 3(a) for the
                             Parent's Form 8-A Amendment No. 1, filed August 25,
                             1994 (File No. 33-55225) incorporated
                             herein by reference.

                    3.b.     BankAmerica Corporation By-laws, as amended.
                             Exhibit 3(b) for the Parent's Form S-4 Registration
                             Statement, filed January 12, 1994
                             (File No. 33-51333) incorporated herein by reference.

                    4.a. The Parent and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Notes 13 and 14 on pages 63 and 64 of the 1994 Annual Report to Shareholders. None of such debt exceeds 10% of the total assets of BAC;
                             therefore, copies of constituent instruments defining the rights of holders of such debt are not included as exhibits. The Parent agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

                    4.b.     Rights Agreement dated as of April 11, 1988,               X
                             between the Parent and Manufacturers Hanover Trust
                             Company of California, as Rights Agent, as amended.

                    10.a.    BankAmerica Corporation Retirement Plan for                                     12/31/91         10(j)
                             Nonofficer Directors./a/                                                         9/30/94         10

                    10.b.    BankAmerica Corporation Deferred Compensation                                   12/31/92         10(b)
                             Plan for Directors./a/                                                           3/31/93         10

                    10.c.    BankAmerica Corporation Deferred Compensation                                   12/31/93         10(c)
                             Plan./a/

                    10.d.    BankAmerica Corporation Senior Management                                       12/31/93         10(d)
                             Incentive Plan (formerly the "Annual Management
                             Incentive Plan")./a/

                    10.e.    Supplemental CareerAccounts Plan./a/                                             3/31/92         10(a)

                    10.f.    BankAmerica Corporation Executive Compensation             X
                             Program - Benefits/Perquisites Summary./a/

                    10.g.    BankAmerica Corporation 1987 Management Stock                                   12/31/91         10(f)
                             Plan./a/

                    10.h.    Management Incentive Stock Plan./a/                                             12/31/91         10(g)

                    10.i.    1992 Management Stock Plan; amendment                      X                    12/31/91         10(h)
                             filed herewith./a/

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

                    10.l.    Security Pacific Corporation Stock-Based Incentive                               3/31/92         10(e)
                             Award Plan./a/

                    10.m.    Security Pacific Corporation Stock Option Plan./a/                               3/31/92         10(f)

                    _______________________________________________________
                    /a/Management contract or compensatory plan, contract, or
                    arrangement.

                                 EXHIBIT INDEX

                                                                                                Incorporated by Reference From File
                                                                                                             No. 1-7377:
                                                                                                -----------------------------------
                                                                                                     Report on Form
                                                                                                ----------------------
                                                                                                         10-Q or 10-K
                                                                                   Filed          8-K    for the Period     Exhibit
                    No.      Description                                           Herewith       Dated      Ending            No.
                    ---------------------------------------------------------------------------------------------------------------
                    11.      Computation of Earnings Per Common Share.                  X

                    12.a.    Ratios of Earnings to Fixed Charges and Ratios of          X
                             Earnings to Combined Fixed Charges and Preferred
                             Stock Dividends.

                    12.b.    Historical and Pro Forma Combined Ratios of                X
                             Earnings to Fixed Charges and Ratios of Earnings
                             to Combined Fixed Charges and Preferred Stock
                             Dividends.

                    13.      1994 Annual Report to Shareholders. Portions not           X
                             incorporated by reference are furnished for
                             informational purposes and are not filed herewith.

                    21.      BankAmerica Corporation Subsidiaries.                      X

                    23.      Consent of Ernst & Young LLP.                              X

                    24.      Powers of Attorney.                                        X

                    27.      Financial Data Schedule.                                   X