Form 10-Q
period 1995-03-31
BANKAMERICA CORP
filed 1995-05-11
CIK 9672

                         BANKAMERICA CORPORATION ANALYTICAL REVIEW AND FORM 10-Q





                  [BANKAMERICA CORPORATION LOGO APPEARS HERE]




                                                                            1995
                                                                     1st Quarter

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                                   (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1995

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

                             Yes X        No
                                ---         ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $1.5625 par value ------ 369,542,712 shares outstanding on March
                                   31, 1995.*

             *In addition, 6,340,344 shares were held in treasury.

================================================================================
  This document serves both as an analytical review for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of BankAmerica Corporation to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or to pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with the consolidated financial statements and notes thereto included in BankAmerica Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

CONTENTS

=============================================================================================
PART I                 Item 1.
FINANCIAL              Financial Statements:
INFORMATION                Consolidated Statement of Operations.........................    2
                           Consolidated Balance Sheet...................................    3
                           Consolidated Statement of Cash Flows.........................    4
                           Consolidated Statement of Changes in Stockholders' Equity....    5
                           Notes to Consolidated Financial Statements...................    6

                       Item 2.
                       Management's Discussion and Analysis:
                           Highlights...................................................   14
                           Business Sectors.............................................   16
                           Results of Operations:
                             Net Interest Income........................................   20
                             Noninterest Income.........................................   20
                             Noninterest Expense........................................   22
                             Income Taxes...............................................   22
                           Balance Sheet Review.........................................   23
                           Credit Risk Management:
                             Loan Portfolio Management..................................   24
                               Domestic Consumer Loans..................................   25
                               Domestic Commercial Loans................................   26
                               Foreign Loans............................................   26
                             Emerging Market Exposure...................................   27
                             Allowance for Credit Losses................................   29
                             Nonperforming Assets.......................................   31
                           Foreign Exchange and Derivatives Contracts...................   34
                           Interest Rate Risk Management................................   35
                           Funding and Capital:
                             Liquidity Review...........................................   37
                             Capital Management.........................................   37

- ---------------------------------------------------------------------------------------------

PART II                Item 6.
OTHER INFORMATION      Exhibits and Reports on Form 8-K.................................   39

                       Signatures.......................................................   40
=============================================================================================

FINANCIAL STATEMENTS

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

====================================================================================================================================
                                                                                1995                       1994
                                                                               -------    ------------------------------------------
                                                                                 FIRST     FOURTH      THIRD     SECOND      FIRST
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)                            QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                                           $3,004     $2,796     $2,510     $2,294     $2,206
Interest-bearing deposits in banks                                                 112        108         87         74         56
Federal funds sold                                                                   8         11         16         15         13
Securities purchased under resale agreements                                       135        106         84         89         72
Trading account assets                                                             163        124        116        122        111
Available-for-sale and held-to-maturity securities                                 314        334        340        345        355
- ------------------------------------------------------------------------------------------------------------------------------------
 TOTAL INTEREST INCOME                                                           3,736      3,479      3,153      2,939      2,813
INTEREST EXPENSE
Deposits                                                                         1,114      1,019        868        753        697
Federal funds purchased                                                             39         15          6          3          3
Securities sold under repurchase agreements                                        130         93         82         97         79
Other short-term borrowings                                                        132         84         71         59         61
Long-term debt                                                                     264        245        211        185        169
Subordinated capital notes                                                          11         11         11         10         10
- ------------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                        1,690      1,467      1,249      1,107      1,019
- ------------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME                                                           2,046      2,012      1,904      1,832      1,794
PROVISION FOR CREDIT LOSSES                                                        100        100        110        125        125
- ------------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                         1,946      1,912      1,794      1,707      1,669
NONINTEREST INCOME
Deposit account fees                                                               317        316        301        290        294
Credit card fees                                                                    75         90         86         85         82
Trust fees                                                                          78         83         69         66         67
Other fees and commissions                                                         300        304        279        262        266
Net trading account related                                                         46         11         57         36         16
Foreign exchange trading related                                                    83         43         63         73         58
Net gain (loss) on available-for-sale securities                                     1         (1)        (2)         7         20
Net gain on sales of assets                                                          1         28         33         20         45
Venture capital activities                                                          87         40         33         32         31
Other income                                                                       105        137        156        147        124
- ------------------------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST INCOME                                                     1,093      1,051      1,075      1,018      1,003
NONINTEREST EXPENSE
Salaries                                                                           809        785        741        700        710
Employee benefits                                                                  193        179        186        180        158
Occupancy                                                                          173        187        171        167        165
Equipment                                                                          159        160        145        138        146
Amortization of intangibles                                                        109        107        100         99        105
Communications                                                                      86         86         79         80         78
Regulatory fees and related expenses                                                72         76         72         72         70
Professional services                                                               69         60         54         53         58
Other expense                                                                      319        329        390        332        294
- ------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NONINTEREST EXPENSE                                                     1,989      1,969      1,938      1,821      1,784
- ------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                                    1,050        994        931        904        888
PROVISION FOR INCOME TAXES                                                         439        403        384        379        375
- ------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                            $  611     $  591     $  547     $  525     $  513
- -------------------------------------------------------------------------------=====================================================

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE                                 $ 1.46     $ 1.41     $ 1.36     $ 1.33     $ 1.27
EARNINGS PER COMMON SHARE -- ASSUMING FULL DILUTION                             $ 1.45     $ 1.40     $ 1.35     $ 1.32     $ 1.26
- ------------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                                             $ 0.46     $ 0.40     $ 0.40     $ 0.40     $ 0.40
====================================================================================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

====================================================================================================================================

                                                                                1995                       1994
                                                                               -------    ------------------------------------------
(IN MILLIONS)                                                                 MARCH 31    DEC. 31   SEPT. 30    JUNE 30   MARCH 31
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                       $ 12,404   $ 13,578   $ 12,493   $ 10,137   $ 10,455
Interest-bearing deposits in banks                                               6,122      6,371      4,884      4,707      3,978
Federal funds sold                                                                 793        640        570      2,758      2,549
Securities purchased under resale agreements                                     5,969      5,259      4,474      4,933      5,995
Trading account assets                                                           7,941      6,941      7,103      5,714      6,648
Available-for-sale securities                                                    9,268      9,849     11,166      8,938      9,413
Held-to-maturity securities                                                      7,335      8,167      8,700     11,734     11,979

Loans                                                                          144,159    140,912    138,691    124,874    123,544
Less: Allowance for credit losses                                                3,725      3,690      3,625      3,414      3,445
- ------------------------------------------------------------------------------------------------------------------------------------
  Net loans                                                                    140,434    137,222    135,066    121,460    120,099
Customers' acceptance liability                                                  1,977      1,069        833        935        801
Accrued interest receivable                                                      1,371      1,449      1,221      1,097      1,030
Goodwill, net                                                                    4,323      4,296      4,394      3,886      3,931
Identifiable intangibles, net                                                    2,176      2,149      2,213      2,078      2,133
Unrealized gains on off-balance-sheet instruments                               11,577      6,267      7,783      8,650      7,441
Premises and equipment, net                                                      3,973      3,955      3,935      3,705      3,664
Other assets                                                                     7,525      8,263      9,395      6,811      7,096
- ------------------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                              $223,188   $215,475   $214,230   $197,543   $197,212
- -----------------------------------------------------------------------------=======================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest-bearing                                                            $ 87,140   $ 90,374   $ 91,872   $ 86,568   $ 88,139
  Noninterest-bearing                                                           32,712     34,956     33,006     31,009     30,920
Deposits in foreign offices:
  Interest-bearing                                                              30,718     27,454     25,981     22,898     22,034
  Noninterest-bearing                                                            1,698      1,610      1,807      1,560      1,496
- ------------------------------------------------------------------------------------------------------------------------------------
   Total deposits                                                              152,268    154,394    152,666    142,035    142,589
Federal funds purchased                                                          2,174      3,283      1,690        223        270
Securities sold under repurchase agreements                                      6,570      5,505      5,278      6,332      6,910
Other short-term borrowings                                                      8,500      5,053      5,796      3,537      3,628
Acceptances outstanding                                                          1,977      1,069        833        935        801
Accrued interest payable                                                           739        831        719        550        529
Unrealized losses on off-balance-sheet instruments                              11,848      6,571      8,007      8,727      7,129
Other liabilities                                                                4,435      4,450      5,202      3,894      4,059
Long-term debt                                                                  14,846     14,823     14,504     13,611     13,828
Subordinated capital notes                                                         605        605        605        606        606
- ------------------------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                           203,962    196,584    195,300    180,450    180,349

STOCKHOLDERS' EQUITY
Preferred stock                                                                  3,068      3,068      3,368      2,979      2,979
Common stock                                                                       587        581        580        561        561
Additional paid-in capital                                                       7,912      7,743      7,732      7,150      7,130
Retained earnings                                                                8,230      7,854      7,480      7,131      6,807
Net unrealized loss on available-for-sale securities                              (275)      (326)      (201)      (210)      (252)
Common stock in treasury, at cost                                                 (296)       (29)       (29)      (518)      (362)
- ------------------------------------------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                                   19,226     18,891     18,930     17,093     16,863
- ------------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $223,188   $215,475   $214,230   $197,543   $197,212
- -----------------------------------------------------------------------------=======================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

====================================================================================================================================
                                                                                                         THREE MONTHS ENDED MARCH 31
                                                                                                        ----------------------------
(IN MILLIONS)                                                                                                 1995            1994
- ------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                                $    611        $    513
Adjustments to net income to arrive at net cash provided by operating activities:
  Provision for credit losses                                                                                  100             125
  Net gain on sales of assets                                                                                   (1)            (45)
  Net amortization of loan fees and discounts                                                                  (97)            (26)
  Depreciation and amortization of premises and equipment                                                      130             120
  Amortization of intangibles                                                                                  109             105
  Provision for (benefit from) deferred income taxes                                                           (18)            140
  Change in assets and liabilities net of effects from acquisitions, consolidations, divestitures, and pending dispositions:
    (Increase) decrease in accrued interest receivable                                                          78             (48)
    Increase (decrease) in accrued interest payable                                                            (92)             24
    Increase in trading account assets                                                                      (1,002)           (493)
    Increase in current income taxes payable                                                                   473             243
  Deferred fees received from lending activities                                                                37              36
  Other, net                                                                                                    49            (673)
- ------------------------------------------------------------------------------------------------------------------------------------
   Net Cash Provided by Operating Activities                                                                   377              21

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
  Sales proceeds                                                                                             1,107             599
  Maturities, prepayments, and calls                                                                         1,297           1,424
  Purchases                                                                                                 (1,602)         (1,673)
Activity in held-to-maturity securities:
  Maturities, prepayments, and calls                                                                           937             767
  Purchases                                                                                                    (87)           (646)
Proceeds from sales of loans                                                                                   294             524
Purchases of loans                                                                                            (489)           (130)
Purchases of premises and equipment                                                                           (148)           (159)
Proceeds from sales of other real estate owned                                                                 151              90
Net cash provided (used) by:
  Loan originations and principal collections                                                               (2,908)           (162)
  Interest-bearing deposits in banks                                                                           249            (992)
  Federal funds sold                                                                                          (153)           (499)
  Securities purchased under resale agreements                                                                (710)         (2,446)
Proceeds from liquidations of assets identified for disposition                                                 14             117
Other, net                                                                                                     (34)              5
- ------------------------------------------------------------------------------------------------------------------------------------
   Net Cash Used by Investing Activities                                                                    (2,082)         (3,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                                     1,033             873
Principal payments and retirements of long-term debt and subordinated capital notes                         (1,004)           (898)
Proceeds from issuance of common stock                                                                          31               9
Treasury stock purchased                                                                                      (264)           (347)
Common stock dividends                                                                                        (172)           (143)
Preferred stock dividends                                                                                      (62)            (60)
Net cash provided (used) by:
  Deposits                                                                                                  (2,127)            968
  Federal funds purchased                                                                                   (1,109)             50
  Securities sold under repurchase agreements                                                                1,065           2,681
  Other short-term borrowings                                                                                3,155             105
Other, net                                                                                                     (27)           (109)
- ------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                                   519           3,129
Effect of exchange rate changes on cash and due from banks                                                      12               4
- ------------------------------------------------------------------------------------------------------------------------------------
    Net decrease in cash and due from banks                                                                 (1,174)            (27)
Cash and due from banks at beginning of period                                                              13,578          10,482
- ------------------------------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                                            $ 12,404        $ 10,455
- ---------------------------------------------------------------------------------------------------------===========================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

========================================================================================================
                                                            1995                    1994
                                                         -------   -------------------------------------
                                                           FIRST    FOURTH     THIRD    SECOND     FIRST
(IN MILLIONS)                                            QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
- --------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                            $ 3,068   $ 3,368   $ 2,979   $ 2,979   $ 2,979
Preferred stock issued                                         -         -       389         -         -
Preferred stock repurchased                                    -      (300)        -         -         -
- --------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                  3,068     3,068     3,368     2,979     2,979

COMMON STOCK
Balance, beginning of quarter                                581       580       561       561       560
Common stock issued                                            6         1        19         -         1
- --------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                    587       581       580       561       561

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                              7,743     7,732     7,150     7,130     7,118
Common stock issued                                          169        35       556        20        12
Preferred stock issued                                         -         -        26         -         -
Preferred stock repurchased                                    -       (24)        -         -         -
- --------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                  7,912     7,743     7,732     7,150     7,130

RETAINED EARNINGS
Balance, beginning of quarter                              7,854     7,480     7,131     6,807     6,502
Net income                                                   611       591       547       525       513
Common stock dividends                                      (172)     (149)     (140)     (139)     (143)
Preferred stock dividends                                    (62)      (67)      (60)      (61)      (60)
Foreign currency translation adjustments,
 net of related income taxes                                  (1)       (1)        2        (1)       (5)
- --------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                  8,230     7,854     7,480     7,131     6,807

NET UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES
Balance, beginning of quarter                               (326)     (201)     (210)     (252)        -
Effect of adoption of SFAS No. 115, net of related
 income taxes                                                  -         -         -         -       (15)
Valuation adjustments, net of related income taxes            51      (125)        9        42      (237)
- --------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                   (275)     (326)     (201)     (210)     (252)

COMMON STOCK IN TREASURY, AT COST
Balance, beginning of quarter                                (29)      (29)     (518)     (362)      (15)
Treasury stock purchased                                    (264)        -         -      (156)     (347)
Treasury stock issued                                          -         -       489         -         -
Other                                                         (3)        -         -         -         -
- --------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                   (296)      (29)      (29)     (518)     (362)
- --------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                          $19,226   $18,891   $18,930   $17,093   $16,863
- --------------------------------------------------------================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1.                The unaudited consolidated financial statements of
FINANCIAL STATEMENT    BankAmerica Corporation and subsidiaries (BAC) are
PRESENTATION           prepared in conformity with generally accepted accounting
                       principles for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation
                       S-X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in BankAmerica Corporation's (the Parent) Annual Report on
                       Form 10-K for the year ended December 31, 1994.

                       The unaudited consolidated financial statements of BAC include the accounts of the Parent and companies in which more than 50 percent of the voting stock is owned directly or indirectly by the Parent, including Bank of America NT&SA (the Bank), Bank of America Illinois, Seafirst Corporation, and other banking and nonbanking subsidiaries. The revenues, expenses, assets, and liabilities of the subsidiaries are included in the respective line items in the unaudited consolidated financial statements after elimination of intercompany accounts and transactions.

                       Effective January 1, 1995, BAC adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended (SFAS No.
                       114). For information on the adoption of this Statement, refer to Note 4 of the Notes to Consolidated Financial Statements on pages 7 and 8.

                       BAC's results of operations and financial position reflect the effects of the merger with Continental Bank Corporation subsequent to its consummation on August 31, 1994.

                       Certain amounts in prior periods have been reclassified to conform to the current presentation.

- --------------------------------------------------------------------------------

NOTE 2.                During the three-month periods ended March 31, 1995 and
SUPPLEMENTAL           1994, BAC made interest payments on deposits and other
DISCLOSURE OF CASH     interest-bearing liabilities of $1,782 million and $995
FLOW INFORMATION       million, respectively, and made net income tax payments
                       of $11 million and received net income tax refunds of $11 million, respectively.

                       During the three-month periods ended March 31, 1995 and 1994, there were foreclosures of loans with carrying values of $145 million and $147 million, respectively.

- --------------------------------------------------------------------------------

NOTE 3.                During the three-month period ended March 31, 1995, BAC
AVAILABLE-FOR-SALE     sold available-for-sale securities for aggregate proceeds
AND HELD-TO-MATURITY   of $1,107 million, resulting in gross realized gains of
SECURITIES             $15 million and gross realized losses of $14 million.
                       During the three-month period ended March 31, 1994, BAC sold available-for-sale securities for aggregate proceeds of $599 million, resulting in gross realized gains of $21 million and gross realized losses of $1 million.

                       At March 31, 1995 and 1994, nonaccrual debt-restructuring par bonds and other instruments issued primarily by the governments of Argentina, Brazil, Poland, and Ecuador with aggregate face values of $780 million and $80 million, respectively, were included in available-for-sale securities at their fair values of $367 million and $56 million, respectively, which include net unrealized gains of $118 million and $26 million, respectively.

================================================================================

                       The fair values and amortized costs of available-for-sale and held-to-maturity securities were as follows:

                                                 AVAILABLE-FOR-SALE       HELD-TO-MATURITY
                                                    SECURITIES              SECURITIES
                                                -------------------     -------------------
                                                   FAIR   AMORTIZED        FAIR   AMORTIZED
                       (IN MILLIONS)              VALUE        COST       VALUE        COST
                       --------------------------------------------------------------------

                       MARCH 31, 1995           $ 9,268     $ 9,726     $ 6,552     $ 7,335
                       December 31, 1994          9,849      10,393       7,292       8,167
                       September 30, 1994        11,166      11,505       8,018       8,700
                       June 30, 1994              8,938       9,288      11,544      11,734
                       March 31, 1994             9,413       9,849      11,976      11,979

                       During the three-month period ended March 31, 1995, net trading account related income included a net unrealized holding gain on trading securities of $1 million. During the three-month period ended March 31, 1994, net trading account related income included a net unrealized holding loss on trading securities of $58 million. These results exclude the net unrealized trading results of the Parent's securities broker and dealer subsidiaries, which are not subject to the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115).

                       In connection with the adoption of SFAS No. 115, effective January 1, 1994, $5.6 billion of held-to-maturity securities with a fair value of $5.7 billion were transferred to available-for-sale securities. In addition, debt-restructuring par bonds and other instruments were reclassified during the first quarter of 1994 from loans to available-for-sale and held-to-maturity securities with carrying values of $1.2 billion and $1.3 billion, respectively, and fair values of $1.0 billion each immediately prior to the transfer.

- --------------------------------------------------------------------------------

NOTE 4.                Effective January 1, 1995, BAC adopted SFAS No. 114,
IMPAIRED LOANS         which requires loans to be measured for impairment using
                       one of three methods when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for credit losses as an adjustment to the allowance for credit losses. SFAS No. 114 applies to all loans, whether collateralized or uncollateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities. In addition, it applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms.
                       However, such loans restructured prior to the effective date of SFAS No. 114 that are performing in accordance with their restructured terms are accounted for in accordance with Statement of Financial Accounting
                       Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

                       As required by SFAS No. 114, BAC generally measures impairment based upon the present value of the loan's expected future cash flows, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value of the collateral. In addition, in certain rare circumstances, impairment may be based on the loan's observable market value.

                       Generally, BAC evaluates a loan for impairment in accordance with SFAS No. 114 when it is placed on nonaccrual status and a portion is internally risk rated as substandard or doubtful. Adopting SFAS No. 114 did not affect BAC's charge-off policy.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

                       BAC's policy for recognizing interest income on impaired loans is the same as the policy applied to nonaccrual loans prior to the adoption of SFAS No. 114. Substantially all of BAC's impaired loans at March 31, 1995 were on nonaccrual status.

                       The adoption of SFAS No. 114 did not have a material effect on BAC's financial position or results of operations.

                       The following is a summary of loans considered to be impaired in accordance with SFAS No. 114 and the related interest income:

                       (IN MILLIONS)                                                                        MARCH 31, 1995
                       ---------------------------------------------------------------------------------------------------
                       Recorded investment in impaired loans not requiring an allowance for credit losses
                        as determined in accordance with SFAS No. 114                                               $  948/a/
                       Recorded investment in impaired loans requiring an allowance for credit losses
                        as determined in accordance with SFAS No. 114                                                  572
                       ---------------------------------------------------------------------------------------------------
                         Total recorded investment in impaired loans                                                $1,520/b/
                       ---------------------------------------------------------------------------------------------======

                       Average recorded investment in impaired loans for the three months ended                      1,612
                       Interest income recognized for the three months ended                                            22
                       ---------------------------------------------------------------------------------------------------

                       /a/ These loans do not require an allowance for credit losses measured in accordance with SFAS No. 114 since the values of the impaired loans equal or exceed the recorded investments in the loans.

                       /b/ This amount was evaluated for impairment using the three measurement methods as follows: $854 million was evaluated using the present value of the loan's expected future cash flows method, $664 million was evaluated using the fair value of the collateral, and $2 million was evaluated using the loan's observable market price.

- --------------------------------------------------------------------------------

NOTE 5. ALLOWANCE      The following is a summary of changes in BAC's total
FOR CREDIT LOSSES      allowance for credit losses. This reconciliation reflects
                       activity related to all loans. The allowance for credit losses on impaired loans as measured in accordance with SFAS No. 114 was $212 million at March 31, 1995.

                                                                   THREE MONTHS ENDED
                       (IN MILLIONS)                                   MARCH 31, 1995
                       --------------------------------------------------------------
                       Balance, beginning of period                            $3,690
                       Credit losses                                              212
                       Credit loss recoveries                                     135
                       --------------------------------------------------------------
                           Net credit losses                                       77
                       Provision for credit losses                                100
                       Other net additions                                         12
                       --------------------------------------------------------------
                           Balance, End of Period                              $3,725
                       --------------------------------------------------------======

- --------------------------------------------------------------------------------

NOTE 6. STOCK          During the first quarter of 1995, BAC's Board of
REPURCHASE             Directors authorized a stock repurchase program. This
PROGRAM                program enables the Parent to buy back approximately $1.9
                       billion of its common stock and to buy back or redeem approximately $500 million of its preferred stock by the end of 1997. Under this program, the Parent may purchase up to $800 million of its common stock by the end of 1996. During each quarter of 1995, 1996, and 1997, the Parent may purchase additional amounts of common stock up to the level of amortization of goodwill and core deposit intangibles for that quarter. During the first quarter of 1995, the Parent repurchased 5.6 million shares of its common stock in connection with this plan at an average per-share price of $47.33, which reduced stockholders' equity by $264 million.

================================================================================

NOTE 7.                The following is a summary of the components of income
INCOME TAXES           tax expense:

                                                        1995                 1994
                                                     -------  ----------------------------------
                                                       FIRST   FOURTH    THIRD   SECOND    FIRST
                       (IN MILLIONS)                 QUARTER  QUARTER  QUARTER  QUARTER  QUARTER
                       -------------------------------------------------------------------------
                       PROVISION FOR INCOME TAXES
                       Federal                         $ 319    $ 310    $ 269    $ 278    $ 269
                       State and local                    83       66       72       67       72
                       Foreign                            37       27       43       34       34
                       -------------------------------------------------------------------------
                                                       $ 439    $ 403    $ 384    $ 379    $ 375
                       --------------------------------=========================================

                       BAC's effective tax rates for the three-month periods ended March 31, 1995 and 1994 were 41.8 percent and 42.2 percent, respectively. These rates are higher than the federal statutory tax rate of 35.0 percent due principally to state income taxes and the amortization of non-deductible goodwill.

- --------------------------------------------------------------------------------

NOTE 8.                Earnings per common share have been computed based on
EARNINGS PER           the following:
COMMON SHARE

                                                                     1995                    1994
                                                                  -------   -------------------------------------
                       (DOLLAR AMOUNTS IN MILLIONS,                 FIRST    FOURTH     THIRD    SECOND     FIRST
                       SHARE AMOUNTS IN THOUSANDS)                QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                       ------------------------------------------------------------------------------------------
                       Net income applicable to
                        common stock                                 $549      $524      $487      $464      $453
                       Average number of common
                        shares outstanding                        371,764   370,698   355,012   347,791   355,749
                       Average number of common
                        and common equivalent
                        shares outstanding                        375,084   373,922   357,962   349,721   357,569
                       Average number of common shares
                        outstanding -- assuming full dilution     381,141   379,402   363,442   355,201   363,049

- --------------------------------------------------------------------------------

NOTE 9.                In the ordinary course of business, BAC enters into
OFF-BALANCE-SHEET      various types of transactions involving credit-related
TRANSACTIONS           financial instruments and foreign exchange and
                       derivatives contracts that contain off-balance-sheet risk. Credit-related financial instruments are typically customer-driven while foreign exchange and derivatives contracts are entered into both on behalf of customers and for BAC's own account for trading purposes and in managing interest rate, foreign exchange, and commodity risk.

                       CREDIT-RELATED FINANCIAL INSTRUMENTS

                       The following table is a summary of the contractual amounts of each significant class of credit-related financial instruments outstanding. These amounts represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless.

                                                                          1995                     1994
                                                                     ---------   ----------------------------------------
                       (IN MILLIONS)                                  MARCH 31    DEC. 31   SEPT. 30   JUNE 30   MARCH 31
                       --------------------------------------------------------------------------------------------------
                       Commitments to extend credit:
                         Unutilized credit card lines                  $30,026    $28,058    $26,141   $24,647    $24,110
                         Other commitments to extend credit/a/          85,112     82,929     85,688    60,368     60,690
                       Standby letters of credit and financial
                         guarantees/b/                                  15,202     15,870     15,669    12,550     11,640
                       Commercial letters of credit                      3,977      4,213      4,228     4,238      3,438
                       --------------------------------------------------------------------------------------------------

                       /a/ Represents agreements to extend credit to customers
                           for which BAC may have received fees. These commitments have specified interest rates and generally have fixed expiration dates and may be terminated by BAC if certain conditions of the contract are violated.

                       /b/ Net of participations sold of $2,301 million at March
                           31, 1995, $2,402 million at December 31, 1994, $2,483
                           million at September 30, 1994, $4,020 million at June 30, 1994, and $4,032 million at March 31, 1994.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

                       FOREIGN EXCHANGE AND DERIVATIVES CONTRACTS

                       The tables below summarize the notional, credit risk, and credit exposure amounts for each significant class of foreign exchange and derivative contract outstanding in BAC's trading portfolio and the notional and credit risk amounts for each significant class of foreign exchange and derivative contract outstanding in BAC's asset and liability management portfolio. These tables should be read in conjunction with the descriptions of such products and their risks included on pages 28, 30, 39-43, and 71-80 of BAC's 1994 Annual Report to Shareholders.

                       DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
                       ----------------------------------------------------------------------------------------------------------
                                                                 MARCH 31, 1995                             DECEMBER 31, 1994
                                                    ------------------------------------     ------------------------------------
                                                      NOTIONAL       CREDIT       CREDIT       NOTIONAL       CREDIT       CREDIT
                       (IN MILLIONS)                    AMOUNT         RISK/a/  EXPOSURE/b/      AMOUNT         RISK/a/  EXPOSURE/b/

                       ----------------------------------------------------------------------------------------------------------
                       INTEREST RATE CONTRACTS
                       Interest rate swaps          $  396,151      $ 6,098      $ 2,054/c/  $  348,515      $ 4,971       $1,960/c/
                       Futures and forward rate
                        contracts:
                       Commitments to purchase         135,436           54           51         95,010          192          192
                       Commitments to sell             160,061          173          173        116,408           35           35
                       Written options                  50,637            -/d/         -/d/      35,909            -/d/         -/d/
                       Purchased options                50,903          377          247         44,779          441          279
                       ----------------------------------------------------------------------------------------------------------
                                                       793,188        6,702        2,525        640,621        5,639        2,466
                       FOREIGN EXCHANGE CONTRACTS
                       Spot, forward, and futures
                        contracts                      759,829       18,291        6,406        630,867        6,623        2,234
                       Written options                  27,611            -/d/         -/d/      19,617            -/d/         -/d/
                       Purchased options                25,581          684          531         18,861          267          208
                       Currency swaps                   22,746        2,437        2,093         21,943        1,595        1,353
                       ----------------------------------------------------------------------------------------------------------
                                                       835,767       21,412        9,030        691,288        8,485        3,795

                       Stock index options and
                         commodity contracts               428           22           22            825            9            6
                       ----------------------------------------------------------------------------------------------------------
                                                    $1,629,383/e/   $28,136      $11,577     $1,332,734/f/   $14,133       $6,267
                       -----------------------------=============================================================================


                       DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES
                       --------------------------------------------------------------------------------------------------------
                                                                       MARCH 31,  1995                    DECEMBER 31, 1994
                                                                   -----------------------            -------------------------
                                                                   NOTIONAL         CREDIT            NOTIONAL           CREDIT
                       (IN MILLIONS)                                 AMOUNT           RISK/A/           AMOUNT             RISK/A/
                       --------------------------------------------------------------------------------------------------------
                       INTEREST RATE CONTRACTS
                       Interest rate swaps                          $32,043           $106             $32,864             $120
                       Futures and forward rate contracts            30,704              -              28,773                -
                       Purchased options                              6,460             54               4,510               43
                       --------------------------------------------------------------------------------------------------------
                                                                     69,207            160              66,147              163

                       FOREIGN EXCHANGE CONTRACTS
                       Spot, forward, and futures contracts           1,491              -               1,383                -
                       Currency swaps                                   368            165                 443              129
                       --------------------------------------------------------------------------------------------------------
                                                                      1,859            165               1,826              129
                       --------------------------------------------------------------------------------------------------------
                                                                    $71,066/e/        $325             $67,973/f/          $292
                       ---------------------------------------------===========================================================

                       /a/ Excluding the effects of legally enforceable master netting agreements.

                       /b/ Including the effects of legally enforceable master netting agreements.

                       /c/ Including the results of cross product netting of certain interest rate derivatives and currency swaps.

                       /d/ Interest rate and foreign exchange options written have no credit risk or credit exposure.

                       /e/ Interest rate swaps and interest rate options in both the trading and asset and liability management portfolios include $9.5 billion and $0.7 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $1.5 billion of intercompany hedging-related contracts.

                       /f/ Interest rate swaps and interest rate options in both the trading and asset and liability management portfolios include $9.8 billion and $0.1 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $1.5 billion of intercompany hedging-related contracts.

                       Notional amounts represent the principal value on which calculations of amounts to be exchanged are based, and do not represent the potential for gain or loss associated with such transactions. Credit risk amounts represent BAC's gross replacement value on contracts in a gain position if all counterparties failed to perform according to the terms of the contract and the value of any existing collateral became worthless, based on then-current currency

================================================================================

                       exchange and interest rates at each respective date. Credit exposure represents BAC's net replacement values after taking into consideration legally enforceable master netting agreements.

                       The following tables summarize the average and period-end fair values of each significant class of foreign exchange and derivative contract outstanding in BAC's trading portfolio and the period-end fair values for each significant class of foreign exchange and derivative contract in BAC's asset and liability management portfolio. Fair value amounts were generally calculated using discounted cash flow models based on current market yields for similar instruments and the maturity of each instrument. These amounts include the effects of master netting agreements.

                       FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
                       -------------------------------------------------------------------------------------------------------
                                                                        MARCH 31, 1995                   DECEMBER 31, 1994
                                                               ------------------------------         ------------------------
                                                                                      AVERAGE                          AVERAGE
                                                                                   FAIR VALUE                       FAIR VALUE
                                                                PERIOD END            FOR THE          PERIOD END      FOR THE
                       (IN MILLIONS)                            FAIR VALUE      QUARTER ENDED/a/       FAIR VALUE   YEAR ENDED/a/
                       -------------------------------------------------------------------------------------------------------
                       INTEREST RATE CONTRACTS
                       Interest rate swaps:
                         Assets                                    $ 2,054            $ 2,497             $ 1,960      $ 2,230
                         Liabilities                                (1,992)            (2,325)             (1,588)      (1,659)
                       Futures and forward rate contracts:
                         Assets                                        224                206                 227          149
                         Liabilities                                  (212)              (189)               (189)        (133)
                       Written options                                (218)              (289)               (299)        (292)
                       Purchased options                               247                290                 279          283
                       -------------------------------------------------------------------------------------------------------
                                                                       103                190                 390          578
                       FOREIGN EXCHANGE CONTRACTS
                       Spot, forward, and futures contracts:
                         Assets                                      6,406              4,230               2,234        3,393
                         Liabilities                                (6,431)            (4,481)             (2,766)      (3,744)
                       Written options                                (516)              (324)               (228)        (238)
                       Purchased options                               531                328                 208          221
                       Currency swaps:
                         Assets                                      2,093              1,689               1,353        1,538
                         Liabilities                                (2,470)            (1,937)             (1,494)      (1,729)
                       -------------------------------------------------------------------------------------------------------
                                                                      (387)              (495)               (693)        (559)
                       Stock index options and commodity contracts:
                         Assets                                         22                 25                   6            9
                         Liabilities                                    (9)               (23)                 (7)          (9)
                       -------------------------------------------------------------------------------------------------------
                                                                        13                  2                  (1)           -
                       -------------------------------------------------------------------------------------------------------
                                                                   $  (271)           $  (303)            $  (304)     $    19
                       --------------------------------------------===========================================================

                       FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY
                       MANAGEMENT PURPOSES
                       ---------------------------------------------------------------------------------------------------------
                       (IN MILLIONS)                                                      MARCH 31, 1995       DECEMBER 31, 1994
                       ---------------------------------------------------------------------------------------------------------
                       INTEREST RATE CONTRACTS
                       Interest rate swaps                                                         $(557)                  $(693)
                       Futures and forward rate contracts                                             16                     (42)
                       Purchased options                                                              69                      39
                       ---------------------------------------------------------------------------------------------------------
                                                                                                    (472)                   (696)
                       FOREIGN EXCHANGE CONTRACTS
                       Spot, forward, and futures contracts                                            -                       -
                       Currency swaps                                                                179                     129
                       ---------------------------------------------------------------------------------------------------------
                                                                                                     179                     129
                       ---------------------------------------------------------------------------------------------------------
                                                                                                   $(293)                  $(567)
                       ----------------------------------------------------------------------------=============================

                       /a/ Average fair value amounts are calculated based on
                           monthly balances.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================
                       TRADING ACTIVITIES

                       Trading-related income represents the net amount earned from BAC's trading activities, which include entering into transactions to meet customer demand and taking positions for BAC's own account in a diverse range of financial instruments and markets. The profitability of these trading activities depends largely on the volume and diversity of the transactions BAC executes, the level of risk it is willing to assume, and the volatility of price and rate movements. Trading-related income, as disclosed in BAC's consolidated statement of operations, does not include the net interest income derived from foreign exchange contracts and derivatives associated with trading activities. However, the trading-related net interest income amounts are presented in the table below as they should be considered in evaluating the overall profitability of those activities.


                       TRADING-RELATED INCOME AND NET INTEREST INCOME (EXPENSE) BY FUNCTION
                       ------------------------------------------------------------------------------------------
                                                            1995                         1994
                                                         -------      -------------------------------------------
                                                           FIRST       FOURTH       THIRD      SECOND       FIRST
                       (IN MILLIONS)                     QUARTER      QUARTER     QUARTER     QUARTER     QUARTER
                       ------------------------------------------------------------------------------------------
                       TRADING-RELATED INCOME
                       Interest rate                        $ 25         $ 14        $ 20        $ 15         $14
                       Foreign exchange                       83           43          63          73          58
                       Debt instruments                       21           (3)         37          21           2
                       ------------------------------------------------------------------------------------------
                                                            $129         $ 54        $120        $109         $74
                       -------------------------------------=====================================================

                       NET INTEREST INCOME (EXPENSE)
                       Interest rate                        $  3         $ (2)       $  2        $ (3)        $ -
                       Foreign exchange                        2            1           3           3           -
                       Debt instruments                       28           21          25          23          16
                       ------------------------------------------------------------------------------------------
                                                            $ 33         $ 20        $ 30        $ 23         $16
                       -------------------------------------=====================================================

                       To reflect the business purpose and use of the financial contracts into which BAC enters, trading income and the related net interest revenue or expense associated with such contracts have been allocated into three broad functional categories: interest rate trading, foreign exchange trading, and debt instruments trading. Trading income from interest rate instruments primarily includes income from interest rate and currency swaps and from interest rate futures, option contracts, and forward rate agreements as well as debt instruments used in the management of this function. Foreign exchange trading-related income primarily includes amounts generated from foreign exchange spot, forward, futures, and option contracts. Trading income from debt instruments primarily includes amounts from debt securities.

                       ASSET AND LIABILITY MANAGEMENT ACTIVITIES

                       BAC uses foreign exchange contracts and derivative instruments, primarily interest rate contracts, to manage interest rate risk related to specific assets and liabilities, including fixed rate and adjustable rate residential mortgages, long-term debt, and deposits. Foreign exchange contracts are used to hedge net capital exposure and foreign currency exposures. For a detailed description of BAC's asset and liability management objectives and strategies used to achieve those objectives refer to page 76 of BAC's 1994 Annual Report to Shareholders.

                       The expected maturities and weighted average interest rates associated with BAC's asset and liability management interest rate swap portfolio at March 31, 1995 were not significantly different from those at year-end 1994.

================================================================================
                       SECURITIES LENDING

                       BAC conducts securities lending transactions for certain customers and, at times, indemnifies these customers against various losses. All securities lending transactions are collateralized by U.S. government or federal agency securities, cash, or letters of credit with total market value equal to or in excess of the market value of the securities lent. In the event of default of a customer combined with a decline in the value of the associated collateral, BAC may be exposed to risk of loss.

                       The following summarizes indemnified securities lending transactions and the associated collateral:

                                                            1995                       1994
                                                        --------      -------------------------------------------
                       (IN MILLIONS)                    MARCH 31      DEC. 31    SEPT. 30   JUNE 30      MARCH 31
                       ------------------------------------------------------------------------------------------
                       Indemnified securities lent       $ 6,350      $ 5,910     $ 6,241    $5,185        $6,691
                       Associated collateral               6,501        6,039       6,613     5,328         6,825

MANAGEMENT'S DISCUSSION AND ANALYSIS
HIGHLIGHTS
================================================================================
                       The following is a summary of first-quarter 1995 financial information for BankAmerica Corporation and subsidiaries (BAC).

                       . BAC reported first-quarter 1995 earnings per share of $1.46, an increase of 15 percent from $1.27 for the same period a year ago. Net income for the first quarter of 1995 was $611 million, up 19 percent from $513 million for the first quarter of 1994.

                       . BAC's net interest margin for the first quarter of 1995 was 4.55 percent, up 10 basis points from the same period a year ago.

                       . Noninterest income for the first quarter of 1995 increased $90 million from the amount reported in the same period last year. Income from venture capital activities for the first quarter of 1995 increased $56 million from the same period a year ago. In addition, trading-related activities generated profits of $129 million in the first quarter of 1995, an increase of $55 million from the comparable period a year ago.

                       . Noninterest expense for the first quarter of 1995 increased $20 million from the previous quarter primarily due to an increase in personnel expense, reflecting higher employee benefits and incentive compensation.

                       . The return on average common equity was 13.86 percent for the first quarter of 1995, an increase of 86 basis points from the same period in 1994. In addition, the return on average total assets increased 7 basis points from a year ago to 1.14 percent for the first quarter of 1995.

                       . Average loan outstandings increased $2.5 billion from the previous quarter, reflecting growth in residential first mortgages and both domestic and foreign commercial and industrial loans.

                       . Credit quality in BAC's loan portfolio improved during the first quarter of 1995. Total nonaccrual assets at March 31, 1995 decreased $145 million, or 7 percent, from their year-end 1994 level, resulting in a nonperforming assets ratio (comprised of total nonaccrual assets and other real estate owned/total assets) of 1.12 percent at March 31, 1995.

                       . In connection with its previously announced stock repurchase program, BankAmerica Corporation repurchased 5.6 million shares of its common stock for $264 million during the first quarter of 1995.

                       . BAC's Non-California banks, excluding Seafirst Corporation and Bank of America Illinois, produced first-quarter 1995 earnings of $34 million, compared with $4 million in the same period a year earlier.

Note: The information contained in the Management's Discussion and Analysis section reflects the effects of the merger with Continental Bank Corporation (Continental) subsequent to its consummation on August 31, 1994.

================================================================================================================================

FINANCIAL HIGHLIGHTS
- --------------------------------------------------------------------------------------------------------------------------------

                                                               1995                                  1994
                                                           --------       ------------------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS,                                  FIRST         FOURTH          THIRD          SECOND          FIRST
EXCEPT PER SHARE DATA)                                      QUARTER        QUARTER        QUARTER         QUARTER        QUARTER
- --------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                                            $  3,736       $  3,479       $  3,153        $  2,939       $  2,813
Interest expense                                              1,690          1,467          1,249           1,107          1,019
- --------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                         2,046          2,012          1,904           1,832          1,794
Provision for credit losses                                     100            100            110             125            125
Noninterest income                                            1,093          1,051          1,075           1,018          1,003
Noninterest expense                                           1,989          1,969          1,938           1,821          1,784
- --------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                  1,050            994            931             904            888
Provision for income taxes                                      439            403            384             379            375
- --------------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                             $    611       $    591       $    547        $    525       $    513
- -----------------------------------------------------------=====================================================================
PER SHARE DATA
Earnings per common and common equivalent share            $   1.46       $   1.41       $   1.36            1.33       $   1.27
Earnings per common share -- assuming full dilution            1.45           1.40           1.35            1.32           1.26
Dividends declared per common share                            0.46           0.40           0.40            0.40           0.40
- --------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
Book value per common share at period end                  $  43.72       $  42.63       $  42.02        $  40.69       $  39.67
Common stock price range:
  High                                                           49 5/8         46 1/4         49 5/8          50 1/4         48 7/8
  Low                                                            39 1/2         38 5/8         44              38 3/8         38 3/4
Closing common stock price                                       48 1/4         39 1/2         44 1/8          45 3/4         39 3/8
Average number of common and common
  equivalent shares outstanding (in thousands)              375,084        373,922        357,962         349,721        357,569
Average number of common shares outstanding
  -- assuming full dilution (in thousands)                  381,141        379,402        363,442         355,201        363,049
Number of common shares outstanding at period
  end (in thousands)                                        369,543        371,182        370,206         346,909        350,029
- --------------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AND CAPITAL AT PERIOD END
Loans                                                      $144,159       $140,912       $138,691        $124,874       $123,544
Total assets                                                223,188        215,475        214,230         197,543        197,212
Deposits                                                    152,268        154,394        152,666         142,035        142,589
Long-term debt and subordinated capital notes                15,451         15,428         15,109          14,217         14,434
Common equity                                                16,158         15,823         15,562          14,114         13,884
Total equity                                                 19,226         18,891         18,930          17,093         16,863
- --------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Rate of return (based on net income) on:
  Average common equity                                       13.86%         13.24%         13.12%          13.32%         13.00%
  Average total equity                                        12.95          12.35          12.17           12.41          12.17
  Average total assets                                         1.14           1.09           1.07            1.08           1.07
Ratio of common equity to total assets                         7.24           7.34           7.26            7.14           7.04
Ratio of total equity to total assets                          8.61           8.77           8.83            8.65           8.55
Ratio of average total equity to average total assets          8.79           8.84           8.77            8.67           8.78
================================================================================================================================

BUSINESS SECTORS
================================================================================

SELECTED BUSINESS SECTOR DATA
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED MARCH 31, 1995/a/
                                 -------------------------------------------------------------------------------------------------
                                                                U.S.
                                                       CORPORATE AND                MIDDLE  PRIVATE BANKING        NON-
                                             CONSUMER  INTERNATIONAL   COMMERCIAL   MARKET   AND INVESTMENT  CALIFORNIA
(DOLLAR AMOUNTS IN MILLIONS)        TOTAL    BANKING         BANKING  REAL ESTATE  BANKING         SERVICES       BANKS/b/   OTHER
- ----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income              $  2,046    $ 1,110        $   322       $  111  $   190           $   40     $   233     $    40
Provision for credit losses           100        154             15          (77)      13               (1)        (11)          7
Noninterest income                  1,093        420            431            9       47               75          81          30
Noninterest expense                 1,989        939            424           26      106               92         267         135
- ----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income
    taxes                           1,050        437            314          171      118               24          58         (72)
Provision for (benefit from)
  income taxes                        439        189            133           72       50               10          24         (39)
- ----------------------------------------------------------------------------------------------------------------------------------
  Net Income (Loss)                   611        248            181           99       68               14          34         (33)
Preferred stock dividends              62         20             23            3        4                1           6           5
- ----------------------------------------------------------------------------------------------------------------------------------
  Net income (Loss) attributable
    to common equity             $    549    $   228        $   158       $   96  $    64           $   13     $    28     $   (38)
- ---------------------------------=================================================================================================
SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                            $141,050    $61,875        $37,458       $9,544  $14,279           $3,431     $13,833     $   630
Earning assets                    181,296     62,491         62,063        9,564   14,393            3,483      20,612       8,690
Total assets                      217,744     68,497         80,376        9,297   16,450            3,953      23,716      15,455
Deposits                          149,902     74,151         31,426        1,383    7,033            5,109      23,139       7,661
Common equity                      16,070      5,196          5,840          906      917              338       1,484       1,389

SELECTED FINANCIAL RATIOS
Return on average common equity      13.9%      17.8%          11.0%        42.8%    28.5%            15.6%        7.6%      (10.9)%
Expense to revenue/c/                59.8       58.0           54.9         19.9     43.3             77.9        77.3       166.8
- ----------------------------------------------------------------------------------------------------------------------------------

                       BAC internally segregates its operations into business sectors. However, since BAC's operations are highly integrated, certain non-sector-specific income, expenses, assets, and liabilities must be allocated to the appropriate customer and market sectors. Domestic sources of funds, overhead, and federal and state taxes are allocated in this process. Furthermore, for internal business sector monitoring, the unallocated allowance for credit losses and related provision for credit losses are allocated to the business sectors. Equity is assigned on a risk-adjusted basis. The information set forth in the table on pages 16 and 17 reflects the condensed income statements and selected average balance sheet components and financial ratios by business sectors. The information presented does not represent the business sectors' financial condition and results of operations as if they were managed as independent entities.

                       Consumer Banking -- First-quarter 1995 net income for Consumer Banking was up $92 million, or 59 percent, from the amount for the same period last year. This increase largely reflected improved results in BAC's retail deposit business, as deposit spreads have widened and certain service charges have increased. In addition, the credit card, residential, and consumer lending businesses have benefited from a lower provision for credit losses. Average loan outstandings grew $5.1 billion, or 9 percent, from the first quarter of 1994, reflecting increases in residential first mortgages, other consumer loans, and credit card loans. Average deposits declined $2.2 billion, reflecting decreases in all deposit categories except time deposits.

================================================================================

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED MARCH 31, 1994/a/
                                 --------------------------------------------------------------------------------------------------
                                                                U.S.
                                                       CORPORATE AND                MIDDLE  PRIVATE BANKING        NON-
                                             CONSUMER  INTERNATIONAL   COMMERCIAL   MARKET   AND INVESTMENT  CALIFORNIA
(DOLLAR AMOUNTS IN MILLIONS)        TOTAL    BANKING         BANKING  REAL ESTATE  BANKING         SERVICES       BANKS/b/    OTHER
- -----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income              $  1,794    $ 1,018        $   241       $  110   $   128           $   29     $   204     $    64
Provision for credit losses           125        236            (48)         (80)        6                7           6          (2)
Noninterest income                  1,003        397            356           17        39               76          81          37
Noninterest expense                 1,784        900            320           50        91               76         272          75
- -----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income
    taxes                             888        279            325          157        70               22           7          28
Provision for (benefit from)
  income taxes                        375        123            131           66        29                9           3          14
- -----------------------------------------------------------------------------------------------------------------------------------
  Net Income (Loss)                   513        156            194           91        41               13           4          14

Preferred stock dividends              60         21             20            4         3                1           6           5
- -----------------------------------------------------------------------------------------------------------------------------------
  Net income (Loss) attributable
    to common equity             $    453    $   135        $   174       $   87   $    38           $   12     $    (2)    $     9
- ---------------------------------==================================================================================================

SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                            $122,312    $56,733        $29,062       $10,082  $11,533           $2,571     $11,921     $   410
Earning assets                    162,514     57,448         48,126        10,082   11,561            2,636      20,961      11,700
Total assets                      194,880     63,828         62,875         9,934   13,064            3,066      24,094      18,019
Deposits                          140,638     76,393         23,109         2,111    6,664            4,828      23,974       3,559
Common equity                      14,124      4,918          4,596           942      673              268       1,487       1,240

SELECTED FINANCIAL RATIOS
Return on average common equity      13.0%      11.2%          15.4%         37.4%    23.2%            17.5%       (0.7)%       2.9%
Expense to revenue/c/                59.3       59.9           52.5          37.9     52.7             71.0        85.7        42.2
===================================================================================================================================

/a/ For comparability purposes, both 1995 and 1994 amounts reflect BAC's business-sector allocation methodologies at March 31, 1995.
/b/ Excludes Seafirst and Bank of America Illinois, which are reflected within the applicable business sectors.
/c/ Excludes net other real estate owned expense and amortization of intangibles.

                       U.S. Corporate and International Banking -- U.S. Corporate and International Banking's net income for the quarter ended March 31, 1995 declined $13 million, or 7 percent, from that of the same period a year ago. This decrease was partially due to an increase in the provision for credit losses from ($48) million in the first quarter of 1994 to $15 million in the first quarter of 1995. Noninterest income increased $75 million in the first quarter of 1995 compared to the first quarter of 1994, reflecting increases in trading-related income and income from venture capital activities, partially offset by lower gains from sales of certain assets and other income. Noninterest expense increased $104 million due to expanded operations from mergers and acquisitions, as well as continued growth of global capital markets operations. Higher levels of noninterest expense for the first quarter of 1995 increased the expense to revenue ratio to 54.9 percent for the first quarter of 1995 from
                       52.5 percent for the first quarter of 1994. Average loan outstandings grew $8.4 billion, largely due to increases in commercial and industrial and foreign loans, reflecting the effects of mergers and acquisitions and core portfolio growth.

================================================================================
                       Commercial Real Estate -- Commercial Real Estate's net income for the first quarter of 1995 increased $8 million, or 9 percent, from the amount for the first quarter of 1994. This increase was primarily attributable to higher gains on the sale of other real estate owned
                       (OREO) and lower operating costs associated with dispositions of foreclosed assets. Noninterest income declined primarily due to the sale of the sector's remaining pool of assets pending disposition late in 1994, and reduced income from investments in acquisition, development, and construction arrangements. Average loan outstandings declined $0.5 billion from the first quarter of 1994, reflecting bulk sales of problem assets and lower volumes in the mortgage warehousing business due to industry consolidation and a contraction in the mortgage origination market.

                       Middle Market Banking -- Middle Market Banking's net income for the first quarter of 1995 grew $27 million, or 66 percent, from the first quarter of 1994. This growth primarily reflected an increase in net interest income, resulting from the addition of Bank of America Illinois, increased loan volumes, and improved deposit spreads. Increases in noninterest revenue, noninterest expense, and average loan outstandings were largely due to BAC's expanded midwestern banking business.

                       Private Banking and Investment Services -- Net income for Private Banking and Investment Services increased $1 million, or 8 percent, in the first quarter of 1995 compared to the same period a year ago. This increase reflected higher net interest income, which was largely attributable to Bank of America Illinois, and a decrease in the provision for credit losses from $7 million for the first quarter of 1994 to ($1) million for the first quarter of 1995. Noninterest expense increased primarily due to Bank of America Illinois' contribution.

                       Non-California Banks -- Non-California Banks, excluding Seafirst Corporation and Bank of America Illinois, produced first-quarter 1995 earnings of $34 million, up $30 million from the same period a year earlier. Substantially all of the non-California banks experienced improved financial results, particularly Nevada, Texas, Arizona, and Oregon. Net interest income increased due to an improved mix of earning assets and deposits. The provision for credit losses declined to ($11) million in the first quarter of 1995 from $6 million in the first quarter of 1994, primarily due to improved credit quality for Oregon and Nevada. Average loan outstandings increased $1.9 billion from the first quarter of 1994, reflecting growth in nearly all loan categories.

                       Other -- Other amounts are primarily associated with BAC's institutional trust and securities services, asset and liability management activities, and various other services.

RESULTS OF OPERATIONS

====================================================================================================================================
AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                    FIRST QUARTER 1995                     FIRST QUARTER 1994
                                                            -----------------------------------    ---------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                 BALANCE/a/  INTEREST/b/   RATE/b/      BALANCE/a/  INTEREST/b/  RATE/b/
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                            $  5,647     $  112       8.02%       $  3,727     $   56       6.08%
Federal funds sold                                                 546          8       5.95           1,628         13       3.32
Securities purchased under resale agreements                     8,164        135       6.71           5,910         72       4.92
Trading account assets                                           8,379        164       7.99           7,379        111       6.10
Available-for-sale securities/c/                                 9,597/d/     171       7.18           9,832/d/     146       5.98
Held-to-maturity securities/c/                                   7,913        146       7.37          11,726        213       7.27
Domestic loans:
  Consumer-residential first mortgages                          34,308        568       6.62          30,854        443       5.75
  Consumer-residential junior mortgages                         13,642        287       8.54          12,886        254       7.99
  Consumer-credit card                                           7,807        295      15.11           7,205        286      15.90
  Other consumer                                                12,974        331      10.34          11,349        270       9.64
  Commercial and industrial                                     29,228        630       8.75          20,185        303       6.10
  Commercial loans secured by real estate                       10,359        231       8.93           9,123        172       7.53
  Construction and development loans
   secured by real estate                                        3,528         95      10.88           4,275         71       6.75
  Financial institutions                                         2,454         37       6.04           1,820         20       4.36
  Agricultural                                                   1,710         41       9.80           1,613         29       7.27
  Lease financing                                                1,791         26       5.97           1,673         41      10.02
  Loans for purchasing or carrying securities                    1,396         24       7.05           2,480         25       4.06
  Other                                                          1,392         23       6.60           1,287         18       5.59
                                                              --------     ------                   --------     ------
    Total domestic loans                                       120,589      2,588       8.65         104,750      1,932       7.43
Foreign loans                                                   20,461        418       8.29          17,562        276       6.38
                                                              --------     ------                   --------     ------
    Total loans/d/                                             141,050      3,006       8.60         122,312      2,208       7.28
                                                              --------     ------                   --------     ------
    Total earning assets                                       181,296     $3,742       8.33         162,514     $2,819       6.99
                                                                           ======                                ======
Nonearning assets                                               40,144                                35,867
Less:  Allowance for credit losses                               3,696                                 3,501
                                                              --------                              --------
      TOTAL ASSETS                                            $217,744                              $194,880
                                                              ========                              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                                 $ 13,493     $   40       1.20%       $ 13,803     $   39       1.16%
  Savings                                                       13,793         70       2.07          14,266         72       2.03
  Money market                                                  30,356        213       2.85          33,673        196       2.37
  Time                                                          30,503        337       4.48          26,899        163       2.45
                                                              --------     ------                   --------     ------
    Total domestic interest-bearing deposits                    88,145        660       3.04          88,641        470       2.15
Foreign interest-bearing deposits:
  Banks located in foreign countries                             7,935        139       7.09           5,280         75       5.77
  Governments and official institutions                          6,050         89       5.95           3,812         37       3.99
  Time, savings, and other                                      13,616        226       6.74          10,442        115       4.47
                                                              --------     ------                   --------     ------
    Total foreign interest-bearing deposits                     27,601        454       6.67          19,534        227       4.73
                                                              --------     ------                   --------     ------
    Total interest-bearing deposits                            115,746      1,114       3.90         108,175        697       2.61
Federal funds purchased                                          2,459         39       6.43             362          3       2.99
Securities sold under repurchase agreements                      8,592        130       6.14           6,280         79       5.13
Other short-term borrowings                                      7,719        132       6.93           3,703         61       6.67
Long-term debt                                                  14,922        264       7.17          13,283        169       5.15
Subordinated capital notes                                         605         11       7.66             607         10       6.69
                                                              --------     ------                   --------     ------
    Total interest-bearing liabilities                         150,043     $1,690       4.57         132,410     $1,019       3.12
                                                                           ======                                ======
Domestic noninterest-bearing deposits                           32,548                                30,994
Foreign noninterest-bearing deposits                             1,608                                 1,469
Other noninterest-bearing liabilities                           14,407                                12,904
                                                              --------                              --------
    Total liabilities                                          198,606                               177,777
Stockholders' equity                                            19,138                                17,103
                                                              --------                              --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $217,744                              $194,880
                                                              ========                              ========
Interest income as a percentage of average earning assets                               8.33%                                 6.99%
Interest expense as a percentage of average earning assets                             (3.78)                                (2.54)
                                                                                        ----                                  ----
      NET INTEREST MARGIN                                                               4.55%                                 4.45%
                                                                                        ====                                  ====
====================================================================================================================================

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 35 percent.
/c/ Refer to the table on page 23 of the Balance Sheet Review section for more detail on available-for-sale and held-to-maturity securities.
/d/ Average balances include nonaccrual assets.

================================================================================
NET INTEREST           Taxable-equivalent net interest income was $2,052 million
INCOME                 for the first quarter of 1995, up $252 million from the
                       amount reported for the first quarter of 1994. This increase resulted from growth in average loans and from an improvement in the net interest margin. Average loans for the first quarter of 1995 were up 15 percent from the first quarter of 1994, reflecting the effects of mergers and acquisitions as well as core portfolio growth. BAC's net interest margin was 4.55 percent for the quarter ended March 31, 1995, up 10 basis points from the comparable period in 1994.

                       BAC's net interest margin includes the results of hedging with certain on- and off-balance-sheet financial instruments. In the first quarter of 1995, BAC's net interest income included approximately $20 million attributable to hedging with derivative instruments, compared with approximately $145 million in the comparable period in 1994. These amounts accounted for approximately 5 basis points and 35 basis points, respectively, of the net interest margins for those periods.

- --------------------------------------------------------------------------------
NONINTEREST            Noninterest income for the first quarter of 1995
INCOME                 increased $90 million, or 9 percent, from the amount
                       reported in the same period last year.

                       Fees and commissions, the largest component of noninterest income, increased $61 million from the amount reported in the first quarter of 1994. This growth was primarily attributable to increases in off-balance-sheet credit-related instrument fees, retail deposit account fees, personal and other trust fees, and loan fees and charges. These increases were partially offset by a decline in credit card membership fees. The growth in off-balance-sheet credit-related instrument fees and personal and other trust fees was primarily due to BAC's expanded midwestern banking business. The increase in retail deposit account fees was primarily due to increased service charges on certain deposit accounts and transactions. The growth in loan fees and charges was largely attributable to an increase in loan servicing fees due to expanded mortgage banking activities. Credit card membership fees declined in the first quarter of 1995 largely due to fee waivers granted to various customers in response to a competitive marketplace.

                       Trading income for the first quarter of 1995 increased $55 million from the first quarter of 1994, largely due to improved performance in debt securities trading operations and increased volume on foreign exchange products that resulted from strong global customer demand. For more information on the functional components of trading income, refer to Note 9 of the Notes to Consolidated Financial Statements on pages 9-13.

                       Other noninterest income for the first quarter of 1995 decreased $26 million from the amount reported in the same period last year primarily due to decreases in income from assets pending disposition and net gain on sales of assets. These decreases were partially offset by an increase in income from venture capital activities, which was attributable to higher realized gains and partnership distributions.

====================================================================================

NONINTEREST INCOME
- ------------------------------------------------------------------------------------
                                                                       FIRST QUARTER
                                                                     ---------------
(IN MILLIONS)                                                          1995     1994
- ------------------------------------------------------------------------------------
FEES AND COMMISSIONS
Deposit account fees:
  Retail                                                             $  216   $  200
  Commercial                                                            101       94
Credit card fees:
  Membership                                                             15       23
  Merchant                                                               60       59
Trust fees:
  Corporate and employee benefits                                        15       19
  Personal and other                                                     63       48
Other fees and commissions:
  Loan fees and charges                                                  82       72
  Off-balance-sheet credit-related instrument fees                       85       61
Mutual fund and annuity commissions                                      19       22
Other                                                                   114      111
- ------------------------------------------------------------------------------------
                                                                        770      709
- ------------------------------------------------------------------------------------

TRADING INCOME
Net trading account related                                              46       16
Foreign exchange trading related                                         83       58
- ------------------------------------------------------------------------------------
                                                                        129       74
- ------------------------------------------------------------------------------------

OTHER NONINTEREST INCOME
Income from assets pending disposition                                   11       61
Net gain on sales of assets/a/                                            1       45
Venture capital activities                                               87       31
Net gain on available-for-sale securities                                 1       20
Other income                                                             94       63
- ------------------------------------------------------------------------------------
                                                                        194      220
- ------------------------------------------------------------------------------------
                                                                     $1,093   $1,003
- ---------------------------------------------------------------------===============

/a/ Net gain on sales of assets includes gains and losses from the disposition of loans, premises and equipment, and certain other assets.

===============================================================================
NONINTEREST            Noninterest expense for the first quarter of 1995
EXPENSE                increased $205 million from the amount reported in the
                       same period of 1994, primarily due to expanded operations from mergers and acquisitions.

                       Personnel expense (salaries and employee benefits) for the first quarter of 1995 was up $134 million from the amount reported in the same period last year, partially due to higher staff levels, as well as to increases in incentive-based compensation and severance. BAC's staff level on a full-time-equivalent (FTE) basis was approximately 81,200 at March 31, 1995, up from approximately 78,200 at March 31, 1994. FTE is a measurement equal to one full-time employee working a standard day. BAC had approximately 97,500 employees at March 31, 1995, up from approximately 94,700 at this same date a year earlier. These amounts include both full-time and part-time employees.

                       Net OREO expense for the first quarter of 1995 decreased $20 million from the amount reported in the comparable period of 1994. This decrease was primarily attributable to increased gains on sales of OREO and an increase in OREO-related income.

================================================================================

NONINTEREST EXPENSE
- --------------------------------------------------------------------------------

                                                                 FIRST QUARTER
                                                             -------------------
(IN MILLIONS)                                                  1995         1994
- --------------------------------------------------------------------------------
Salaries                                                     $  809       $  710
Employee benefits                                               193          158
Occupancy                                                       173          165
Equipment                                                       159          146
Amortization of intangibles                                     109          105
Communications                                                   86           78
Regulatory fees and related expenses                             72           70
Professional services                                            69           58
Net OREO expense                                                  2           22
Other expense                                                   317          272
- --------------------------------------------------------------------------------
                                                             $1,989       $1,784
- -------------------------------------------------------------===================

INCOME                 The provision for income taxes was $439 million and $375
TAXES                  million for the quarters ended March 31, 1995 and 1994,
                       respectively, reflecting forecasted annual effective income tax rates of 41.8 percent and 42.2 percent, respectively.

                       For further information concerning BAC's provision for federal, state and foreign income taxes for the most recent five quarters, refer to Note 7 of the Notes to Consolidated Financial Statements on page 9.

BALANCE SHEET REVIEW
================================================================================

                       Earning assets totaled $181.6 billion at March 31, 1995, up $3.5 billion from $178.1 billion at year-end 1994. This increase was primarily attributable to growth in the loan portfolio, which increased $3.2 billion between year-end 1994 and March 31, 1995. Growth in earning assets was primarily funded by an increase in other short-term borrowings, which resulted from issuances of term federal funds and commercial paper.

                       During the first quarter of 1995, interest-bearing deposits in foreign offices increased $3.3 billion, while domestic deposits decreased $5.5 billion. The increase in interest-bearing foreign deposits was due to continued expansion in global markets and a shift from domestic to foreign funding sources.

                       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.
                       121). SFAS No. 121 is effective for fiscal years beginning after December 15, 1995, and is expected to be adopted by BAC beginning in 1996. BAC does not expect that, at adoption, SFAS No. 121 will have a material effect on its financial position or results of operations.

- ------------------------------------------------------------------------------------------------------------------------------------


AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES -- AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
- ------------------------------------------------------------------------------------------------------------------------------------

                                            FIRST QUARTER 1995                                     FIRST QUARTER 1994

                             -------------------------------------------------     -------------------------------------------------

                                                                          RATE                                                 RATE
                                                            RATE      BASED ON                                 RATE        BASED ON
                                                        BASED ON     AMORTIZED                               BASED ON     AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS) BALANCE/a/  INTEREST/b/  FAIR VALUE/b/    COST/b/     BALANCE/a/  INTEREST/b/  FAIR VALUE/b/   COST/b/
- ------------------------------------------------------------------------------------------------------------------------------------


AVAILABLE-FOR-SALE
 SECURITIES
U.S. Treasury and other
 government
 agency securities           $ 1,864     $     32           6.84%         6.71%   $  3,547    $     49            5.54%        5.67%

Mortgage-backed securities     5,186           89           6.89          6.68       4,255          58            5.41         5.47
Other domestic securities        552            7           5.41          5.78         323           3            4.15         4.51
Foreign securities             1,995/c/        43           8.75          7.45       1,707/c/       36            8.65         7.38
- ------------------------------------------------------------------------------------------------------------------------------------
                             $ 9,597     $    171           7.18%         6.82%   $  9,832    $    146            5.98%        5.89%
- ------------------------------------------------------------------------------------------------------------------------------------


                                                     FIRST QUARTER 1995                                   FIRST QUARTER 1994
                                            -------------------------------------                 ----------------------------------


(DOLLAR AMOUNTS IN MILLIONS)                BALANCE/a/   INTEREST/b/     RATE/b/                  BALANCE/a/  INTEREST/b/   RATE/b/
- ------------------------------------------------------------------------------------------------------------------------------------

HELD-TO-MATURITY SECURITIES
U.S. Treasury and other
 government agency
 securities                                 $    438     $       7        6.83%                     $    821     $    13       6.37%

Mortgage-backed securities                     4,697            84        7.12                         8,142         147       7.23
State, county, and
 municipal securities                            449             9        8.14                           501          10       7.98
Other domestic securities                        188             4        7.20                           252           5       7.75
Foreign securities                             2,141            42        7.97                         2,010          38       7.67

- ------------------------------------------------------------------------------------------------------------------------------------
                                            $  7,913     $     146        7.37%                     $ 11,726     $   213       7.27%
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

CREDIT RISK MANAGEMENT
================================================================================

LOAN PORTFOLIO         Total loans at March 31, 1995 were up $3.2 billion from
MANAGEMENT             year-end 1994, resulting from continued growth in both
                       the domestic and foreign sectors.

===========================================================================================================
LOAN OUTSTANDINGS
- -----------------------------------------------------------------------------------------------------------
                                                1995                             1994
                                            --------    ---------------------------------------------------
(IN MILLIONS)                               MARCH 31       DEC. 31      SEPT. 30       JUNE 30     MARCH 31
- -----------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages               $ 34,791      $ 33,818      $ 33,033      $ 31,784     $ 30,993
  Residential junior
   mortgages                                  13,808        13,589        13,658        13,280       12,927
  Other installment                           10,989        10,598         9,921         9,439        9,343
  Credit card                                  7,757         8,020         7,420         7,169        7,162
  Other individual lines
   of credit                                   1,691         1,736         1,747         1,806        1,874
  Other                                          409           403           470           224          222
- -----------------------------------------------------------------------------------------------------------
                                              69,445        68,164        66,249        63,702       62,521
Commercial:
  Commercial and industrial                   30,481        28,814        29,021        21,815       20,954
  Loans secured by real
   estate                                     10,504        10,277         9,823         9,131        9,050
  Construction and
   development loans
   secured by real estate                      3,526         3,616         3,929         3,742        3,991
  Financial institutions                       2,211         2,872         2,601         1,340        1,751
  Agricultural                                 1,658         1,840         1,721         1,605        1,614
  Lease financing                              1,786         1,814         1,694         1,678        1,665
  Loans for purchasing or
   carrying securities                         1,348         1,529         1,495         1,683        2,934
  Other                                        1,639         1,623         1,642         1,465        1,332
- -----------------------------------------------------------------------------------------------------------
                                              53,153        52,385        51,926        42,459       43,291
- -----------------------------------------------------------------------------------------------------------
                                             122,598       120,549       118,175       106,161      105,812


FOREIGN
Commercial and industrial                     14,417        13,496        13,331        12,388       11,748
Banks and other financial
 institutions                                  2,871         2,516         2,629         2,206        1,955
Governments and official
 institutions                                    866           896         1,220           862          787
Other                                          3,407         3,455         3,336         3,257        3,242
- -----------------------------------------------------------------------------------------------------------
                                              21,561        20,363        20,516        18,713       17,732
- -----------------------------------------------------------------------------------------------------------
      TOTAL LOANS                            144,159       140,912       138,691       124,874      123,544
Less:  Allowance for credit losses             3,725         3,690         3,625         3,414        3,445
- -----------------------------------------------------------------------------------------------------------
                                            $140,434      $137,222      $135,066      $121,460     $120,099
- --------------------------------------------===============================================================

================================================================================

                       Domestic Consumer Loans -- The growth in domestic consumer loans during the first quarter of 1995 included increases in residential first mortgages and other installment loans of $1.0 billion and $0.4 billion, respectively. These increases were partially offset by a $0.3 billion decline in credit card loan outstandings between year-end 1994 and March 31, 1995. The increase in residential first mortgages reflected BAC's continued efforts in broadening its origination capabilities geographically. First residential mortgages increased by approximately $0.3 billion in the Northeast as a result of the recent acquisition of Arbor National Holdings, Inc. (Arbor). The remaining growth occurred in the Midwest and Southwest regions. Residential first mortgages in California at March 31, 1995 were essentially unchanged from the amount reported at year-end 1994. The increase in other installment loans was largely due to an increase in manufactured housing loans nationwide. For information regarding BAC's domestic residential first mortgages by geographic area and domestic consumer loan delinquencies, refer to the tables below.

============================================================================

DOMESTIC RESIDENTIAL FIRST MORTGAGES BY GEOGRAPHIC AREA
- ----------------------------------------------------------------------------
(IN MILLIONS)                                                 MARCH 31, 1995
- ----------------------------------------------------------------------------
California                                                            27,150/a/
Washington                                                             1,459
Oregon                                                                 1,184
Hawaii                                                                 1,027
Arizona                                                                  983
Other/b/                                                               2,988
- ----------------------------------------------------------------------------
                                                                    $ 34,791
- --------------------------------------------------------------------========

/a/ Approximately 50 percent of domestic residential first mortgages in California at March 31, 1995 were secured by properties in the following Southern California counties: Los Angeles, Orange, Riverside,
    San Bernardino, San Diego, and Ventura.

/b/ No other state individually exceeded 2 percent of total domestic residential first mortgages.

===============================================================================

DOMESTIC CONSUMER LOAN DELINQUENCY INFORMATION/a/
- -------------------------------------------------------------------------------
                                     1995                  1994
                                 --------  ------------------------------------
(DOLLAR AMOUNT IN MILLIONS)      MARCH 31  DEC. 31  SEPT. 30  JUNE 30  MARCH 31
- -------------------------------------------------------------------------------

DELINQUENT CONSUMER LOANS
Residential first mortgages          $595     $566      $563     $596    $  672
Residential junior mortgages           95       92        85       85        99
Credit Card                           166      153       149      153       168
Other                                  72       69        64       61        69
- -------------------------------------------------------------------------------
                                     $928     $880      $861     $895    $1,008
- -------------------------------------==========================================

DELINQUENT CONSUMER LOAN RATIOS/b/
Residential first mortgages          1.71%    1.68%     1.71%    1.88%     2.17%
Residential junior mortgages         0.69     0.68      0.62     0.64      0.77
Credit Card                          2.14     1.91      2.01     2.14      2.35
Other                                0.56     0.54      0.53     0.53      0.59
- -------------------------------------------------------------------------------
                                     1.34%    1.29%     1.30%    1.40%     1.61%
- -------------------------------------------------------------------------------

/a/ 60 days or more past due.
/b/ Ratios represent delinquency balances expressed as a percentage of total loans for that loan category.

================================================================================

                       Domestic Commercial Loans -- Commercial and industrial loans, the largest sector of BAC's domestic commercial loan portfolio, grew $1.7 billion between December 31, 1994 and March 31, 1995. This increase was primarily due to continued loan demand from large corporate borrowers. Partially offsetting this growth was a decline in loans to financial institutions of $0.7 billion during the first quarter of 1995. This decline was a result of principal paydowns and loan sales.


===========================================================================================================
DOMESTIC COMMERCIAL LOANS SECURED BY REAL ESTATE BY GEOGRAPHIC AREA AND PROJECT TYPE AT MARCH 31, 1995
- -----------------------------------------------------------------------------------------------------------
                                                                                MEDICAL &
                                              LIGHT   APARTMENT &                  DENTAL
(IN MILLIONS)           RETAIL     OFFICE  INDUSTRY   CONDOMINIUM      HOTEL   FACILITIES    OTHER    TOTAL
- -----------------------------------------------------------------------------------------------------------
  California            $1,982     $  743    $  801        $  540       $111         $ 20   $1,235  $ 5,432/a/
  Washington               384        460       444           410        145          124      359    2,326
  Nevada                   168        108        57            98        112           16      163      722
  Arizona                  205         24        24            36          2            1       65      357
  Oregon                    84         42        62            98         33            6       31      356
  Other/b/                 191        434        61           136        210            7      272    1,311
- -----------------------------------------------------------------------------------------------------------
                        $3,014     $1,811    $1,449        $1,318       $613         $174   $2,125  $10,504
- ------------------------===================================================================================

/a/ Approximately 50 percent of domestic commercial loans secured by real estate in California at March 31, 1995 were secured by properties in the following Southern California counties: Los Angeles, Orange,
     San Bernardino, San Diego, Riverside, and Ventura.

/b/ No other state individually exceeded 2 percent of total domestic commercial loans secured by real estate.

===================================================================================================
DOMESTIC CONSTRUCTION AND DEVELOPMENT LOANS BY GEOGRAPHIC AREA AND PROJECT TYPE AT MARCH 31, 1995
- ---------------------------------------------------------------------------------------------------
                                                        APARTMENT &            LIGHT
(IN MILLIONS)            OFFICE    SUBDIVISION  RETAIL  CONDOMINIUM  HOTEL  INDUSTRY  OTHER   TOTAL
- ---------------------------------------------------------------------------------------------------
  California             $  500           $444    $249         $176   $126      $ 98   $123  $1,716/a/
  Washington                144            200     102           66     27        19     59     617
  Pennsylvania              203              -       -            -      -         -      -     203
  Texas                       -             36      49           40      -         1      7     133
  Arizona                     3             48      35           27      1         4     13     131
  Georgia                    15             14      56           14      -        14      -     113
  Nevada                     26             17      22           25      -         3     13     106
  Illinois                   38             32      26            -      -         -      -      96
  Massachusetts              48              -      30            -      -         -      -      78
  Florida                     -              6      51           17      -         -      -      74
  Other/b/                   50             33      67           69      -         3     37     259
- ---------------------------------------------------------------------------------------------------
                         $1,027           $830    $687         $434   $154      $142   $252  $3,526
- -------------------------==========================================================================

/a/ Approximately 65 percent of domestic construction and development loans in California at March 31, 1995 were secured by properties in the following Southern California counties: Los Angeles, Orange, San Bernardino,
     San Diego, Riverside, and Ventura.

/b/ No other state individually exceeded 2 percent of total domestic construction and development loans.



                       Foreign Loans -- Foreign loan outstandings increased $1.2 billion between December 31, 1994 and March 31, 1995. This growth was primarily reflected in a $0.9 billion increase in foreign commercial and industrial loans, largely resulting from increased loan demand in Asia.

================================================================================

EMERGING MARKET        In connection with its effort to maintain a diversified
EXPOSURE               portfolio, BAC attempts to limit its exposure to any one
                       country. BAC also strives to ensure that its exposure to groups of borrowers that may be similarly affected by events is limited. One such group is emerging market countries, as shown in the table below. At March 31, 1995, BAC's emerging market exposure totaled $8,147 million, or 4 percent of total assets, and included loans, restructured debt, non-restructured debt, and other monetary assets.

- ------------------------------------------------------------------------------------------------------------------------------------
EMERGING MARKET EXPOSURE
- ----------------------------------------------------------------------------------------------------------------------------------
                                                              MARCH 31, 1995
              --------------------------------------------------------------------------------------------------------------------

                                 LOANS        AVAILABLE-FOR-SALE SECURITIES/a/  HELD-TO-MATURITY SECURITIES/a/      OTHER/b/
                         -------------------- --------------------------------  ------------------------------ -------------------
                                   MEDIUM-AND                                                                           MEDIUM-AND
(IN MILLIONS)  TOTAL/c/  SHORT-TERM LONG-TERM COLLATERALIZED UNCOLLATERALIZED COLLATERALIZED UNCOLLATERALIZED SHORT-TERM LONG-TERM
- ----------------------------------------------------------------------------------------------------------------------------------
Mexico        $2,777      $  563    $  572/d/        $221             $ 44          $ 856              $ -        $  462      $ 59
Brazil           963         452        10            102              186              -               36           156        21
India            788         281         -              -                -              -                -           507         -
Venezuela        661          47        15/d/         186                7            373               11             3        19
Chile            456         228       126              -                -              -                -           102         -
Greece           409          55        20              -                -              -                -           334         -
Argentina        365         202         8             10               46              -                -            84        15
Colombia         324         111       178              -                -              -               14            21         -
Indonesia        318         198        10              -                -              -                -           110         -
China            244          49        16              -               22              -                -           157         -
Pakistan         208           -         -              -                -              -                -           208         -
Other/e/         634          61       125            134              108              -                -           195        11
- ----------------------------------------------------------------------------------------------------------------------------------
              $8,147      $2,247/f/ $1,080/f/        $653/g/          $413/g/      $1,229/h/           $61/h/     $2,339      $125
- --------------====================================================================================================================

/a/ Represents medium- and long-term exposure.

/b/ Includes the following assets, primarily in U.S. dollars, with borrowers or customers in a foreign country: accrued interest receivable, acceptances, interest-bearing deposits with other banks, trading account assets, other interest-earning investments, and other monetary assets.

/c/ Excludes local currency outstandings that were funded by local currency borrowings as follows: $25 million for Brazil, $19 million for Venezuela, $213 million for India, $32 million for Argentina, $62 million for Chile, $57 million for Indonesia, and $282 million for other emerging market countries.

/d/ Mexico and Venezuela include $30 million and $3 million, respectively, of loans that are collateralized by zero-coupon U.S. Treasury securities.

/e/ No other country individually exceeded 2 percent of total emerging market exposure.

/f/ Total loans include nonaccrual loans of $87 million.

/g/ Total available-for-securities include $367 million of nonaccrual debt-restructuring bonds.

/h/ The fair value of total held-to-maturity securities was approximately $640 million.

====================================================================================================================================
CROSS-BORDER OUTSTANDINGS EXCEEDING ONE PERCENT OF TOTAL ASSETS
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       CROSS-BORDER
                                                                                                            TOTAL      OUTSTANDINGS
                                                            PUBLIC                      PRIVATE      CROSS-BORDER   AS A PERCENTAGE
(DOLLAR AMOUNTS IN MILLIONS)/abcd/   DATE REPORTED          SECTOR/e/       BANKS/e/     SECTOR/e/   OUTSTANDINGS   OF TOTAL ASSETS
- ------------------------------------------------------------------------------------------------------------------------------------


Japan                                MARCH 31, 1995         $    9         $1,667        $2,558            $4,234              1.90%
                                     December 31, 1994          17          1,248         2,292             3,557              1.65
                                     September 30, 1994         18          1,339         2,131             3,488              1.63
                                     June 30, 1994              17          1,529         2,049             3,595              1.82
                                     March 31, 1994             17          1,596         1,712             3,325              1.69

Spain                                MARCH 31, 1995         $   70         $   33        $1,750            $1,853              0.83%
                                     December 31, 1994          57            108         1,817             1,982              0.92
                                     September 30, 1994        108            196         1,784             2,088              0.97
                                     June 30, 1994              61            110         3,026             3,197              1.62
                                     March 31, 1994            117             85         3,045             3,247              1.65

Hong Kong                            MARCH 31, 1995         $    -         $  158        $1,208            $1,366              0.61%
                                     December 31, 1994           -            185         1,202             1,387              0.64
                                     September 30, 1994          5            192         1,488             1,685              0.79
                                     June 30, 1994               -            101         2,328             2,429              1.23
                                     March 31, 1994              -            106         2,202             2,308              1.17
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

/b/ At March 31, 1995, total unfunded commitments of the countries listed above, whose unfunded commitments exceeded 10 percent of their respective cross-border outstandings, were as follows: Japan, $1,364 million and Hong Kong, $312 million.

/c/ Included in the cross-border outstandings of the countries listed are loans and other interest-bearing assets on nonaccrual status at March 31, 1995, December 31, 1994, September 30, 1994, June 30, 1994, and March 31, 1994,
    respectively, as follows: $20 million, $18 million, $17 million, $17 million, and $16 million for Japan; $3 million, $3 million, $3 million, $6 million, and $6 million for Spain; and $1 million, $2 million, $4 million, $6 million, and $6 million for Hong Kong. Also included in cross-border outstandings are loans past due 90 days or more and still accruing interest at June 30, 1994 of $1 million for Hong Kong.

/d/ Countries whose cross-border outstandings were between 0.75 percent and 1.00 percent of total assets were as follows: $2,138 million, $1,799 million, $1,690 million, and $1,522 million for South Korea at March 31, 1995, December 31, 1994, September 30, 1994, and June 30, 1994, respectively; and $2,067 million, $1,816 million and $1,738 million for Italy at March 31, 1995, September 30, 1994 and June 30, 1994, respectively.

    No other country excluded from this table had cross-border outstandings between 0.75 percent and 1.00 percent of total assets for any of the periods presented. However, not included in cross-border outstandings with Mexico were par bonds issued by the government of Mexico with face values of $1,341 million at March 31, 1995, December 31, 1994, September 30, 1994, June 30, 1994, and March 31, 1994. The par bonds had a carrying value of $1,077 million at March 31, 1995, $1,109 million at December 31, 1994, $1,162 million at September 30, 1994, $1,153 million at June 30, 1994, and $1,178 million at March 31, 1994. At March 31, 1995, the par bonds had a total fair value of approximately $665 million. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," certain of these par bonds were recorded in available-for-sale securities and carried at their fair value of $221 million at March 31, 1995, while the remainder of these par bonds were recorded in held-to-maturity securities at their amortized cost. Principal repayment of these par bonds is collateralized by zero-coupon U.S. Treasury securities that, at maturity in 2008 and 2019, will have a redemption value equal to the face value of the par bonds. At March 31, 1995, this collateral had a fair value of approximately $230 million. Future interest payments for a rolling eighteen-month period are also collateralized by additional U.S. dollar-denominated securities permitted by the agreement. The details of the transaction in which the majority of these par bonds were acquired were reported in the Parent's Annual Report on Form 10-K for the year ended December 31, 1990. Mexico's cross-border outstandings also excluded additional securities of $30 million at March 31, 1995, December 31, 1994 and September 30, 1994, and $45 million at June 30, 1994, and March 31, 1994, which are fully collateralized at maturity by separate zero-coupon U.S. Treasury securities. Had these par bonds and other instruments been included, total cross-border outstandings with Mexico would have exceeded
    1.00 percent of total assets for all periods presented.

/e/ Sector definitions are based on Federal Financial Institutions
    Examination Council Instructions for preparing the Country Exposure Report.

================================================================================

ALLOWANCE              The allowance for credit losses at March 31, 1995 was
FOR CREDIT LOSSES      $3,725 million, or 2.58 percent of loan outstandings,
                       compared with $3,690 million, or 2.62 percent, at December 31, 1994. Excluding outstandings in the residential first mortgage portfolio and the portion of the allowance associated with these outstandings, the ratios were 3.32 percent and 3.36 percent of loans at March 31, 1995 and December 31, 1994, respectively. In addition, BAC's ratio of the allowance for credit losses to total nonaccrual assets was 193 percent at March 31, 1995, up from 177 percent at December 31, 1994.

                       Management develops the allowance using a "building block approach" for various portfolio segments. While management has allocated reserves to various portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

                       The allowance is established by credit officers for each portfolio segment. Significant loans, particularly those considered to be impaired in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended (SFAS No.
                       114), are individually analyzed, while other loans are analyzed by portfolio segment. In establishing the allowance for the portfolio segments, credit officers initially employ results obtained from statistical models using historical loan performance data.

==============================================================================================================================

COMPOSITION OF ALLOWANCE FOR CREDIT LOSSES
- ------------------------------------------------------------------------------------------------------------------------------
                                                           1995                                         1994
                                                       --------         ------------------------------------------------------
(IN MILLIONS)                                          MARCH 31         DEC. 31        SEPT. 30        JUNE 30        MARCH 31
- ------------------------------------------------------------------------------------------------------------------------------
Special mention and classified:
  Historical loss experience component                   $  473          $  516          $  292         $  311          $  401
  Credit management allocated component                     410             428             626            579             653
- ------------------------------------------------------------------------------------------------------------------------------
    Total special mention and classified                    883             944             918            890           1,054

Other:
  Domestic consumer                                       1,081           1,059           1,048          1,042           1,079
  Domestic commercial                                       224             223             225            166             148
  Foreign                                                   324             270             189            149             144
- ------------------------------------------------------------------------------------------------------------------------------
    Total allocated                                       2,512           2,496           2,380          2,247           2,425
Unallocated                                               1,213           1,194           1,245          1,167           1,020
- ------------------------------------------------------------------------------------------------------------------------------
                                                         $3,725          $3,690          $3,625         $3,414          $3,445
- ---------------------------------------------------------=====================================================================

                       Net credit losses for the first quarter of 1995 decreased $97 million, or 56 percent, from the amount reported in the first quarter of 1994. Net credit losses in the domestic consumer portfolio, the largest component of BAC's net credit losses, decreased $26 million from the first quarter of 1994. Net credit recoveries in the foreign portfolio amounted to $52 million in the first quarter of 1995, compared to net credit losses of $16 million in the same period a year ago. This improvement was primarily due to recoveries in the first quarter of 1995 on loans to Brazil and Ecuador.

================================================================================================================================

QUARTERLY CREDIT LOSS EXPERIENCE
- --------------------------------------------------------------------------------------------------------------------------------
                                                                     1995                              1994
                                                                  -------          ---------------------------------------------
                                                                    FIRST           FOURTH        THIRD     SECOND       FIRST
(DOLLAR AMOUNTS IN MILLIONS)                                      QUARTER          QUARTER      QUARTER    QUARTER     QUARTER
- --------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period                                       $3,690           $3,625       $3,414     $3,445      $3,508
CREDIT LOSSES
Domestic consumer:
  Residential first mortgages                                          14               15           14         13           7
  Residential junior mortgages                                         17               20           18         24          26
  Credit card                                                          86               91           93         96         102
  Other consumer                                                       54               55           55         57          64
Domestic commercial:
  Commercial and industrial                                            18                9            9         18          11
  Loans secured by real estate                                          9                7            9         21          15
  Construction and development
    loans secured by real estate                                       11                9           42         12          23
  Financial institutions                                                -                1            -          1           -
  Agricultural                                                          2                6            -          1           1
  Lease financing                                                       -                1            -          -           -
Foreign                                                                 1                2            7          9          24
- --------------------------------------------------------------------------------------------------------------------------------
     Total credit losses                                              212              216          247        252         273

CREDIT LOSS RECOVERIES
Domestic consumer:
  Residential first mortgages                                           -                3            1          -           -
  Residential junior mortgages                                          4                4            4          6           4
  Credit card                                                          12               12           19         11          12
  Other consumer                                                       19               19           26         21          21
Domestic commercial:
  Commercial and industrial                                            32               19           34         21          20
  Loans secured by real estate                                          3                8            6          7           4
  Construction and development loans secured
     by real estate                                                     8               18           22         18          24
  Financial institutions                                                -               10            2          2           2
  Agricultural                                                          2                2            2          2           2
  Lease financing                                                       2                2            1          1           2
Foreign                                                                53               83           24          9           8
- --------------------------------------------------------------------------------------------------------------------------------
     Total credit loss recoveries                                     135              180          141         98          99
- --------------------------------------------------------------------------------------------------------------------------------
       Total net credit losses                                         77               36          106        154         174

Provision for credit losses                                           100              100          110        125         125
Allowance related to mergers and acquisitions/a/                        3                -          241          -           -
Other net additions (deductions)                                        9                1          (34)        (2)        (14)
- --------------------------------------------------------------------------------------------------------------------------------
             BALANCE, END OF PERIOD                                $3,725           $3,690       $3,625     $3,414      $3,445
- -------------------------------------------------------------------=============================================================
ANNUALIZED RATIO OF NET CREDIT LOSSES (RECOVERIES)
  TO AVERAGE LOAN OUTSTANDINGS
Domestic consumer:
  Residential first mortgages                                        0.16%            0.15%        0.16%      0.16%       0.10%
  Residential junior mortgages                                       0.38             0.46         0.41       0.56        0.70
  Credit card                                                        3.84             4.11         4.05       4.82        5.07
  Other consumer                                                     1.10             1.13         0.98       1.25        1.52
Domestic commercial:
  Commercial and industrial                                         (0.20)           (0.14)       (0.40)     (0.05)      (0.19)
  Loans secured by real estate                                       0.24            (0.04)        0.11       0.63        0.50
  Construction and development loans secured
    by real estate                                                   0.33            (0.86)        2.07      (0.62)      (0.14)
  Financial institutions                                               -             (1.22)       (0.26)     (0.37)      (0.47)
  Agricultural                                                         -              0.79        (0.37)     (0.14)      (0.33)
  Lease financing                                                  (0.36)            (0.25)       (0.31)     (0.32)      (0.31)
    Total domestic                                                  0.43              0.39         0.44       0.59        0.61
Foreign                                                            (1.03)            (1.62)       (0.37)         -        0.37
  TOTAL                                                             0.22              0.10         0.32       0.50        0.58
RATIO OF ALLOWANCE TO LOANS AT QUARTER END                          2.58              2.62         2.61       2.73        2.79
EARNINGS COVERAGE OF NET CREDIT LOSSES/b/                          14.96x            31.00x        9.82x      6.66x       5.83x
- --------------------------------------------------------------------------------------------------------------------------------

/a/ Represents the addition of consummation date allowances for credit losses of Arbor in the first quarter of 1995, and Continental and Liberty Bank of $238 million and $3 million, respectively, in the third quarter of 1994.

/b/ Earnings coverage of net credit losses is calculated as income before income taxes plus the provision for credit losses as a multiple of net credit losses.

===============================================================================

NONPERFORMING          Total nonaccrual assets decreased $145 million, or 7
ASSETS                 percent, between year-end 1994 and March 31, 1995. This
                       decrease reflected improvements in most segments of the credit portfolio, particularly in construction and development loans secured by real estate, foreign loans, and domestic commercial and industrial loans. These improvements were primarily due to full or partial payments on nonaccrual loans and the restoration of nonaccrual loans to accrual status.

                       The improvement in BAC's credit quality during the first quarter of 1995 was also reflected in BAC's nonperforming assets ratios. At March 31, 1995, the ratio of nonaccrual loans to total loans was 1.34 percent, down from 1.48 percent at December 31, 1994. In addition, the nonperforming assets ratio (nonaccrual assets and OREO/total assets) declined 10 basis points from year-end 1994 to 1.12 percent at March 31, 1995.

                       OREO was $559 million at March 31, 1995, essentially unchanged from $555 million at December 31, 1994.

                       Effective January 1, 1995, BAC adopted SFAS No. 114. The adoption of SFAS No. 114 did not have a material effect on BAC's financial position or results of operations. Impaired loans amounted to $1,520 million at March 31, 1995 and were comprised of all nonaccrual loans except for domestic consumer nonaccrual loans and nonaccrual loans to foreign governments and official institutions, which were collectively valued for impairment, and nonaccrual lease financing loans, which are specifically excluded from the scope of SFAS No. 114. For more information on the adoption of this Statement, refer to
                       Note 4 of the Notes to Consolidated Financial Statements on pages 7 and 8.

                       For further information concerning nonaccrual assets, refer to the tables on pages 32 and 33.

==================================================================================================================================

ANALYSIS OF CHANGE IN NONACCRUAL ASSETS
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                             1995                           1994
                                                                       ----------      -------------------------------------------
                                                                            FIRST       FOURTH       THIRD     SECOND      FIRST
(IN MILLIONS)                                                             QUARTER      QUARTER     QUARTER    QUARTER    QUARTER
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of quarter                                              $2,080       $2,084      $2,222     $2,498     $2,886
Additions:
 Loans placed on nonaccrual status                                            175          362         200        269        227
 Acquired in the Continental merger                                             -            -         245          -          -
Deductions:
 Sales                                                                         (5)          (9)       (167)        (4)       (30)
 Restored to accrual status                                                   (92)        (107)       (145)      (169)      (195)
 Foreclosures                                                                 (15)         (32)        (19)       (32)       (72)
 Charge-offs                                                                  (19)         (19)        (47)       (37)       (40)
 Other, primarily payments                                                   (189)        (199)       (205)      (303)      (278)
- ----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, END OF QUARTER                                                   $1,935       $2,080      $2,084     $2,222     $2,498
- ---------------------------------------------------------------------------=======================================================

==================================================================================================================================

NONACCRUAL ASSETS, RESTRUCTURED LOANS, AND LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                             1995                         1994
                                                                       ----------      -------------------------------------------
(IN MILLIONS)                                                            MARCH 31      DEC. 31    SEPT. 30   JUNE 30    MARCH 31
- ----------------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS
Domestic consumer loans:
  Residential first mortgages                                              $  311       $  319      $  359    $  383      $  426
  Residential junior mortgages                                                 65           56          44        39          43
  Other consumer                                                               10            7           5         2           2
Domestic commercial loans:
  Commercial and industrial                                                   429          453         352       236         372
  Loans secured by real estate                                                341          347         412       588         553
  Construction and development loans secured
    by real estate                                                            549          647         672       724         819
  Financial institutions                                                        4            3          12        18          22
  Agricultural                                                                 36           31          45        44          41
  Lease financing                                                               1            1          13        13          13
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                            1,746        1,864       1,914     2,047       2,291

Foreign loans:
  Commercial and industrial                                                   133          157          95        97         119
  Banks and other financial institutions                                       19           22          10         8           9
  Governments and official
    institutions                                                               28           24          17        17          16
  Other                                                                         9           12          30        46          36
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                              189          215         152       168         180
Other interest-bearing assets                                                   -            1          18         7          27
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                           $1,935/a/    $2,080/a/   $2,084/a/ $2,222/a/   $2,498/a/
- ---------------------------------------------------------------------------=======================================================

RESTRUCTURED LOANS
Domestic commercial:
  Commercial and industrial                                                $   73       $   71      $   79    $   86      $   86
  Loans secured by real estate                                                 13           15          11        13          12
  Construction and development loans secured
    by real estate                                                              9            2           2         2           6
  Agricultural                                                                 13            7           1         1           1
  Lease financing                                                               -            -           1         1           1
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                              108           95          94       103         106
Foreign/b/                                                                      1            2          36        36          36
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                           $  109       $   97      $  130    $  139      $  142
- ---------------------------------------------------------------------------=======================================================

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
Domestic consumer:
  Residential first mortgages                                              $  142       $  133      $   91    $  108      $  121
  Residential junior mortgages                                                 10           23          21        23          26
  Other consumer                                                              137          136         126       129         143
Domestic commercial:
  Commercial and industrial                                                    15           25          76        19           3
  Loans secured by real estate                                                 20           54          70       122          64
  Construction and development loans secured
    by real estate                                                             35           38          34        96         113
  Financial institutions                                                        -           16           -         -           -
  Agricultural                                                                  -            8           -         -           7
  Lease financing                                                               -            1           -         -           -
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                              359          434         418       497         477
Foreign                                                                        10            2           2         1           5
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                           $  369       $  436      $  420    $  498      $  482
- ---------------------------------------------------------------------------=======================================================

/a/ Excludes certain nonaccrual debt-restructuring par bonds and other instruments that were included in available-for-sale and held-to-maturity securities of $367 million at March 31, 1995, $441 million at December 31, 1994, $393 million at September 30, 1994, $367 million at June 30, 1994, and $56 million at March 31, 1994. Also excludes certain other nonaccrual loans and other instruments issued by various governments of $3 milion at March 31, 1995, $8 million at December 31, 1994, $44 million at September 30, 1994 and June 30, 1994, and $181 million at March 31, 1994 that were included in other assets at the lower of cost or fair value.

/b/ Excludes debt restructurings with countries that have experienced liquidity problems of $1.8 billion at March 31, 1995 and December 31, 1994, and $1.9 billion at September 30, 1994, June 30, 1994, and March 31, 1994. The majority of these instruments were classified as either available-for-sale or held-to-maturity securities.

===================================================================================================================================


INTEREST INCOME FOREGONE ON NONACCRUAL ASSETS
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 THREE MONTHS ENDED
(IN MILLIONS)                                                                                                        MARCH 31, 1995
- -----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Interest income that would have been recognized had the assets
  performed in accordance with their original terms                                                                            $48
Less:  Interest income included in the results of operations                                                                    24
- ----------------------------------------------------------------------------------------------------------------------------------
  Domestic interest income foregone                                                                                             24

FOREIGN
Interest income that would have been recognized had the assets
  performed in accordance with their original terms                                                                              4
Less:  Interest income included in the results of operations                                                                     2
- ----------------------------------------------------------------------------------------------------------------------------------
  Foreign interest income foregone                                                                                               2
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                               $26
- -------------------------------------------------------------------------------------------------------------------------------===

==================================================================================================================================

CASH INTEREST PAYMENTS ON NONACCRUAL ASSETS BY LOAN TYPE/a/
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      THREE MONTHS ENDED
                                                     MARCH 31, 1995                                     MARCH 31, 1995
                           ---------------------------------------------------------------   ---------------------------------------
                                                                                                               CASH INTEREST
                                                       CUMULATIVE                BOOK AS A      AVERAGE       PAYMENTS APPLIED
                           CONTRACTUAL                   INTEREST  NONACCRUAL   PERCENTAGE   NONACCRUAL  ---------------------------
                             PRINCIPAL   CUMULATIVE       APPLIED        BOOK           OF         BOOK  AS INTEREST
(DOLLAR AMOUNT IN MILLIONS)    BALANCE  CHARGE-OFFS  TO PRINCIPAL     BALANCE  CONTRACTUAL      BALANCE  INCOME      OTHER/b/  TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
 Residential first mortgages    $  314       $    2          $  1      $  311           99%      $  320          $ 2   $ -       $ 2
 Residential junior mortgages       69            3             1          65           94           59            1     -         1
 Other consumer                     23           11             2          10           43            7            -     -         -

Commercial:
 Commercial and industrial       1,116          568           119         429           38          433            5     9        14
 Loans secured by real estate      546          172            33         341           62          341            6     5        11
 Construction and development
  loans secured by real estate     976          372            55         549           56          618            9     5        14
 Financial institutions             16            9             3           4           25            3            -     -         -
 Agricultural                       67           23             8          36           54           37            1     -         1
 Lease financing                     1            -             -           1          100            1            -     -         -
- ------------------------------------------------------------------------------------------------------------------------------------
                                 3,128        1,160           222       1,746           56        1,819           24    19        43
FOREIGN
Commercial and industrial          262          107            22         133           51          148            1     2         3
Banks and other financial
 institutions                       43           18             6          19           44           21            -     -         -
Governments and official
 institutions                       41           13             -          28           68           25            1     -         1
Other                               37           26             2           9           24           11            -     -         -
- ------------------------------------------------------------------------------------------------------------------------------------
                                   383          164            30         189           49          205            2     2         4
- ------------------------------------------------------------------------------------------------------------------------------------
                                $3,511       $1,324          $252      $1,935           55%      $2,024          $26   $21       $47
- --------------------------------====================================================================================================

CASH YIELD ON AVERAGE TOTAL NONACCRUAL BOOK BALANCE                                                                            9.42%
- ------------------------------------------------------------------------------------------------------------------------------------

/a/ Includes information related to all nonaccrual loans including those that are fully charged off or otherwise have a book balance of zero.

/b/ Primarily represents cash interest payments applied to principal. Also includes cash interest payments accounted for as credit loss recoveries, which are recorded as increases to the allowance for credit losses.

FOREIGN EXCHANGE AND DERIVATIVES CONTRACTS
================================================================================

                       BAC uses foreign exchange and derivatives contracts in both its trading and its asset and liability management activities. Foreign exchange and derivatives contracts include futures, forwards, swaps, and options contracts, all of which derive their value from underlying interest rates, foreign exchange rates, commodity values, or equity instruments. Certain foreign exchange and derivatives transactions involve standardized contracts executed on organized exchanges, while other transactions are negotiated over-the-counter, with the terms tailored to meet the needs of BAC and its clients. Counterparties to BAC's foreign exchange and derivatives transactions include U.S. and foreign banks, nonbank financial institutions, corporations, governments, and asset managers.

                       BAC earns trading revenue by executing transactions to support customers' risk management needs and by making markets in a wide variety of trading products. Using its expertise and global presence, BAC executes foreign exchange and derivatives transactions to aid its customers in managing their risk exposures to interest and exchange rates, prices of securities, and financial or commodity indices.

                       BAC also acts as an end-user by employing foreign exchange and derivatives contracts in connection with its own asset and liability management through hedging activities. More specifically, BAC primarily uses interest rate derivatives instruments to manage the interest rate risk associated with its assets and liabilities, including residential loans, long-term debt, and deposits.

                       Similar to on-balance-sheet financial instruments such as loans and investment securities, off-balance-sheet financial instruments are subject to various types of risks. These risks include credit risk (the risk that a loss may occur from the failure of a customer to perform according to the terms of the contract), market risk (the sensitivity of future earnings to price or rate changes), liquidity risk (the risk of BAC being unable to meet its funding requirements or execute a transaction at a reasonable price), and operational risk (the risk that inadequate internal controls, procedures, human error, system failure, or fraud can result in unexpected losses). For a detailed discussion of these risks and how they are managed, refer to pages 28, 30, and 39-43 of BAC's 1994 Annual Report to Shareholders.

                       For additional information concerning foreign exchange and derivatives contracts, including their respective notional, credit risk, credit exposure, and fair value amounts, refer to Note 9 of the Notes to Consolidated Financial Statements on pages 9-13.

INTEREST RATE RISK MANAGEMENT
================================================================================

                       BAC's governing interest rate risk management objective is to minimize the potential for significant loss. Risk is measured in terms of potential impact on both its economic value and reported earnings. Economic value calculations measure changes in the present value of future net cash flows from all assets and liabilities until maturity. Those changes can result from interest rate movements or from altered expectations of future market conditions. BAC measures earnings variability by estimating the potential effect of changes in interest rates on projected net income over a three-year period.

                       BAC measures and manages interest rate risk by type of risk. To minimize exposures to declines in economic value due to gap risk, BAC's policy is that assets and liabilities must have approximately equal total duration. An internally developed methodology is used to translate each rate maturity mismatch or gap into a one-year position that would have the same estimated risk content. For example, a six-month mismatch of $200 million is treated as having approximately the same risk content as a $100 million one-year mistmatch. As shown in the following graph, BAC's net one-year position has been essentially balanced throughout the last four years.


Net Interest Rate Risk Position (plot point graph in non-EDGAR version)

(in billions of dollars)             12/31/91     12/31/92     12/31/93     12/31/94     3/31/95
Net Interest Rate Risk Position        $(8.1)       $(6.9)         $1.0       $(2.8)      $(2.4)


                       Graph indicates the composite long(+) or short(-) position measured across the entire maturity mismatch profile and expressed as a one-year mismatch position bearing the same aggregate level of risk.

                       Gap mismatches result from timing differences in the repricing or maturing of asset, liability, and off-balance-sheet financial instruments. Expected interest rate sensitivity of individual categories of U.S. dollar-denominated assets and liabilities as of March 31, 1995 is shown in the table on page 36.

================================================================================

U.S. DOLLAR DENOMINATED INTEREST RATE SENSITIVITY BY REPRICING OR MATURITY DATES
- --------------------------------------------------------------------------------

                                                                             MARCH 31, 1995
                                                    -------------------------------------------------------------------------
                                                                      MORE THAN          MORE THAN           OVER
(DOLLAR AMOUNTS IN MILLIONS)                        0-6 MONTHS        6-12 MONTHS        1-5 YEARS        5 YEARS       TOTAL
- -----------------------------------------------------------------------------------------------------------------------------
DOMESTIC ASSETS
Interest-bearing deposits in banks                    $     72          $       -          $     1        $     -    $     73
Federal funds sold and securities
  purchased under resale agreements                      2,124                  -                -              -       2,124
Trading account securities                               1,764                  -                -              -       1,764
Loans:
  Prime indexed                                         17,346                  -                -              -      17,346
  Adjustable rate residential first mortgages           10,680              4,966            6,821          6,895      29,362
  Other loans, net                                      37,089              4,683           14,429          8,761      64,942
Other assets                                            21,846                724           12,009          9,007      43,586
- -----------------------------------------------------------------------------------------------------------------------------
     Domestic Assets                                    90,921             10,353           33,260         24,663     159,197
- -----------------------------------------------------------------------------------------------------------------------------
DOMESTIC LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic deposits                                      (57,743)           (15,055)         (22,510)       (18,945)   (114,253)
Other short-term borrowings                             (7,603)               (30)               -              -      (7,633)
Long-term debt and subordinated capital notes           (7,145)              (305)          (2,597)        (5,290)    (15,337)
Other liabilities and stockholders' equity              (9,826)              (512)          (9,962)       (14,529)    (34,829)
- -----------------------------------------------------------------------------------------------------------------------------
     Domestic Liabilities and Stockholders's Equity    (82,317)           (15,902)         (35,069)       (38,764)   (172,052)
OFFSHORE FUNDING BOOKS, NET                             (2,497)               509              358          1,630           -
- -----------------------------------------------------------------------------------------------------------------------------
     Core Gap Before Risk Management Positions           6,107             (5,040)          (1,451)       (12,471)    (12,855)
- -----------------------------------------------------------------------------------------------------------------------------
INTEREST RATE RISK MANAGEMENT POSITIONS
- -----------------------------------------------------------------------------------------------------------------------------
Investment securities/a/                                 1,655              1,011            4,778          5,411      12,855
Off-balance-sheet financial instruments/b/             (11,134)             6,422           (1,748)         6,460           -
- -----------------------------------------------------------------------------------------------------------------------------
     Total Interest Rate Risk Management Positions      (9,479)             7,433            3,030         11,871      12,855
- -----------------------------------------------------------------------------------------------------------------------------
     Net Gap                                            (3,372)             2,393            1,579           (600)          -
- -----------------------------------------------------------------------------------------------------------------------------
           Cumulative Gap                             $ (3,372)         $    (979)         $   600        $     -    $      -
- -----------------------------------------------------------------------------------------------------------------------------

/a/  Available-for-sale and held-to-maturity securities.
/b/ Represents the repricing effect of off-balance-sheet positions, which include interest rate swaps, futures contracts, and similar agreements.

                       At March 31, 1995, BAC had a "core" imbalance before risk management positions, as liabilities and stockholders' equity exceeded assets by $13 billion. BAC's risk management activities eliminated this imbalance while reducing gaps in individual repricing periods. Investment securities and "receive fixed" swaps essentially neutralized core gaps beyond one year.

FUNDING AND CAPITAL
================================================================================

LIQUIDITY              Liquid assets consist of cash and due from banks,
REVIEW                 interest-bearing deposits in banks, federal funds sold,
                       securities purchased under resale agreements, trading
                       account assets, and available-for-sale securities. At
                       March 31, 1995, liquid assets totaled $42.5 billion,
                       essentially unchanged from the amount reported at
                       year-end 1994.
- --------------------------------------------------------------------------------

CAPITAL                At March 31, 1995, stockholders' equity totaled $19.2
MANAGEMENT             billion, up from $18.9 billion at December 31, 1994. Of
                       this increase, $0.4 billion was due to first-quarter 1995 earnings net of preferred and common stock dividends. In addition, common equity increased $0.2 billion primarily due to 2.9 million shares issued in connection with the acquisition of Arbor, which closed on February 1, 1995.
                       These increases were offset by the stock repurchase discussed below.

                       In connection with its previously announced stock repurchase program, BankAmerica Corporation repurchased
                       5.6 million shares of its common stock at an average per-share price of $47.33 during the first quarter of 1995, which reduced stockholders' equity by $264 million. These shares were repurchased on the open market over 28 days and represented approximately 13 percent of the total volume of BAC common stock traded on those days. For additional information regarding the stock repurchase plan, refer to Note 6 of the Notes to Consolidated Financial Statements on page 8.

================================================================================

RISK-BASED CAPITAL, RISK WEIGHTED ASSETS, AND RISK-BASED CAPITAL RATIOS
- --------------------------------------------------------------------------------

                                                      1995                                     1994
                                                 ---------            ----------------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)/a/                   MARCH 31              DEC. 31       SEPT. 30       JUNE 30      MARCH 31
- --------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL
Common stockholders' equity                       $ 16,433            $  16,149      $  15,763      $ 14,324    $   14,136
Perpetual preferred stock                            3,068                3,068          3,368         2,979         2,979
Less: Goodwill, nongrandfathered core deposit
 and other identifiable intangibles, and other
 deductions/b/                                      (5,550)              (5,559)        (5,701)       (5,142)       (5,178)
- --------------------------------------------------------------------------------------------------------------------------
   TIER 1 CAPITAL                                   13,951               13,658         13,430        12,161        11,937

Eligible portion of the allowance for credit
 losses                                              2,399                2,366          2,355         2,046         1,989
Hybrid capital instruments                             336                  336            337           478           562
Subordinated notes and
 debentures                                          5,724                5,707          5,558         4,946         4,699
Less:  Other deductions                               (145)                (114)          (104)          (91)          (47)
- --------------------------------------------------------------------------------------------------------------------------
  TIER 2 CAPITAL                                     8,314                8,295          8,146         7,379         7,203
- --------------------------------------------------------------------------------------------------------------------------
    TOTAL RISK-BASED CAPITAL                      $ 22,265            $  21,953      $  21,576      $ 19,540    $   19,140
- --------------------------------------------------========================================================================
RISK WEIGHTED ASSETS                              $190,402            $ 187,810      $ 186,958      $162,216    $  157,585
- --------------------------------------------------========================================================================
RISK-BASED CAPITAL RATIOS
Tier 1 capital                                        7.33%                7.27%          7.18%         7.50%         7.57%
Tier 2 capital                                        4.36                 4.42           4.36          4.55          4.58
- --------------------------------------------------------------------------------------------------------------------------
    TOTAL RISK-BASED CAPITAL RATIO                   11.69%               11.69%         11.54%        12.05%        12.15%
- --------------------------------------------------========================================================================

TIER 1 LEVERAGE RATIO                                 6.84%                6.74%          6.59%/c/      6.50%         6.31%
- --------------------------------------------------------------------------------------------------------------------------

/a/ The Federal Reserve has issued final capital regulations on the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which became effective April 1, 1995. All periods presented reflect these new regulations.

/b/ Includes nongrandfathered CDI and other identifiable intangibles acquired after February 19, 1992 of $915 million and $97 million, respectively, at March 31, 1995, $937 million and $100 million, respectively, at December 31, 1994, $953 million and $110 million, respectively, at September 30, 1994, $965 million and $63 million, respectively, at June 30, 1994, and $985 million and $67 million, respectively, at March 31, 1994. Also includes
    $122 million, $111 million, $140 million, $138 million, and $148 million at March 31, 1995, December 31, 1994, September 30, 1994, June 30, 1994,
    and March 31, 1994, respectively, of the excess of the net book value over 90 percent of the fair value of purchased mortgage servicing rights and credit card intangibles.

/c/ The leverage ratio is based on period-end total assets rather than average total assets as this ratio is more indicative of future leverage ratios. The ratio using Tier 1 capital based on average total assets was 6.96% at September 30, 1994.

                       BAC's risk-based capital ratios continued to exceed the regulatory guidelines for well-capitalized status by a wide margin. BAC's total and Tier 1 risk-based capital ratios increased 1 basis point and 6 basis points, respectively, between December 31, 1994 and March 31, 1995. BAC's Tier 1 leverage ratio was 6.84 percent at March 31, 1995, an increase of 10 basis points from December 31, 1994.

OTHER INFORMATION
===============================================================================

ITEM 6.                (a)  Exhibits:
EXHIBITS AND
REPORTS ON             EXHIBIT
FORM 8-K               NUMBER                EXHIBIT
                       -------               -------
                        10.a.                1992 Management Incentive Stock
                                             Plan, Amendment of Section 1.3(r)
                                             Thereto*

                        10.b.                1992 Management Incentive Stock
                                             Plan, Provisions Adopting the
                                             Performance Share Program*

                        27                   Financial Data Schedule

                       ---------------------------------------------------------
                       *Management contract or compensatory plan, contract, or arrangement.

                       (b)  Reports on Form 8-K:

                       During the first quarter of 1995, the Parent filed reports on Form 8-K dated January 6, 1995, January 18, 1995, January 23, 1995, and February 6, 1995. The January 6, 1995 report filed, pursuant to Items 5 and 7 of the report, a copy of the joint press release from the Parent and Arbor National Holdings, Inc. titled "Arbor National Holdings/BankAmerica Merger--Regulatory Approvals." The January 18, 1995 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Fourth Quarter Earnings." The January 23, 1995 report filed, pursuant to Items 5 and 7 of the report, a tax opinion and related consent in connection with offerings of the Parent's debt securities relating to the shelf registration for such debt securities. The February 6, 1995 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Board Increases Common Stock Dividend and Approves Stock Repurchase Program." After the first quarter of 1995, the Parent filed a report on Form 8-K dated April 19, 1995. The April 19, 1995 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica First Quarter Earnings."

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


                                    BANKAMERICA CORPORATION
                                    Registrant

                                    By Principal Financial Officer and
                                    Duly Authorized Signatory:


                                    /s/ Lewis W. Coleman
                                    -----------------------------------
                                    LEWIS W. COLEMAN
                                    Vice Chairman of the Board and
                                    Chief Financial Officer
                                    May 11, 1995



                                    By Principal Accounting Officer and
                                    Duly Authorized Signatory:

                                    /s/ James H. Williams
                                    -----------------------------------
                                    JAMES H. WILLIAMS
                                    Executive Vice President and
                                    Chief Accounting Officer
                                    May 11, 1995

  [BANKAMERICA CORPORATION LOGO APPEARS HERE]

  BankAmerica Corporation

  Other information about BankAmerica Corporation may be found in its Annual Report to Shareholders. This report, as well as additional copies of this Analytical Review and Form 10-Q, may be obtained from:

  Corporate Public Relations #3124
  Bank of America
  P.O. Box 37000
  San Francisco, CA 94137



                                                    [Recycled         Recycled
                                                     Paper Logo       Paper
                                                     Appears Here]

                   GRAPHICS APPENDIX INDEX


BankAmerica Corporation
First Quarter 1995 10-Q
page reference                  Description of omitted graphic
- -----------------------         ------------------------------
        35                      Net Interest Rate Risk
                                  Position
                                (Plot point graph in non-EDGAR
                                  version)



                                 EXHIBIT INDEX

  Exhibit
  Number          Exhibit
  -------         -------
  10.a.           1992 Management Incentive Stock Plan, Amendment of Section
                  1.3(r) Thereto*

  10.b.           1992 Management Incentive Stock Plan, Provisions Adopting the
                  Performance Share Program*

  27              Financial Data Schedule

  -----------------------------------------------------------------------------

                  *Management contract or compensatory plan, contract, or
                   arrangement.