Form 10-K/A
period 1994-12-31
BANKAMERICA CORP
filed 1995-05-19
CIK 9672

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K/A
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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