Form 10-Q
period 1995-06-30
BANKAMERICA CORP
filed 1995-08-10
CIK 9672

                       BANKAMERICA CORPORATION ANALYTICAL REVIEW AND FORM 10-Q


                  [BANKAMERICA CORPORATION LOGO APPEARS HERE]

                                                                            1995
                                                                     2nd Quarter

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1995

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

   Common Stock, $1.5625 par value ------ 372,335,753 shares outstanding on
                                June 30, 1995.*

             *In addition, 10,377,850 shares were held in treasury.

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

CONTENTS


============================================================================================
PART I              Item 1.
FINANCIAL           Financial Statements:
INFORMATION           Consolidated Statement of Operations...........................      2
                      Consolidated Balance Sheet.....................................      3
                      Consolidated Statement of Cash Flows...........................      4
                      Consolidated Statement of Changes in Stockholders' Equity......      5
                      Notes to Consolidated Financial Statements.....................      6


                    Item 2.
                    Management's Discussion and Analysis:
                      Highlights.....................................................     16
                      Business Sectors...............................................     18
                      Results of Operations:
                        Net Interest Income..........................................     21
                        Noninterest Income...........................................     24
                        Noninterest Expense..........................................     26
                        Income Taxes.................................................     26
                      Balance Sheet Review...........................................     27
                      Credit Risk Management:
                        Loan Portfolio Management....................................     29
                          Domestic Consumer Loans....................................     30
                          Domestic Commercial Loans..................................     31
                          Foreign Loans..............................................     31
                        Emerging Market Exposure.....................................     32
                        Allowance for Credit Losses..................................     34
                        Nonperforming Assets.........................................     36
                      Foreign Exchange and Derivatives Contracts.....................     39
                      Interest Rate Risk Management..................................     40
                      Funding and Capital:
                        Liquidity Review.............................................     42
                        Capital Management...........................................     42

--------------------------------------------------------------------------------------------

PART II             Item 4.
OTHER INFORMATION   Submission of Matters to a Vote of Security Holders..............     44

                    Item 5.
                    Other Information................................................     45

                    Item 6.
                    Exhibits and Reports on Form 8-K.................................     45

                    Signatures.......................................................     46
============================================================================================

FINANCIAL STATEMENTS

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

==============================================================================================================================

                                                                1995                     1994                 SIX MONTHS ENDED
                                                         -----------------   ---------------------------           JUNE 30
                                                          SECOND     FIRST    FOURTH     THIRD    SECOND      ----------------
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)      QUARTER   QUARTER   QUARTER   QUARTER   QUARTER       1995       1994
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                     $3,172    $3,004    $2,796    $2,510    $2,294     $6,176     $4,500
Interest-bearing deposits in banks                           120       112       108        87        74        232        130
Federal funds sold                                             9         8        11        16        15         17         28
Securities purchased under resale agreements                 176       135       106        84        89        311        161
Trading account assets                                       189       163       124       116       122        352        233
Available-for-sale and held-to-maturity securities           323       314       334       340       345        637        700
------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                   3,989     3,736     3,479     3,153     2,939      7,725      5,752

INTEREST EXPENSE
Deposits                                                   1,240     1,114     1,019       868       753      2,354      1,450
Federal funds purchased                                       30        39        15         6         3         69          6
Securities sold under repurchase agreements                  150       130        93        82        97        280        176
Other short-term borrowings                                  168       132        84        71        59        300        120
Long-term debt                                               266       264       245       211       185        530        354
Subordinated capital notes                                    12        11        11        11        10         23         20
------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                  1,866     1,690     1,467     1,249     1,107      3,556      2,126
------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME                                     2,123     2,046     2,012     1,904     1,832      4,169      3,626
PROVISION FOR CREDIT LOSSES                                  100       100       100       110       125        200        250
------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES   2,023     1,946     1,912     1,794     1,707      3,969      3,376

NONINTEREST INCOME
Deposit account fees                                         323       317       316       301       290        640        584
Credit card fees                                              74        75        87        83        82        149        161
Trust fees                                                    78        78        83        69        66        156        133
Other fees and commissions                                   342       300       304       279       262        642        528
Trading income                                               151       129        54       120       109        280        183
Net gain (loss) on available-for-sale securities               9         1        (1)       (2)        7         10         27
Net gain on sales of assets                                   14         1        28        33        20         15         65
Venture capital activities                                   103        87        40        33        32        190         63
Other income                                                  44       105       137       156       147        149        271
------------------------------------------------------------------------------------------------------------------------------
   TOTAL NONINTEREST INCOME                                1,138     1,093     1,048     1,072     1,015      2,231      2,015

NONINTEREST EXPENSE
Salaries                                                     842       809       785       741       700      1,651      1,410
Employee benefits                                            183       193       179       186       180        376        338
Occupancy                                                    182       173       187       171       167        355        332
Equipment                                                    165       159       160       145       138        324        284
Amortization of intangibles                                  110       109       107       100        99        219        204
Communications                                                91        86        86        79        80        177        158
Regulatory fees and related expenses                          74        72        76        72        72        146        142
Professional services                                         76        69        60        54        53        145        111
Other expense                                                330       319       326       387       329        649        620
------------------------------------------------------------------------------------------------------------------------------
   TOTAL NONINTEREST EXPENSE                               2,053     1,989     1,966     1,935     1,818      4,042      3,599
------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                              1,108     1,050       994       931       904      2,158      1,792
PROVISION FOR INCOME TAXES                                   463       439       403       384       379        902        754
------------------------------------------------------------------------------------------------------------------------------
       NET INCOME                                         $  645    $  611    $  591    $  547    $  525     $1,256     $1,038
----------------------------------------------------------====================================================================

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE           $ 1.56    $ 1.46    $ 1.41    $ 1.36    $ 1.33     $ 3.03     $ 2.59
EARNINGS PER COMMON SHARE -- ASSUMING FULL DILUTION         1.55      1.45      1.40      1.35      1.32       3.00       2.58
DIVIDENDS DECLARED PER COMMON SHARE                         0.46      0.46      0.40      0.40      0.40       0.92       0.80
==============================================================================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

============================================================================================================================
                                                               1995                                     1994
                                                     ------------------------           ------------------------------------
(IN MILLIONS)                                         JUNE 30        MARCH 31            DEC. 31      SEPT. 30       JUNE 30
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                              $ 12,656        $ 12,404           $ 13,578      $ 12,493      $ 10,137
Interest-bearing deposits in banks                      5,620           6,122              6,371         4,884         4,707
Federal funds sold                                        467             793                640           570         2,758
Securities purchased under resale agreements            6,131           5,969              5,259         4,474         4,933
Trading account assets                                  8,133           7,941              6,941         7,103         5,714
Available-for-sale securities                           9,868           9,268              9,849        11,166         8,938
Held-to-maturity securities                             7,186           7,335              8,167         8,700        11,734

Loans                                                 148,766         144,159            140,912       138,691       124,874
Less: Allowance for credit losses                       3,695           3,725              3,690         3,625         3,414
----------------------------------------------------------------------------------------------------------------------------
  Net loans                                           145,071         140,434            137,222       135,066       121,460

Customers' acceptance liability                         2,076           1,977              1,069           833           935
Accrued interest receivable                             1,335           1,371              1,449         1,221         1,097
Goodwill, net                                           4,303           4,323              4,296         4,394         3,886
Identifiable intangibles, net                           2,172           2,176              2,149         2,213         2,078
Unrealized gains on off-balance-sheet instruments       9,323          11,577              6,267         7,783         8,650
Premises and equipment, net                             4,009           3,973              3,955         3,935         3,705
Other assets                                            8,249           7,525              8,263         9,395         6,811
----------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                   $226,599        $223,188           $215,475      $214,230      $197,543
-----------------------------------------------------=======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest-bearing                                   $ 85,573        $ 87,140           $ 90,374      $ 91,872      $ 86,568
  Noninterest-bearing                                  34,458          32,712             34,956        33,006        31,009
Deposits in foreign offices:
  Interest-bearing                                     33,985          30,718             27,454        25,981        22,898
  Noninterest-bearing                                   1,764           1,698              1,610         1,807         1,560
----------------------------------------------------------------------------------------------------------------------------
    Total deposits                                    155,780         152,268            154,394       152,666       142,035
Federal funds purchased                                 2,274           2,174              3,283         1,690           223
Securities sold under repurchase agreements             5,833           6,570              5,505         5,278         6,332
Other short-term borrowings                             9,730           8,500              5,053         5,796         3,537
Acceptances outstanding                                 2,076           1,977              1,069           833           935
Accrued interest payable                                  706             739                831           719           550
Unrealized losses on off-balance-sheet instruments      9,939          11,848              6,571         8,007         8,727
Other liabilities                                       4,563           4,435              4,450         5,202         3,894
Long-term debt                                         15,473          14,846             14,823        14,504        13,611
Subordinated capital notes                                605             605                605           605           606
----------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                 206,979         203,962            196,584       195,300       180,450

STOCKHOLDERS' EQUITY
Preferred stock                                         2,723           3,068              3,068         3,368         2,979
Common stock                                              598             587                581           580           561
Additional paid-in capital                              8,213           7,912              7,743         7,732         7,150
Retained earnings                                       8,663           8,230              7,854         7,480         7,131
Net unrealized loss on available-for-sale securities      (69)           (275)              (326)         (201)         (210)
Common stock in treasury, at cost                        (508)           (296)               (29)          (29)         (518)
----------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                         19,620          19,226             18,891        18,930        17,093
----------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $226,599        $223,188           $215,475      $214,230      $197,543
============================================================================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

==================================================================================================================================
                                                                                                          SIX MONTHS ENDED JUNE 30
                                                                                                       ---------------------------
(IN MILLIONS)                                                                                             1995                1994
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                             $ 1,256            $  1,038
Adjustments to net income to arrive at net cash provided by operating activities:
  Provision for credit losses                                                                              200                 250
  Net gain on sales of assets                                                                              (15)                (65)
  Net amortization of loan fees and discounts                                                              (53)                (36)
  Depreciation and amortization of premises and equipment                                                  266                 241
  Amortization of intangibles                                                                              219                 204
  Provision for deferred income taxes                                                                        8                 244
  Change in assets and liabilities net of effects from acquisitions and pending dispositions:
      (Increase) decrease in accrued interest receivable                                                   114                (115)
      Increase (decrease) in accrued interest payable                                                     (125)                 45
      (Increase) decrease in trading account assets                                                     (1,192)                460
      Increase in current income taxes payable                                                             242                 120
  Deferred fees received from lending activities                                                            70                  56
  Other, net                                                                                              (708)               (727)
----------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                                              282               1,715

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
  Sales proceeds                                                                                         1,462               1,144
  Maturities, prepayments, and calls                                                                     2,530               2,858
  Purchases                                                                                             (3,416)             (3,084)
Activity in held-to-maturity securities:
  Maturities, prepayments, and calls                                                                     1,392               1,378
  Purchases                                                                                               (261)             (1,018)
Proceeds from sales of loans                                                                               712                 790
Purchases of loans                                                                                        (772)               (444)
Purchases of premises and equipment                                                                       (324)               (305)
Proceeds from sales of other real estate owned                                                             293                 311
Net cash provided (used) by:
  Loan originations and principal collections                                                           (7,591)             (1,727)
  Interest-bearing deposits in banks                                                                       612              (1,721)
  Federal funds sold                                                                                       173                (708)
  Securities purchased under resale agreements                                                            (872)             (1,384)
Proceeds from liquidations of assets identified for disposition                                             29                 219
Other, net                                                                                                  98                  13
----------------------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                                               (5,935)             (3,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                                 1,887               1,702
Principal payments and retirements of long-term debt and subordinated capital notes                     (1,228)             (1,582)
Proceeds from issuance of common stock                                                                      75                  27
Preferred stock repurchased                                                                                (97)                  -
Treasury stock purchased                                                                                  (474)               (503)
Common stock dividends                                                                                    (344)               (282)
Preferred stock dividends                                                                                 (118)               (121)
Net cash provided (used) by:
  Deposits                                                                                               1,385                 414
  Federal funds purchased                                                                               (1,009)                  3
  Securities sold under repurchase agreements                                                              328               2,103
  Other short-term borrowings                                                                            4,385                  14
Other, net                                                                                                 (81)               (166)
----------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                            4,709               1,609
Effect of exchange rate changes on cash and due from banks                                                  22                   9
----------------------------------------------------------------------------------------------------------------------------------
      Net decrease in cash and due from banks                                                             (922)               (345)
Cash and due from banks at beginning of period                                                          13,578              10,482
----------------------------------------------------------------------------------------------------------------------------------
          CASH AND DUE FROM BANKS AT END OF PERIOD                                                     $12,656             $10,137
-------------------------------------------------------------------------------------------------------===========================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

===========================================================================================================================
                                                                 1995                                  1994
                                                        ---------------------           -----------------------------------
                                                         SECOND         FIRST            FOURTH         THIRD        SECOND
(IN MILLIONS)                                           QUARTER       QUARTER           QUARTER       QUARTER       QUARTER
---------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                           $ 3,068       $ 3,068           $ 3,368       $ 2,979       $ 2,979
Preferred stock issued                                        -             -                 -           389             -
Preferred stock repurchased                                 (97)            -              (300)            -             -
Convertible preferred stock converted to common stock      (248)            -                 -             -             -
---------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                 2,723         3,068             3,068         3,368         2,979

COMMON STOCK
Balance, beginning of quarter                               587           581               580           561           561
Common stock issued                                          11             6                 1            19             -
---------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                   598           587               581           580           561

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                             7,912         7,743             7,732         7,150         7,130
Common stock issued                                         301           169                35           556            20
Preferred stock issued                                        -             -                 -            26             -
Preferred stock repurchased                                   -             -               (24)            -             -
---------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                 8,213         7,912             7,743         7,732         7,150

RETAINED EARNINGS
Balance, beginning of quarter                             8,230         7,854             7,480         7,131         6,807
Net income                                                  645           611               591           547           525
Common stock dividends                                     (172)         (172)             (149)         (140)         (139)
Preferred stock dividends                                   (56)          (62)              (67)          (60)          (61)
Foreign currency translation adjustments,
  net of related income taxes                                16            (1)               (1)            2            (1)
---------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                 8,663         8,230             7,854         7,480         7,131

NET UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES
Balance, beginning of quarter                              (275)         (326)             (201)         (210)         (252)
Valuation adjustments, net of related income taxes          206            51              (125)            9            42
---------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                   (69)         (275)             (326)         (201)         (210)

COMMON STOCK IN TREASURY, AT COST
Balance, beginning of quarter                              (296)          (29)              (29)         (518)         (362)
Treasury stock purchased                                   (210)         (264)                -             -          (156)
Treasury stock issued                                         -             -                 -           489             -
Other                                                        (2)           (3)                -             -             -
---------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                  (508)         (296)              (29)          (29)         (518)
---------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                          $19,620       $19,226           $18,891       $18,930       $17,093
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

NOTE 1.            The unaudited consolidated financial statements of
FINANCIAL          BankAmerica Corporation and subsidiaries (BAC) are prepared
STATEMENT          in conformity with generally accepted accounting principles
PRESENTATION       for interim financial information, the instructions to Form
                   10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in BankAmerica Corporation's (the
                   Parent) Annual Report on Form 10-K for the year ended
                   December 31, 1994.

                   The unaudited consolidated financial statements of BAC include the accounts of the Parent and companies in which more than 50 percent of the voting stock is owned directly or indirectly by the Parent, including Bank of America NT&SA (the Bank), Bank of America Illinois, Seafirst Corporation, and other banking and nonbanking subsidiaries. The revenues, expenses, assets, and liabilities of the subsidiaries are included in the respective line items in the unaudited consolidated financial statements after elimination of inter-company accounts and transactions.

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

-------------------------------------------------------------------------------

NOTE 2.            During the six-month periods ended June 30, 1995 and 1994,
SUPPLEMENTAL       BAC made interest payments on deposits and other interest-
DISCLOSURE OF      bearing liabilities of $3,681 million and $2,082 million,
CASH FLOW          respectively, and made net income tax payments of $624
INFORMATION        million and $387 million, respectively.

                   During the six-month periods ended June 30, 1995 and 1994, there were foreclosures of loans with carrying values of $235 million and $296 million, respectively.

-------------------------------------------------------------------------------
NOTE 3. During the six-month period ended June 30, 1995, BAC sold AVAILABLE-FOR-SALE available-for-sale securities for aggregate proceeds of
AND HELD-TO-       $1,462 million, resulting in gross realized gains of $88
MATURITY           million and gross realized losses of $78 million. During the
SECURITIES         six-month period ended June 30, 1994, BAC sold available-for-
                   sale securities for aggregate proceeds of $1,144 million, resulting in gross realized gains of $48 million and gross realized losses of $21 million.

                   At June 30, 1995 and 1994, nonaccrual debt-restructuring par bonds and other instruments issued primarily by the governments of Argentina, Brazil, Poland, and Ecuador with aggregate face values of $526 million and $754 million, respectively, were included in available-for-sale securities at their fair values of $296 million and $367 million, respectively, which include net unrealized gains of $126 million and $207 million.

===============================================================================

                   The fair values and amortized costs of available-for-sale and held-to-maturity securities were as follows:

                                              AVAILABLE-FOR-SALE        HELD-TO-MATURITY
                                                  SECURITIES               SECURITIES
                                            ---------------------    ---------------------
                                               FAIR     AMORTIZED       FAIR     AMORTIZED
                   (IN MILLIONS)              VALUE          COST      VALUE          COST
                   -----------------------------------------------------------------------
                   JUNE 30, 1995            $ 9,868       $ 9,983    $ 6,725       $ 7,186
                   March 31, 1995             9,268         9,726      6,552         7,335
                   December 31, 1994          9,849        10,393      7,292         8,167
                   September 30, 1994        11,166        11,505      8,018         8,700
                   June 30, 1994              8,938         9,288     11,544        11,734

                   During the six-month period ended June 30, 1995, net trading account related income included a net unrealized holding gain on trading securities of $42 million. During the six-month period ended June 30, 1994, net trading account related income included a net unrealized holding loss on trading securities of $64 million. These results exclude the net unrealized trading results of the Parent's securities broker and dealer subsidiaries.

                   In connection with the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994, $5.6 billion of held-to-maturity securities with a fair value of $5.7 billion were transferred to available-for-sale securities. In addition, debt-restructuring par bonds and other instruments were reclassified during the first quarter of 1994 from loans to available-for-sale and held-to-maturity securities with carrying values of $1.2 billion and $1.3 billion, respectively, and fair values of $1.0 billion each immediately prior to the transfer.

-------------------------------------------------------------------------------

NOTE 4.            Effective January 1, 1995, BAC adopted SFAS No. 114, which
IMPAIRED LOANS     requires loans to be measured for impairment using one of
                   three methods when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for credit losses as an adjustment to the allowance for credit losses. SFAS No. 114 applies to all loans, whether collateralized or uncollateralized, except for large groups of smaller-balance, homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities. In addition, it applies to certain loans that are restructured in a troubled debt restructuring. However, such loans restructured prior to the effective date of SFAS No. 114 that are performing in accordance with their restructured terms are accounted for in accordance with Statement of Financial Accounting Standards
                   No. 15, "Accounting by Debtors and Creditors for Troubled
                   Debt Restructurings."

                   As required by SFAS No. 114, BAC generally measures impairment based upon the present value of the loan's expected future cash flows, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value of the collateral. In addition, in certain rare circumstances, impairment may be based on the loan's observable market value. Generally, BAC evaluates a loan for impairment in accordance with SFAS No. 114 when it is placed on nonaccrual status and a portion is internally risk rated as substandard or doubtful. Substantially all of BAC's impaired loans are on nonaccrual status.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
===============================================================================

                   The adoption of SFAS No. 114 did not have a material effect on BAC's financial position or operating results. In addition, adopting SFAS No. 114 had no impact on the overall allowance for credit losses and did not affect BAC's charge-off or income recognition policies.

                   The following is a summary of loans considered to be impaired in accordance with SFAS No. 114 and the related interest income:

                                                                                        1995
                                                                                ---------------------
                   (IN MILLIONS)                                                JUNE 30      MARCH 31
                   ----------------------------------------------------------------------------------
                   Recorded investment in impaired loans not requiring
                     an allowance for credit losses as determined in
                     accordance with SFAS No. 114/a/                             $  975        $1,012
                   Recorded investment in impaired loans requiring
                     an allowance for credit losses as determined in
                     accordance with SFAS No. 114                                   578           508
                   ----------------------------------------------------------------------------------
                       Total recorded investment in impaired loans               $1,553/b/     $1,520/b/
                   ----------------------------------------------------------------------------------

                                                                                  1995
                                                                        ------------------------
                                                                         SECOND            FIRST  SIX MONTHS ENDED
                   (IN MILLIONS)                                        QUARTER          QUARTER     JUNE 30, 1995
                   -----------------------------------------------------------------------------------------------
                   Average recorded investment in impaired loans        $1,550            $1,612            $1,581
                   Interest income recognized/c/                            25                22                47
                   -----------------------------------------------------------------------------------------------

                   /a/ These loans do not require an allowance for credit losses as measured in accordance with SFAS No. 114 since the values of the impaired loans equal or exceed the recorded investments in the loans.

                   /b/ These amounts were evaluated for impairment using the
                       three measurement methods at June 30, 1995 and March 31, 1995, as follows: $692 million and $571 million were evaluated using the present value of the loan's expected future cash flows method, $854 million and $930 million were evaluated using the fair value of the collateral, and $7 million and $19 million were evaluated using the loan's observable market value.

                   /c/ All interest income recognized was recorded using the
                       cash method of accounting.

-------------------------------------------------------------------------------

NOTE 5.            The following is a summary of changes in BAC's total
ALLOWANCE FOR      allowance for credit losses. This reconciliation reflects
CREDIT LOSSES      activity related to all loans. The allowance for credit
                   losses on impaired loans as measured in accordance with SFAS
                   No. 114 was $237 million at June 30, 1995.

                                                                      1995
                                                           -------------------------
                                                            SECOND             FIRST   SIX MONTHS ENDED
                   (IN MILLIONS)                           QUARTER           QUARTER      JUNE 30, 1995
                   ------------------------------------------------------------------------------------
                   Balance, beginning of period             $3,725            $3,690             $3,690

                   Credit losses                               213               212                425
                   Credit loss recoveries                       83               135                218
                   ------------------------------------------------------------------------------------
                       Net credit losses                       130                77                207
                   Provision for credit losses                 100               100                200
                   Other net additions                           -                12                 12
                   ------------------------------------------------------------------------------------
                         Balance, End of Period             $3,695            $3,725             $3,695
                   -----------------------------------------===========================================

-------------------------------------------------------------------------------

NOTE 6.            During the first quarter of 1995, BAC's Board of Directors
STOCK REPURCHASE   authorized a stock repurchase program. This program enables
PROGRAM            the Parent to buy back approximately $1.9 billion of its
                   common stock and to buy back or redeem approximately $500 million of its preferred stock by the end of 1997. Under this program, the Parent may purchase up to $800 million of its common stock by the end of 1996. During each quarter of 1995, 1996, and 1997, the Parent may purchase additional amounts of common stock up to the level of amortization of goodwill and core deposit intangibles for that quarter.

===============================================================================

                   During the six months ended June 30, 1995, the Parent repurchased 9.6 million shares of its common stock in connection with this plan at an average per-share price of $49.45, which reduced stockholders' equity by $474 million. In addition, approximately $95 million of preferred stock was repurchased or redeemed.

-------------------------------------------------------------------------------

NOTE 7.            On May 31, 1995, the Parent redeemed all 1,788,000 shares of
PREFERRED STOCK    Adjustable Rate Preferred Stock, Series 1. The redemption
                   price was equal to the stated value of $50.00 per share, plus accrued and unpaid dividends.

                   In addition, on April 28, 1995, the Parent announced its intention to redeem on May 31, 1995 all of the then-unconverted outstanding shares of 6 1/2% Cumulative Convertible Preferred Stock, Series G. On or prior to that date, 4,966,246 shares of the 4,998,357 shares that were outstanding on the announcement date were converted to 5,445,439 shares of common stock at no additional cost to the holders or to the Parent. The remaining 32,111 shares were redeemed by the Parent on May 31, 1995 at the redemption price of $51.95 per share, plus accrued and unpaid dividends.

-------------------------------------------------------------------------------

NOTE 8.            The following is a summary of the components of income tax
INCOME TAXES       expense:

                                                        1995                     1994                SIX MONTHS ENDED
                                                 -----------------   ---------------------------         JUNE 30
                                                  SECOND     FIRST    FOURTH     THIRD    SECOND     ----------------
                   (IN MILLIONS)                 QUARTER   QUARTER   QUARTER   QUARTER   QUARTER      1995      1994
                   --------------------------------------------------------------------------------------------------
                   PROVISION FOR INCOME TAXES
                   Federal                          $331      $319      $310      $269      $278      $650       $547
                   State and local                    86        83        66        72        67       169        139
                   Foreign                            46        37        27        43        34        83         68
                   --------------------------------------------------------------------------------------------------
                                                    $463      $439      $403      $384      $379      $902       $754
                   ---------------------------------=================================================================

                   The income tax provision for the second quarter of 1995 reflected BAC's estimated annual effective income tax rate of
                   41.8 percent, compared to the annual effective income tax rate of 42.1 percent for the second quarter of 1994. These annual effective income tax rates are higher than the federal statutory tax rate of 35.0 percent principally due to state income taxes and the amortization of non-deductible goodwill.

-------------------------------------------------------------------------------

NOTE 9.            Earnings per common share have been computed based on the
EARNINGS PER       following:
COMMON SHARE

                                                           1995                   1994                SIX MONTHS ENDED
                                                   ------------------   ---------------------------       JUNE 30
                   (DOLLAR AMOUNTS IN MILLIONS,      SECOND     FIRST    FOURTH     THIRD    SECOND  -------------------
                   SHARE AMOUNTS IN THOUSANDS)      QUARTER   QUARTER   QUARTER   QUARTER   QUARTER      1995      1994
                   -----------------------------------------------------------------------------------------------------
                   Net income applicable to
                     common stock                  $    589  $    549  $    524  $    487  $    464  $  1,138  $    917
                   Average number of common
                     shares outstanding             371,992   371,764   370,698   355,012   347,791   371,878   351,770
                   Average number of common
                     and common equivalent
                     shares outstanding             376,213   375,084   373,922   357,962   349,721   375,649   353,645
                   Average number of common
                     shares outstanding --
                     assuming full dilution         379,182   381,141   379,402   363,442   355,201   380,162   359,125

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
===============================================================================

NOTE 10. In the ordinary course of business, BAC enters into various OFF-BALANCE-SHEET types of transactions involving credit-related financial
TRANSACTIONS       instruments and foreign exchange and derivatives contracts that contain off-balance-sheet risk. Credit-related financial instruments are typically customer-driven while foreign exchange and derivatives contracts are entered into both on behalf of customers and for BAC's own account for trading purposes and in managing interest rate, foreign exchange, and commodity risks.

                   CREDIT-RELATED FINANCIAL INSTRUMENTS

                   The following table is a summary of the contractual amounts of each significant class of credit-related financial instruments outstanding. These amounts represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless.

                                                                     1995                                  1994
                                                              --------------------           ---------------------------------
                   (IN MILLIONS)                              JUNE 30     MARCH 31           DEC. 31     SEPT. 30      JUNE 30
                   -----------------------------------------------------------------------------------------------------------
                   Commitments to extend credit:
                     Unutilized credit card lines             $32,176      $30,026           $28,058      $26,141      $24,647
                     Other commitments to extend credit/a/     92,896       85,112            82,929       85,688       60,368
                   Standby letters of credit and financial
                     guarantees/b/                             15,598       15,202            15,870       15,669       12,550
                   Commercial letters of credit                 4,650        3,977             4,213        4,228        4,238
                   -----------------------------------------------------------------------------------------------------------

                   /a/ Represents agreements to extend credit to customers for which BAC may have received fees. These commitments have specified interest rates and generally have fixed expiration dates and may be terminated by BAC if certain conditions of the contract are violated.

                   /b/ Net of participations sold of $2,238 million at June 30,
                       1995, $2,301 million at March 31, 1995, $2,402 million at
                       December 31, 1994, $2,483 million at September 30, 1994, and $4,020 million at June 30, 1994.


                   FOREIGN EXCHANGE AND DERIVATIVES CONTRACTS

                   The tables on page 11 summarize the notional, credit risk, and credit exposure amounts for each significant class of foreign exchange and derivative contract outstanding in BAC's trading portfolio and the notional and credit risk amounts for each significant class of foreign exchange and derivative contract outstanding in BAC's asset and liability management portfolio. These tables should be read in conjunction with the descriptions of such products and their risks included on pages 28, 30, 39-43, and 71-80 of BAC's 1994 Annual Report to Shareholders.

===============================================================================================================================
                   DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING
                   PURPOSES
                   ------------------------------------------------------------

                                                                    JUNE 30, 1995                       DECEMBER 31, 1994
                                                          -------------------------------       -------------------------------
                                                          NOTIONAL    CREDIT       CREDIT       NOTIONAL    CREDIT       CREDIT
                   (IN MILLIONS)                            AMOUNT      RISK/a/  EXPOSURE/b/      AMOUNT      RISK/a/  EXPOSURE/b/
                   ------------------------------------------------------------------------------------------------------------
                   INTEREST RATE CONTRACTS
                   Interest rate swaps                  $  423,050    $ 7,099      $2,714/c/  $  348,515    $ 4,971      $1,960/c/
                   Futures and forward rate contracts:
                     Commitments to purchase               158,708         27          27         95,010        192         192
                     Commitments to sell                   166,533        274         274        116,408         35          35
                   Written options                          48,083          -/d/        -/d/      35,909          -/d/        -/d/
                   Purchased options                        57,321        412         300         44,779        441         279
                   ------------------------------------------------------------------------------------------------------------
                                                           853,695      7,812       3,315        640,621      5,639       2,466
                   FOREIGN EXCHANGE CONTRACTS
                   Spot, forward, and futures contracts    837,362     11,486       3,609        630,867      6,623       2,234
                   Written options                          27,023          -/d/        -/d/      19,617          -/d/        -/d/
                   Purchased options                        26,891        556         470         18,861        267         208
                   Currency swaps                           23,380      2,319       1,915         21,943      1,595       1,353
                   ------------------------------------------------------------------------------------------------------------
                                                           914,656     14,361       5,994        691,288      8,485       3,795

                   Stock index options and
                     commodity contracts                       289         17          14            825          9           6
                   ------------------------------------------------------------------------------------------------------------
                                                        $1,768,640/e/ $22,190      $9,323     $1,332,734/f/ $14,133      $6,267
                   -------------------------------------=======================================================================

                   DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND
                   LIABILITY MANAGEMENT PURPOSES
                   -------------------------------------------------------------

                                                              JUNE 30, 1995                 DECEMBER 31, 1994
                                                         ----------------------          -----------------------
                                                         NOTIONAL        CREDIT          NOTIONAL         CREDIT
                   (IN MILLIONS)                           AMOUNT          RISK/a/         AMOUNT           RISK/a/
                   ---------------------------------------------------------------------------------------------
                   INTEREST RATE CONTRACTS
                   Interest rate swaps                    $31,299          $  7           $32,864           $120
                   Futures and forward rate contracts      35,249             -            28,773              -
                   Purchased options                        8,200            62             4,510             43
                   ---------------------------------------------------------------------------------------------
                                                           74,748            69            66,147            163
                   FOREIGN EXCHANGE CONTRACTS
                   Spot, forward, and futures contracts     1,510             -             1,383              -
                   Currency swaps                             469           165               443            129
                   ---------------------------------------------------------------------------------------------
                                                            1,979           165             1,826            129
                   ---------------------------------------------------------------------------------------------
                                                          $76,727/e/       $234           $67,973/f/        $292
                   ---------------------------------------======================================================

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

                   /e/ Interest rate swaps and interest rate options in both the trading and asset and liability management portfolios include $12.8 billion and $0.7 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $1.7 billion of intercompany hedging-related contracts.

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


                   Notional amounts represent the principal value on which calculations of amounts to be exchanged are based, and do not represent the potential for gain or loss associated with such transactions. Credit risk amounts represent BAC's gross replacement value on contracts in a gain position if all counterparties failed to perform according to the terms of the contract and the value of any existing collateral became worthless, based on then-current currency exchange and interest rates at each respective date. Credit exposure amounts represent BAC's net replacement values after taking into consideration legally enforceable master netting agreements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
===============================================================================

                   The following tables summarize the period-end and average fair values of each significant class of foreign exchange and derivative contract outstanding in BAC's trading portfolio and the period-end fair values for each significant class of foreign exchange and derivative contract in BAC's asset and liability management portfolio. Fair value amounts were generally calculated using discounted cash flow models based on current market yields for similar instruments and the maturity of each instrument. These amounts include the effects of master netting agreements.

                   FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR
                   ISSUED FOR TRADING PURPOSES
                   -------------------------------------------------------------

                                                                       JUNE 30, 1995                    DECEMBER 31, 1994
                                                                  --------------------------       ---------------------------
                                                                                     AVERAGE                           AVERAGE
                                                                                  FAIR VALUE                        FAIR VALUE
                                                                  PERIOD END         FOR THE       PERIOD END          FOR THE
                   (IN MILLIONS)                                  FAIR VALUE   QUARTER ENDED/a/    FAIR VALUE       YEAR ENDED/a/
                   -----------------------------------------------------------------------------------------------------------
                   INTEREST RATE CONTRACTS
                   Interest rate swaps:
                     Assets                                          $ 2,714         $ 2,374          $ 1,960          $ 2,230
                     Liabilities                                      (2,314)         (2,021)          (1,588)          (1,659)
                   Futures and forward rate contracts:
                     Assets                                              301             321              227              149
                     Liabilities                                        (279)           (300)            (189)            (133)
                   Written options                                      (246)           (230)            (299)            (292)
                   Purchased options                                     300             274              279              283
                   -----------------------------------------------------------------------------------------------------------
                                                                         476             418              390              578
                   FOREIGN EXCHANGE CONTRACTS
                   Spot, forward, and futures contracts:
                     Assets                                            3,609           4,650            2,234            3,393
                     Liabilities                                      (4,179)         (4,695)          (2,766)          (3,744)
                   Written options                                      (523)           (569)            (228)            (238)
                   Purchased options                                     470             557              208              221
                   Currency swaps:
                     Assets                                            1,915           2,153            1,353            1,538
                     Liabilities                                      (2,391)         (2,604)          (1,494)          (1,729)
                   -----------------------------------------------------------------------------------------------------------
                                                                      (1,099)           (508)            (693)            (559)
                   Stock index options and commodity contracts:
                     Assets                                               14              16                6                9
                     Liabilities                                          (7)             (7)              (7)              (9)
                   -----------------------------------------------------------------------------------------------------------
                                                                           7               9               (1)               -
                   -----------------------------------------------------------------------------------------------------------
                                                                     $  (616)        $   (81)         $  (304)         $    19
                   --------------------------------------------------=========================================================

                   FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR
                   ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES
                   ------------------------------------------------------------

                   (IN MILLIONS)                               JUNE 30, 1995     DECEMBER 31, 1994
                   -------------------------------------------------------------------------------
                   INTEREST RATE CONTRACTS
                   Interest rate swaps                                  $(55)                $(693)
                   Futures and forward rate contracts                     10                   (42)
                   Purchased options                                      90                    39
                   -------------------------------------------------------------------------------
                                                                          45                  (696)
                   FOREIGN EXCHANGE CONTRACTS
                   Spot, forward, and futures contracts                    -                     -
                   Currency swaps                                        165                   129
                   -------------------------------------------------------------------------------
                                                                         165                   129
                   -------------------------------------------------------------------------------
                                                                        $210                 $(567)
                   -----------------------------------------------------==========================

                   /a/ Average fair value amounts are calculated based on
                       monthly balances.

===============================================================================

                   TRADING ACTIVITIES

                   Trading income represents the net amount earned from BAC's trading activities, which include entering into transactions to meet customer demand and taking positions for BAC's own account in a diverse range of financial instruments and markets. The profitability of these trading activities depends largely on the volume and diversity of the transactions BAC executes, the level of risk it is willing to assume, and the volatility of price and rate movements. Trading income, as disclosed in BAC's consolidated statement of operations, does not include the net interest income derived from foreign exchange contracts and derivatives associated with trading activities. However, the trading-related net interest income amounts are presented in the table below as they are considered in evaluating the overall profitability of those activities.

                   TRADING INCOME AND NET INTEREST INCOME BY FUNCTION
                   ----------------------------------------------------------------------------------------

                                                 1995                   1994               SIX MONTHS ENDED
                                          ----------------    -------------------------        JUNE 30
                                           SECOND    FIRST     FOURTH    THIRD   SECOND    ----------------
                   (IN MILLIONS)          QUARTER  QUARTER    QUARTER  QUARTER  QUARTER      1995     1994
                   ----------------------------------------------------------------------------------------
                   TRADING INCOME
                   Interest rate             $  9     $ 25        $14     $ 20     $ 15      $ 34     $ 29
                   Foreign exchange            80       83         43       63       73       163      131
                   Debt instruments            62       21         (3)      37       21        83       23
                   ----------------------------------------------------------------------------------------
                                             $151     $129        $54     $120     $109      $280     $183
                   --------------------------==============================================================

                   NET INTEREST INCOME
                   Interest rate             $  2     $  3        $(2)    $  2     $ (3)     $  5     $ (3)
                   Foreign exchange             7        2          1        3        3         9        3
                   Debt instruments            49       28         21       25       23        77       39
                   ----------------------------------------------------------------------------------------
                                             $ 58     $ 33        $20     $ 30     $ 23      $ 91     $ 39
                   --------------------------==============================================================

                   To reflect the business purpose and use of the financial contracts into which BAC enters, trading income and the related net interest revenue associated with such contracts have been allocated into three broad functional categories: interest rate trading, foreign exchange trading, and debt instruments trading. Trading income from interest rate instruments primarily includes income from interest rate and currency swaps and from interest rate futures, option contracts, and forward rate agreements, as well as debt instruments used in the management of this function. Foreign exchange trading-related income primarily includes amounts generated from foreign exchange spot, forward, futures, and option contracts. Trading income from debt instruments primarily includes amounts from debt securities.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
===============================================================================

                   ASSET AND LIABILITY MANAGEMENT ACTIVITIES

                   BAC uses foreign exchange contracts and derivative instruments, primarily interest rate contracts, to manage interest rate risk related to specific assets and liabilities, including fixed rate and adjustable rate residential mortgages, long-term debt, and deposits. Foreign exchange contracts are used to hedge net capital exposure and foreign currency exposures. For a detailed description of BAC's asset and liability management objectives and strategies used to achieve those objectives, refer to page 76 of BAC's 1994 Annual Report to Shareholders.

                   The expected maturities and weighted average interest rates associated with BAC's asset and liability management interest rate swap portfolio at June 30, 1995 were not significantly different from those at year-end 1994.

                   SECURITIES LENDING

                   BAC conducts securities lending transactions for certain customers and, at times, indemnifies these customers against various losses. All securities lending transactions are collateralized by U.S. government or federal agency securities, cash, or letters of credit with total market value equal to or in excess of the market value of the securities lent. In the event of default by a customer combined with a decline in the value of the associated collateral, BAC may be exposed to risk of loss.

                   The following summarizes indemnified securities lending transactions and the associated collateral:

                                                           1995                   1994
                                                     -----------------  --------------------------
                   (IN MILLIONS)                     JUNE 30  MARCH 31  DEC. 31  SEPT. 30  JUNE 30
                   -------------------------------------------------------------------------------
                   Indemnified securities lent        $4,220    $6,350   $5,910    $6,241   $5,185
                   Associated collateral               4,321     6,501    6,039     6,613    5,328

===============================================================================









                     [THIS PAGE INTENTIONALLY LEFT BLANK]

MANAGEMENT'S DISCUSSION AND ANALYSIS
HIGHLIGHTS
===============================================================================

                   The following is a summary of second-quarter 1995 financial information for BankAmerica Corporation and subsidiaries
                   (BAC).

                   . BAC reported second-quarter 1995 earnings per share of $1.56, an increase of 17 percent from $1.33 for the same period a year ago. Net income for the second quarter of 1995 was $645 million, up 23 percent from $525 million for the second quarter of 1994.

                   . The return on average common equity was 14.30 percent for the second quarter of 1995, an increase of 98 basis points from the same period in 1994. In addition, the return on average total assets increased 5 basis points from a year ago to 1.13 percent for the second quarter of 1995.

                   . BAC's net interest margin for the second quarter of 1995 was 4.54 percent, up 5 basis points from the same period a year ago.

                   . Noninterest income for the second quarter of 1995 increased $123 million from the amount reported in the same period last year as a result of higher fee and commission income and improved results from venture capital and trading activities.

                   . Noninterest expense for the second quarter of 1995 increased $64 million from the previous quarter primarily due to growth in performance-based pay, advertising expenses, occupancy expenses, and contributions made to the BankAmerica Foundation. Noninterest expense for the second quarter of 1995 increased $235 million from the same period a year ago.

                   . BAC's expense to revenue ratio, a key indicator of BAC's operating efficiency, decreased to 59.6 percent in the second quarter of 1995 from 60.9 percent in the second quarter of 1994.

                   . Average loan outstandings increased $4.8 billion, or 3.4 percent, from the previous quarter, reflecting broad-based growth in several loan categories.

                   . In connection with its previously announced stock repurchase program, BAC repurchased 4.0 million shares of its common stock during the second quarter of 1995 at an average per-share price of $52.41, bringing year-to-date repurchases to 9.6 million shares at an average per-share price of $49.45. In addition, during the second quarter of 1995, approximately 99 percent of BAC's 6 1/2% Cumulative Preferred Stock, Series G were converted to common stock, while the remaining preferred shares outstanding were redeemed.

Note: The information contained in the Management's Discussion and Analysis section reflects the effects of the merger with Continental Bank Corporation (Continental) subsequent to its consummation on August 31, 1994.

================================================================================================================================

FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------------------------------------------------------

                                                 1995                            1994                        SIX MONTHS ENDED
                                       ---------------------     -----------------------------------              JUNE 30
(DOLLAR AMOUNTS IN MILLIONS,             SECOND        FIRST       FOURTH        THIRD       SECOND     ------------------------
EXCEPT PER SHARE DATA)                  QUARTER      QUARTER      QUARTER      QUARTER      QUARTER         1995           1994
--------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                        $  3,989     $  3,736     $  3,479    $   3,153      $  2,939    $  7,725       $  5,752
Interest expense                          1,866        1,690        1,467        1,249         1,107       3,556          2,126
--------------------------------------------------------------------------------------------------------------------------------
 Net interest income                      2,123        2,046        2,012        1,904         1,832       4,169          3,626
Provision for credit losses                 100          100          100          110           125         200            250
Noninterest income                        1,138        1,093        1,048        1,072         1,015       2,231          2,015
Noninterest expense                       2,053        1,989        1,966        1,935         1,818       4,042          3,599
--------------------------------------------------------------------------------------------------------------------------------
 Income before income taxes               1,108        1,050          994          931           904       2,158          1,792
Provision for income taxes                  463          439          403          384           379         902            754
--------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                        $    645     $    611     $    591    $     547      $    525    $  1,256       $  1,038
---------------------------------------=========================================================================================
PER SHARE DATA
Earnings per common and common
 equivalent share                      $   1.56      $  1.46     $   1.41    $    1.36      $   1.33    $   3.03       $   2.59
Earnings per common share -- assuming
 full dilution                             1.55         1.45         1.40         1.35          1.32        3.00           2.58
Dividends declared per common share        0.46         0.46         0.40         0.40          0.40        0.92           0.80
--------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
Book value per common share at
 period end                            $  45.38        43.72     $  42.63      $ 42.02      $  40.69    $  45.38       $  40.69
Common stock price range:
 High                                        55 1/4       49 5/8       46 1/4       49 5/8        50 1/4      55 1/4         50 1/4
 Low                                         48 3/8       39 1/2       38 5/8       44            38 3/8      39 1/2         38 3/8
Closing common stock price                   52 5/8       48 1/4       39 1/2       44 1/8        45 3/4      52 5/8         45 3/4
Average number of common and common
 equivalent shares outstanding
 (in thousands)                         376,213      375,084      373,922      357,962       349,721     375,649        353,645
Average number of common shares
 outstanding -- assuming full
 dilution (in thousands)                379,182      381,141      379,402      363,442       355,201     380,162        359,125
Number of common shares outstanding
 at period end (in thousands)           372,336      369,543      371,182      370,206       346,909     372,336        346,909
--------------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AND
 CAPITAL AT PERIOD END
Loans                                  $148,766     $144,159     $140,912     $138,691      $124,874    $148,766       $124,874
Total assets                            226,599      223,188      215,475      214,230       197,543     226,599        197,543
Deposits                                155,780      152,268      154,394      152,666       142,035     155,780        142,035
Long-term debt and
 subordinated capital notes              16,078       15,451       15,428       15,109        14,217      16,078         14,217
Common equity                            16,897       16,158       15,823       15,562        14,114      16,897         14,114
Total equity                             19,620       19,226       18,891       18,930        17,093      19,620         17,093
--------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Rate of return (based on
 net income) on:
 Average common equity                    14.30%       13.86%       13.24%       13.12%        13.32%      14.09%         13.21%
 Average total equity                     13.29        12.95        12.35        12.17         12.41       13.12          12.33
 Average total assets                      1.13         1.14         1.09         1.07          1.08        1.13           1.07
Ratio of common equity to total assets     7.46         7.24         7.34         7.26          7.14        7.46           7.14
Ratio of total equity to total assets      8.66         8.61         8.77         8.83          8.65        8.66           8.65
Ratio of average total equity to
 average total assets                      8.51         8.79         8.84         8.77          8.67        8.65           8.70
================================================================================================================================

BUSINESS SECTORS

============================================================================================================================

SELECTED BUSINESS SECTOR DATA
----------------------------------------------------------------------------------------------------------------------------

                                                                SIX MONTHS ENDED JUNE 30/a/
                                  ------------------------------------------------------------------------------------------
                                                                                 U.S. CORPORATE AND
                                                TOTAL      CONSUMER BANKING   INTERNATIONAL BANKING   COMMERCIAL REAL ESTATE
                                  -------------------   -------------------   ---------------------   ----------------------
(DOLLAR AMOUNTS IN MILLIONS)          1995       1994      1995        1994         1995       1994          1995       1994
----------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income               $  4,169   $  3,626   $ 2,252     $ 2,058      $   682    $   460        $  227     $  206
Provision for credit losses            200        250       315         431            -        (31)         (122)      (140)
Noninterest income                   2,231      2,015       848         791          942        749            16         41
Noninterest expense                  4,042      3,599     1,884       1,801          903        660            52         48
----------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income
   taxes                             2,158      1,792       901         617          721        580           313        339
Provision for (benefit from)
 income taxes                          902        754       378         272          266        228           129        141
----------------------------------------------------------------------------------------------------------------------------
  Net Income (Loss)                  1,256      1,038       523         345          455        352           184        198
Preferred stock dividends              118        121        38          42           44         39             6          8
----------------------------------------------------------------------------------------------------------------------------
  Net Income (Loss) Attributable
   to Common Equity               $  1,138   $    917   $   485     $   303      $   411    $   313        $  178     $  190
----------------------------------==========================================================================================

SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                             $143,460   $122,812   $62,719     $57,112      $38,728    $29,287        $9,464     $9,655
Earning assets                     184,671    163,163    63,351      57,806       64,277     48,468         9,491      9,655
Total assets                       223,258    195,195    69,420      64,171       84,346     63,027         9,258      9,484
Deposits                           151,832    141,058    73,944      76,751       34,429     23,759         1,371      1,941
Common equity                       16,296     14,000     5,272       4,882        6,054      4,546           841        894

SELECTED FINANCIAL RATIOS
Return on average common equity       14.1%      13.2%     18.5%       12.5%        13.7%      13.9%         42.7%      42.9%
Expense to revenue/c/                 59.7       60.1      57.4        59.5         54.3       53.6          19.8       19.0
----------------------------------------------------------------------------------------------------------------------------

                   BAC internally segregates its operations into business sectors. However, since BAC's operations are highly integrated, certain non-sector-specific income, expenses, assets, and liabilities must be allocated to the appropriate customer and market sectors. Domestic sources of funds, overhead, and federal and state taxes are allocated in this process. Furthermore, for internal business sector monitoring, the unallocated allowance for credit losses and related provision for credit losses are allocated to the business sectors. Equity is assigned on a risk-adjusted basis. The information set forth in the table on pages 18 and 19 reflects the condensed income statements and selected average balance sheet components and financial ratios by business sectors. The information presented does not represent the business sectors' financial condition and results of operations as if they were managed as independent entities.

                   Consumer Banking -- Consumer Banking's net income for the first half of 1995 was up $178 million, or 52 percent, from the amount for the same period last year. This increase largely reflected improved results in BAC's retail deposit, consumer lending, and manufactured housing businesses, partially offset by declines in residential lending and credit card net income. Net interest income was up from the first half of 1994 due to the widening of deposit spreads and increased loan volumes, while noninterest income increased due to growth in loan servicing fees and service charges on deposit accounts. Noninterest expense increased due to higher advertising expenses incurred to promote co-branding and photocard products included in credit card operations. In addition, noninterest expense levels grew in the residential lending business due to BAC's expanded mortgage banking operations. The credit card, residential, and consumer lending businesses benefited from a lower provision for credit losses. Average loan outstandings grew $5.6 billion,

                                                                     SIX MONTHS ENDED JUNE 30/a/
                                 -------------------------------------------------------------------------------------------------
                                                             PRIVATE BANKING AND
                                 MIDDLE MARKET BANKING       INVESTMENT SERVICES     NON-CALIFORNIA BANKS/b/                 OTHER
                                 ---------------------       -------------------     --------------------    ---------------------
(DOLLAR AMOUNTS IN MILLIONS)          1995        1994          1995        1994          1995       1994          1995       1994
----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                $   366     $   262        $   80      $   59       $   463    $   417       $    99    $   164
Provision for credit losses             (9)        (24)            2           5           (10)         9            24          -
Noninterest income                      91          72           155         142           165        157            14         63
Noninterest expense                    215         179           187         217           547        540           254        154
----------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before income
  taxes                                251         179            46         (21)           91         25          (165)        73
Provision for (benefit from)
 income taxes                          104          75            18         (10)           35         11           (28)        37
----------------------------------------------------------------------------------------------------------------------------------
 Net Income (Loss)                     147         104            28         (11)           56         14          (137)        36
Preferred stock dividends                7           6             2           3            10         12            11         11
----------------------------------------------------------------------------------------------------------------------------------
 Net Income (Loss) Attributable to
  Common Equity                    $   140     $    98        $   26      $  (14)      $    46    $     2       $  (148)   $    25
-----------------------------------===============================================================================================

SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                              $14,620     $11,526        $3,464      $2,570       $14,058    $12,068       $   407    $   594
Earning assets                      14,633      11,549         3,506       2,628        20,611     20,760         8,802     12,297
Total assets                        16,731      13,077         4,014       3,071        23,711     23,862        15,778     18,503
Deposits                             6,836       6,588         5,583       4,838        22,873     23,719         6,796      3,462
Common equity                          927         671           304         312         1,438      1,417         1,460      1,278

SELECTED FINANCIAL RATIOS
Return on average common equity       30.6%       29.4%         17.1%       (9.1)%         6.4%       0.2%        (20.5)%      4.0%
Expense to revenue/c/                 45.6        52.1          76.8       106.2          79.3       84.6         203.1       55.8
----------------------------------------------------------------------------------------------------------------------------------

/a/ For comparability purposes, both 1995 and 1994 amounts reflect BAC's business-sector allocation methodologies at June 30, 1995.

/b/ Excludes Seafirst and Bank of America Illinois, which are reflected within the applicable business sectors.

/c/ Excludes net other real estate owned expense and amortization of intangibles.

                   or 10 percent, from the first half of 1994, reflecting increases in credit card loans and other consumer loans. Average deposits declined $2.8 billion, reflecting decreases in most deposit categories.

                   U.S. Corporate and International Banking -- U.S. Corporate and International Banking's net income for the first six months of 1995 increased $103 million, or 29 percent, from that of the same period a year ago. This increase reflected expanded banking operations in the Midwest, as well as higher revenues from venture capital, trading, and loan syndication activities. The increase in net interest income resulted from growth in average loans, which included the effects of the addition of Continental Bank Corporation (Continental), as well as core portfolio growth. Noninterest expense increased $243 million due to expanded operations from mergers and acquisitions, as well as continued growth of global capital market operations. Average loan outstandings grew $9.4 billion, largely due to increases in commercial and industrial and foreign loans. Average deposits increased $10.7 billion, or 45 percent, reflecting higher foreign interest-bearing deposits and the addition of Continental.

===============================================================================

                   Commercial Real Estate -- Net income for Commercial Real Estate decreased $14 million, or 7 percent, for the first half of 1995 compared to the corresponding period of 1994. Noninterest income declined primarily due to fewer asset sales as a majority of the sector's bulk sales of problem assets occurred prior to 1995. Average loan outstandings declined $0.2 billion from the first half of 1994. This decrease was due to lower volumes of loans to mortgage banks, partially offset by an increase in commercial loans secured by real estate.

                   Middle Market Banking -- Middle Market Banking's net income for the first half of 1995 grew $43 million, or 41 percent, from the first half of 1994. This growth was primarily due to an increase in net interest income, resulting from the addition of Continental, increased loan volumes, and improved deposit spreads. Increases in noninterest revenue, noninterest expense, and average loan outstandings were largely due to BAC's expanded midwestern banking business.

                   Private Banking and Investment Services -- Net income for Private Banking and Investment Services increased $39 million in the first half of 1995 compared to the same period a year ago. Year-to-date 1994 results included $68 million of capital additions to the Pacific Horizon money market mutual funds, as discussed on page 26. Net interest income increased primarily due to Continental's contribution.

                   Non-California Banks -- Non-California Banks, which excludes Seafirst Corporation and Bank of America Illinois, produced year-to-date 1995 earnings of $56 million, up $42 million from the same period a year earlier. Substantially all of the non-California banks experienced improved financial results, particularly Nevada, Oregon, Arizona, and Texas. Net interest income increased due to increased loan volumes and widening of deposit spreads. The provision for credit losses declined to ($10) million in the first half of 1995 from $9 million in the first half of 1994. Average loan outstandings increased $2.0 billion, or 16 percent, from the first half of 1994, reflecting growth in most loan categories.

                   Other -- Other amounts are primarily associated with BAC's institutional trust and securities services, asset and liability management activities, and various other services. This sector had a net loss of $137 million in the first half of 1995, compared with net income of $36 million in the first half of 1994. This decrease was primarily attributable to an increase in unallocated corporate expenses and a higher net loss in the institutional trust and securities services business.

RESULTS OF OPERATIONS
===============================================================================

NET INTEREST       Taxable-equivalent net interest income was $2,130 million for
INCOME             the second quarter of 1995, up $293 million from the amount reported for the second quarter of 1994. Taxable-equivalent net interest income totaled $4,182 million and $3,637 million, respectively, for the first six months of 1995 and 1994. These increases resulted from growth in average loans, which included the effects of mergers and acquisitions as well as core portfolio growth, and from improvements in the net interest margin. BAC's net interest margin was 4.54 percent for the quarter ended June 30, 1995, up 5 basis points from the comparable period in 1994. The net interest margin for the first half of 1995 was 4.54 percent, up from
                   4.47 for the same period in 1994.

                   BAC's net interest margin includes the results of hedging with certain on- and off-balance-sheet financial instruments. In the second quarter and first six months of 1995, BAC's net interest income included approximately $20 million and $40 million, respectively, attributable to hedging with derivative instruments, compared with approximately $110 million and $255 million, respectively, in the comparable periods of 1994. The hedging amounts for both the second quarter and first six months of 1995 accounted for approximately 5 basis points of the net interest margin for those periods, while the hedging amounts for the comparable periods of 1994 accounted for 25 basis points and 30 basis points, respectively.

===============================================================================================================================
AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
-------------------------------------------------------------------------------------------------------------------------------
                                                                  SECOND QUARTER 1995                  SECOND QUARTER 1994
                                                             -----------------------------        -----------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                 BALANCE/a/  INTEREST/b/  RATE/b/     BALANCE/a/  INTEREST/b/  RATE/b/
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                        $    5,915       $  120     8.16%    $    4,774       $   74     6.19%
Federal funds sold                                               592            9     6.11          1,427           15     3.99
Securities purchased under resale agreements                   9,691          176     7.29          6,886           89     5.20
Trading account assets                                         9,226          189     8.23          6,402          122     7.67
Available-for-sale securities/cd/                              9,566          196     8.21          9,304          132     5.69
Held-to-maturity securities/c/                                 7,186          131     7.26         11,816          216     7.33
Domestic loans:
  Consumer-residential first mortgages                        34,987          608     6.95         31,391          462     5.89
  Consumer-residential junior mortgages                       13,896          315     9.08         13,097          251     7.69
  Consumer-credit card                                         7,964          305    15.31          7,092          281    15.86
  Other consumer                                              13,596          337     9.95         11,515          290    10.08
  Commercial and industrial                                   31,149          662     8.53         21,479          350     6.53
  Commercial loans secured by real estate                     10,575          240     9.06          9,051          177     7.81
  Construction and development loans
    secured by real estate                                     3,418          105    12.33/e/       3,850           70     7.27/e/
  Financial institutions                                       2,271           35     6.21          1,803           23     5.05
  Agricultural                                                 1,588           38     9.61          1,596           29     7.43
  Lease financing                                              1,815           30     6.60          1,641           33     8.13
  Loans for purchasing or carrying securities                  1,348           23     6.98          1,711           20     4.80
  Other                                                        1,423           23     6.55          1,210           20     6.59
                                                          ----------       ------              ----------       ------
    Total domestic loans                                     124,030        2,721     8.79        105,436        2,006     7.62
Foreign loans                                                 21,840          454     8.34         17,877          290     6.51
                                                          ----------       ------              ----------       ------
    Total loans/d/                                           145,870        3,175     8.72        123,313        2,296     7.46
                                                          ----------       ------              ----------       ------
    Total earning assets                                     188,046       $3,996     8.52        163,922       $2,944     7.20
                                                                           ======                               ======
Nonearning assets                                             44,445                               35,122
Less:  Allowance for credit losses                             3,720                                3,425
                                                          ----------                           ----------
           TOTAL ASSETS                                     $228,771                           $  195,619
                                                          ==========                           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                             $   13,242       $   40     1.19%    $   13,792       $   40     1.16%
  Savings                                                     13,636           71     2.08         14,569           74     2.03
  Money market                                                29,079          217     3.00         32,623          199     2.45
  Time                                                        30,098          367     4.89         26,547          166     2.50
                                                          ----------       ------              ----------       ------
    Total domestic interest-bearing deposits                  86,055          695     3.24         87,531          479     2.19
Foreign interest-bearing deposits:
  Banks located in foreign countries                          10,671          183     6.88          6,125           96     6.29
  Governments and official institutions                        6,468           95     5.89          4,384           48     4.38
  Time, savings, and other                                    16,143          267     6.64         11,000          130     4.75
                                                          ----------       ------              ----------       ------
    Total foreign interest-bearing deposits                   33,282          545     6.57         21,509          274     5.11
                                                          ----------       ------              ----------       ------
    Total interest-bearing deposits                          119,337        1,240     4.17        109,040          753     2.77
Federal funds purchased                                        2,136           30     5.53            335            3     3.71
Securities sold under repurchase agreements                    9,127          150     6.61          6,852           97     5.64
Other short-term borrowings                                    9,864          168     6.81          3,785           59     6.26
Long-term debt                                                15,140          266     7.06         13,637          185     5.45
Subordinated capital notes                                       605           12     7.63            606           10     6.76
                                                          ----------       ------              ----------       ------
    Total interest-bearing liabilities                       156,209       $1,866     4.79        134,255       $1,107     3.31
                                                                           ======                               ======
Domestic noninterest-bearing deposits                         32,675                               31,001
Foreign noninterest-bearing deposits                           1,749                                1,437
Other noninterest-bearing liabilities                         18,668                               11,963
                                                          ----------                           ----------
    Total liabilities                                        209,301                              178,656
Stockholders' equity                                          19,470                               16,963
                                                          ----------                           ----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  228,771                           $  195,619
                                                          ==========                           ==========
Interest income as a percentage of average earning assets                             8.52%                                7.20%
Interest expense as a percentage of average earning assets                           (3.98)                               (2.71)
                                                                                      ----                                 ----
           NET INTEREST MARGIN                                                        4.54%                                4.49%
                                                                                      ====                                 ====
-------------------------------------------------------------------------------------------------------------------------------

  /a/ Average balances are obtained from the best available daily, weekly, or monthly data.

  /b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 35 percent.

  /c/ Refer to the table on page 28 of the Balance Sheet Review section for more detail on available-for-sale and held-to-maturity securities.

  /d/ Average balances include nonaccrual assets.

  /e/ Rates reflect a higher level of interest recoveries on nonaccrual loans during the second quarter of 1995 as compared to the second quarter of 1994.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                  SIX MONTHS ENDED JUNE 30
---------------------------------------------------------------------------------------------------------------------------------
                                                                         1995                                   1994
                                                           -------------------------------        -------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                               BALANCE/a/   INTEREST/b/   RATE/b/     BALANCE/a/   INTEREST/b/   RATE/b/
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                      $    5,781        $  232      8.09%    $    4,251        $  130      6.15%
Federal funds sold                                             569            17      6.04          1,527            28      3.63
Securities purchased under resale agreements                 8,927           311      7.03          6,398           161      5.07
Trading account assets                                       8,802           354      8.12          6,836           233      6.89
Available-for-sale securities/cd/                            9,582           367      7.70          9,568           278      5.84
Held-to-maturity securities/c/                               7,550           276      7.33         11,771           430      7.30
Domestic loans:
  Consumer-residential first mortgages                      34,647         1,175      6.78         31,123           905      5.82
  Consumer-residential junior mortgages                     13,769           627      9.18         12,992           505      7.84
  Consumer-credit card                                       7,886           600     15.21          7,148           568     15.88
  Other consumer                                            13,285           643      9.76         11,485           560      9.84
  Commercial and industrial                                 30,188         1,292      8.64         20,832           653      6.32
  Commercial loans secured by real estate                   10,467           471      8.99          9,087           348      7.67
  Construction and development loans
    secured by real estate                                   3,473           200     11.60/e/       4,062           141      7.00/e/
  Financial institutions                                     2,363            72      6.12          1,812            42      4.71
  Agricultural                                               1,649            79      9.70          1,604            58      7.35
  Lease financing                                            1,803            56      6.29          1,657            75      9.08
  Loans for purchasing or carrying securities                1,372            48      7.02          2,095            45      4.36
  Other                                                      1,408            46      6.57          1,195            37      6.15
                                                        ----------       -------               ----------       -------
    Total domestic loans                                   122,310         5,309      8.72        105,092         3,937      7.53
Foreign loans                                               21,150           872      8.32         17,720           566      6.45
                                                        ----------       -------               ----------       -------
    Total loans/d/                                         143,460         6,181      8.66        122,812         4,503      7.37
                                                        ----------       -------               ----------       -------
    Total earning assets                                   184,671       $ 7,738      8.43        163,163        $5,763      7.10
                                                                         =======                                 ======
Nonearning assets                                           42,295                                 35,495
Less:  Allowance for credit losses                           3,708                                  3,463
                                                        ----------                             ----------
           Total Assets                                 $  223,258                             $  195,195
                                                        ==========                             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                           $   13,367       $    79      1.20%    $   13,797       $    79      1.16%
  Savings                                                   13,714           141      2.08         14,418           145      2.03
  Money market                                              29,718           431      2.92         33,148           396      2.41
  Time                                                      30,301           704      4.69         26,723           328      2.48
                                                        ----------       -------               ----------       -------
    Total domestic interest-bearing deposits                87,100         1,355      3.14         88,086           948      2.17
Foreign interest-bearing deposits:
  Banks located in foreign countries                         9,303           322      6.98          5,702           171      6.05
  Governments and official institutions                      6,259           184      5.92          4,098            86      4.20
  Time, savings, and other                                  14,879           493      6.69         10,721           245      4.61
                                                        ----------       -------               ----------       -------
    Total foreign interest-bearing deposits                 30,441           999      6.62         20,521           502      4.93
                                                        ----------       -------               ----------       -------
    Total interest-bearing deposits                        117,541         2,354      4.04        108,607         1,450      2.69
Federal funds purchased                                      2,297            69      6.01            349             6      3.34
Securities sold under repurchase agreements                  8,860           280      6.38          6,566           176      5.40
Other short-term borrowings                                  8,792           300      6.87          3,744           120      6.46
Long-term debt                                              15,031           530      7.12         13,460           354      5.31
Subordinated capital notes                                     605            23      7.65            606            20      6.73
                                                        ----------       -------               ----------       -------
    Total interest-bearing liabilities                     153,126        $3,556      4.68        133,332        $2,126      3.22
                                                                         =======                                =======
Domestic noninterest-bearing deposits                       32,612                                 30,998
Foreign noninterest-bearing deposits                         1,679                                  1,453
Other noninterest-bearing liabilities                       16,537                                 12,434
                                                        ----------                             ----------
    Total liabilities                                      203,954                                178,217
Stockholders' equity                                        19,304                                 16,978
                                                        ----------                             ----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  223,258                             $  195,195
                                                        ==========                             ==========

Interest income as a percentage of average earning assets                             8.43%                                  7.10%
Interest expense as a percentage of average earning assets                           (3.89)                                 (2.63)
                                                                                      ----                                   ----
           NET INTEREST MARGIN                                                        4.54%                                  4.47%
                                                                                      ====                                   ====
---------------------------------------------------------------------------------------------------------------------------------

===============================================================================

NONINTEREST        Noninterest income for the second quarter and the first six
INCOME             months of 1995 increased $123 million and $216 million,
                   respectively, from the amounts reported in the corresponding periods of 1994.

                   Total fees and commissions for the second quarter and first half of 1995 increased $117 million and $181 million, respectively, from the amounts reported in the corresponding periods of 1994. Retail deposit account fees increased as a result of higher revenues from service charges on certain deposit accounts and transactions, while the growth in commercial deposit account fees was largely due to an increase in the number of commercial accounts. The increase in syndication fees, which is included in other fees and commissions, resulted from higher loan syndication volume. Loan fees and charges increased due to higher revenues from loan servicing fees as a result of expanded mortgage banking activities. Personal and other trust fees and off-balance-sheet credit-related instruments fees increased as a result of BAC's expanded midwestern banking business. These increases were partially offset by a decline in credit card membership fees, which resulted from fee waivers granted to various customers to retain and increase card membership in response to a competitive marketplace.

                   Trading income for the second quarter and first half of 1995 increased $42 million and $97 million, respectively, from the same periods a year ago. These increases were largely due to improved performance in debt securities trading operations and increased volume of foreign exchange products that resulted from strong global customer demand. In particular, BAC benefited from gains on Latin American debt securities. For more information on the functional components of trading income, refer to Note 10 of the Notes to Consolidated Financial Statements on pages 10-14.

                   Other noninterest income for the second quarter and the first half of 1995 decreased $36 million and $62 million, respectively, from the amounts reported in the same period last year, reflecting decreases in income from assets pending disposition, net gain on sales of assets, and other income. Income from assets pending disposition and net gain on sales of assets decreased as a result of significant asset dispositions and sales occurring in 1994, while there was no such comparable activity during the first half of 1995. Other income for the second quarter and first half of 1995 decreased $52 million and $21 million, respectively, from the corresponding periods in 1994 primarily due to reduced income from equity affiliates and joint ventures and a reduction of BAC's investment in an equity affiliate. The decreases in other noninterest income were largely offset by strong results from venture capital activities, which were attributable to higher realized capital gains and partnership distributions.

======================================================================================================
NONINTEREST INCOME
------------------------------------------------------------------------------------------------------
                                                                                      SIX MONTHS ENDED
                                                             SECOND QUARTER               JUNE 30
                                                          ------------------        ------------------
(IN MILLIONS)                                              1995        1994          1995        1994
------------------------------------------------------------------------------------------------------
FEES AND COMMISSIONS
Deposit account fees:
  Retail                                                  $  228      $  206        $  449      $  409
  Commercial                                                  95          84           191         175
Credit card fees:
  Membership                                                  12          21            27          44
  Other                                                       62          61           122         117
Trust fees:
  Corporate and employee benefits                             15          19            29          39
  Personal and other                                          63          47           127          94
Other fees and commissions:
  Loan fees and charges                                       86          64           168         136
  Off-balance-sheet credit-related instrument fees            83          73           168         134
  Mutual fund and annuity commissions                         20          24            39          46
  Other                                                      153         101           267         212
------------------------------------------------------------------------------------------------------
                                                             817         700         1,587       1,406
------------------------------------------------------------------------------------------------------

TRADING INCOME                                               151         109           280         183
------------------------------------------------------------------------------------------------------

OTHER NONINTEREST INCOME
Income from assets pending disposition                         -          51            11         112
Net gain on sales of assets/a/                                14          20            15          65
Venture capital activities                                   103          32           190          63
Net gain on sales of available-for-sale securities             9           7            10          27
Other income                                                  44          96           138         159
------------------------------------------------------------------------------------------------------
                                                             170         206           364         426
------------------------------------------------------------------------------------------------------
                                                          $1,138      $1,015        $2,231      $2,015
----------------------------------------------------------============================================

/a/ Net gain on sales of assets includes gains and losses from the disposition of loans, premises and equipment, and certain other assets.

===============================================================================
NONINTEREST        Noninterest expense for the second quarter of 1995 and the
EXPENSE            first half of 1995 increased $235 million and $443 million, respectively, from the amounts reported in the corresponding periods in 1994. Noninterest expense for both the second quarter and first six months of 1994 included $68 million of capital additions to two of the Pacific Horizon money market mutual funds, for which Bank of America NT&SA serves as an investment advisor.

                   Personnel expense (salaries and employee benefits) for the second quarter of 1995 and the first half of 1995 was up $145 million and $279 million, respectively, from the amounts reported in the corresponding periods in 1994. This increase was largely due to increases in incentive-based compensation and base salaries expense. The increase in base salaries expense was partially attributable to increased staff levels resulting from mergers and acquisitions. BAC's staff level on a full-time-equivalent (FTE) basis was approximately 80,300 at June 30, 1995, up from approximately 77,100 at June 30, 1994. FTE is a measurement equal to one full-time employee working a standard day. BAC had approximately 95,800 employees at June 30, 1995, up from approximately 93,600 at this same date a year earlier. These amounts include both full-time and part-time employees.

                   Excluding the capital additions to the Pacific Horizon funds discussed above, other expense for the second quarter and first half of 1995 increased $56 million and $105 million, respectively, largely as a result of increased advertising and external data processing expenses, and contributions made to the BankAmerica Foundation.

===========================================================================
NONINTEREST EXPENSE
---------------------------------------------------------------------------
                                                           SIX MONTHS ENDED
                                   SECOND QUARTER              JUNE 30
                                 -----------------         ----------------
(IN MILLIONS)                      1995       1994           1995      1994
---------------------------------------------------------------------------
Salaries                         $  842     $  700         $1,651    $1,410
Employee benefits                   183        180            376       338
Occupancy                           182        167            355       332
Equipment                           165        138            324       284
Amortization of intangibles         110         99            219       204
Communications                       91         80            177       158
Regulatory fees and
 related expenses                    74         72            146       142
Professional services                76         53            145       111
Net OREO expense                     (2)       (15)            (2)        6
Other expense                       332        344            651       614
---------------------------------------------------------------------------
                                 $2,053     $1,818         $4,042    $3,599
---------------------------------==========================================

INCOME             The provision for income taxes was $463 million and $379
TAXES              million for the quarters ended June 30, 1995 and 1994,
                   reflecting forecasted annual effective income tax rates of
                   41.8 percent and 42.1 percent, respectively. For further information concerning BAC's provision for federal, state, and foreign income taxes for the most recent five quarters, refer to Note 8 of the Notes to Consolidated Financial
                   Statements on Page 9.

BALANCE SHEET REVIEW
===============================================================================

                   Earning assets totaled $186.2 billion at June 30, 1995, up $8.1 billion from $178.1 billion at year-end 1994. This increase was primarily attributable to growth in the loan portfolio, which increased $7.9 billion between year-end 1994 and June 30, 1995. Growth in earning assets was largely funded by increases in other short-term borrowings, which primarily resulted from issuances of term federal funds, commercial paper, and bank notes, and in foreign deposits.

                   During the first six months of 1995, interest-bearing deposits in foreign offices increased $6.5 billion. This increase was largely due to BAC's continued expansion into certain global markets and a shift from domestic to foreign funding sources. Average domestic interest-bearing deposits declined $5.3 billion, or 6 percent, between the fourth quarter of 1994 and the second quarter of 1995. This decrease was largely reflected in money market and time deposits.

                   In March 1995, the Financial Accounting Standards Board
                   (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122). SFAS No. 121 and SFAS No. 122 are effective for fiscal years beginning after December 15, 1995. BAC does not expect that, at adoption, either SFAS No. 121 or SFAS No. 122 will have a material effect on its financial position or results of operations.

===================================================================================================================================
AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES - AVERAGE BALANCES,
INTEREST, AND AVERAGE RATES
-----------------------------------------------------------------------------------------------------------------------------------
                                                 SECOND QUARTER 1995                           SECOND QUARTER 1994
                               -------------------------------------------------  -------------------------------------------------
                                                                            RATE                                               RATE
                                                                 RATE   BASED ON                                    RATE   BASED ON
                                                             BASED ON  AMORTIZED                                BASED ON  AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)   BALANCE/a/  INTEREST/b/  FAIR VALUE/b/    COST/b/   BALANCE/a/  INTEREST/b/ FAIR VALUE/b/    COST/b/
-----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other
  government agency securities  $1,465         $ 24              6.47%      6.41%   $3,430         $ 45             5.31%      5.27%
Mortgage-backed securities       4,857           84              6.96       6.93     3,712           50             5.38       5.34
Other domestic securities          654            8              4.95       5.51       406            5             5.27       5.43
Foreign securities               2,590/c/        80             12.37/d/   11.15/d/  1,756/c/        32             7.18       6.25
-----------------------------------------------------------------------------------------------------------------------------------
                                $9,566         $196              8.21%      8.00%   $9,304         $132             5.69%      5.51%
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 SECOND QUARTER 1995                    SECOND QUARTER 1994
                                                       ------------------------------------     -----------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                           BALANCE/a/    INTEREST/b/    RATE/b/     BALANCE/a/   INTEREST/b/   RATE/b/
-----------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government agency securities       $  442           $  8       6.77%       $   740          $ 12       6.75%
Mortgage-backed securities                                  4,599             82       7.14          7,761           140       7.22
State, county, and municipal securities                       439              9       8.18            485            10       8.32
Other domestic securities                                     182              4       8.50            236             4       6.52
Foreign securities                                          1,524             28       7.33          2,594            50       7.74
-----------------------------------------------------------------------------------------------------------------------------------
                                                           $7,186           $131       7.26%       $11,816          $216       7.33%
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     SIX MONTHS ENDED JUNE 30
                               ----------------------------------------------------------------------------------------------------
                                                    1995                                                1994
                               -------------------------------------------------  -------------------------------------------------
                                                                            RATE                                               RATE
                                                                 RATE   BASED ON                                    RATE   BASED ON
                                                             BASED ON  AMORTIZED                                BASED ON  AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)   BALANCE/a/  INTEREST/b/  FAIR VALUE/b/    COST/b/  BALANCE/a/  INTEREST/b/  FAIR VALUE/b/    COST/b/
-----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other
  government agency securities     $1,664         $ 55           6.67%      6.58%     $3,489         $ 94           5.43%      5.47%
Mortgage-backed securities          5,022          174           6.92       6.80       3,983          108           5.40       5.41
Other domestic securities             603           15           5.16       5.64         365            8           4.78       5.03
Foreign securities                  2,293/c/       123          10.81/d/    9.51/d/    1,731/c/        68           7.90       6.81
-----------------------------------------------------------------------------------------------------------------------------------
                                   $9,582         $367           7.70%      7.40%     $9,568         $278           5.84%      5.71%
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  SIX MONTHS ENDED JUNE 30
                                                       ----------------------------------------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                           BALANCE/a/    INTEREST/b/    RATE/b/      BALANCE/a/   INTEREST/b/   RATE/b/
-----------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government agency securities       $  441           $ 15       6.80%       $   781          $ 25       6.55%
Mortgage-backed securities                                  4,648            166       7.13          7,951           288       7.23
State, county, and municipal securities                       444             18       8.16            493            20       8.15
Other domestic securities                                     185              7       7.84            244             9       7.15
Foreign securities                                          1,832             70       7.70          2,302            88       7.71
-----------------------------------------------------------------------------------------------------------------------------------
                                                           $7,550           $276       7.33%       $11,771          $430       7.30%
-----------------------------------------------------------------------------------------------------------------------------------

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.

/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 35 percent.

/c/ Average balances include nonaccrual assets.

/d/ Rates reflect interest received on nonaccrual debt-restructuring par bonds.

CREDIT RISK MANAGEMENT
===============================================================================

LOAN PORTFOLIO     Total loans at June 30, 1995 were up $7.9 billion, or 6
MANAGEMENT         percent, from year-end 1994, reflecting continued growth in both the domestic and foreign sectors.

==============================================================================================================================
LOAN OUTSTANDINGS
------------------------------------------------------------------------------------------------------------------------------
                                                            1995                                       1994
                                                   ------------------------          -----------------------------------------
(IN MILLIONS)                                      JUNE 30         MARCH 31          DEC. 31         SEPT. 30          JUNE 30
------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
Residential first mortgages                       $ 35,564         $ 34,791         $ 33,818         $ 33,033         $ 31,784
Residential junior mortgages                        14,072           13,808           13,589           13,658           13,280
Other installment                                   11,819           10,989           10,598            9,921            9,439
Credit card                                          8,237            7,757            8,020            7,420            7,169
Other individual lines of credit                     1,811            1,691            1,736            1,747            1,806
Other                                                  305              409              403              470              224
------------------------------------------------------------------------------------------------------------------------------
                                                    71,808           69,445           68,164           66,249           63,702
Commercial:
Commercial and industrial                           31,436           30,481           28,814           29,021           21,815
Loans secured by real estate                        10,717           10,504           10,277            9,823            9,131
Construction and development loans
 secured by real estate                              3,308            3,526            3,616            3,929            3,742
Financial institutions                               2,520            2,211            2,872            2,601            1,340
Agricultural                                         1,607            1,658            1,840            1,721            1,605
Lease financing                                      1,840            1,786            1,814            1,694            1,678
Loans for purchasing or carrying securities          1,383            1,348            1,529            1,495            1,683
Other                                                1,569            1,639            1,623            1,642            1,465
------------------------------------------------------------------------------------------------------------------------------
                                                    54,380           53,153           52,385           51,926           42,459
------------------------------------------------------------------------------------------------------------------------------
                                                   126,188          122,598          120,549          118,175          106,161
FOREIGN
Commercial and industrial                           14,948           14,417           13,496           13,331           12,388
Banks and other financial institutions               2,941            2,871            2,516            2,629            2,206
Governments and official institutions                1,131              866              896            1,220              862
Other                                                3,558            3,407            3,455            3,336            3,257
------------------------------------------------------------------------------------------------------------------------------
                                                    22,578           21,561           20,363           20,516           18,713
------------------------------------------------------------------------------------------------------------------------------
  TOTAL LOANS                                      148,766          144,159          140,912          138,691          124,874
Less:  Allowance for credit losses                   3,695            3,725            3,690            3,625            3,414
------------------------------------------------------------------------------------------------------------------------------
                                                  $145,071         $140,434         $137,222         $135,066         $121,460
--------------------------------------------------============================================================================

===============================================================================

                   Domestic Consumer Loans -- The growth in domestic consumer loans during the first six months of 1995 included increases in residential first mortgages, other installment loans, and residential junior mortgages of $1.7 billion, $1.2 billion, and $0.5 billion, respectively. The increase in residential first mortgages reflected BAC's continued efforts to diversify its nationwide lending activities. In particular, first residential mortgages increased in the Northeast, Midwest, and Southwest regions of the country. The growth in the Northeast and the Midwest resulted primarily from expanded mortgage banking activities in these regions. The increase in other installment loans was largely due to an increase in manufactured housing loans nationwide. The increase in residential junior mortgages was primarily attributable to growth in the level of originations in the Southwest and the Northwest, as well as in California. For information regarding BAC's domestic residential first mortgages by geographic area and domestic consumer loan delinquencies, refer to the tables below.

===============================================================================
DOMESTIC RESIDENTIAL FIRST MORTGAGES BY GEOGRAPHIC AREA
-------------------------------------------------------------------------------

                                                                1995
                                                     --------------------------
(IN MILLIONS)                                         JUNE 30          MARCH 31
-------------------------------------------------------------------------------
California                                            $27,302/a/        $27,150
Washington                                              1,546             1,459
Oregon                                                  1,224             1,184
Arizona                                                 1,059               983
Hawaii                                                  1,016             1,027
Other/b/                                                3,417             2,988
-------------------------------------------------------------------------------
                                                      $35,564           $34,791
-----------------------------------------------------==========================

/a/ Approximately 50 percent of domestic residential first mortgages in California at June 30, 1995 and March 31, 1995 were secured by properties in the following Southern California counties: Los Angeles, Orange, Riverside, San Bernardino, San Diego, and Ventura.

/b/ No other state individually exceeded 2 percent of total domestic residential first mortgages.

===============================================================================================================
DOMESTIC CONSUMER LOAN DELINQUENCY INFORMATION/a/
---------------------------------------------------------------------------------------------------------------

                                                   1995                                    1994
                                            --------------------              ---------------------------------
(DOLLAR AMOUNT IN MILLIONS)                 JUNE 30     MARCH 31              DEC. 31     SEPT. 30      JUNE 30
---------------------------------------------------------------------------------------------------------------
DELINQUENT CONSUMER LOANS
Residential first mortgages                    $616         $595                 $566         $563         $596
Residential junior mortgages                     95           95                   92           85           85
Credit card                                     165          166                  153          149          153
Other                                            65           72                   69           64           61
---------------------------------------------------------------------------------------------------------------
                                               $941         $928                 $880         $861         $895
-----------------------------------------------================================================================

DELINQUENT CONSUMER LOAN RATIOS/b/
Residential first mortgages                    1.73%        1.71%                1.68%        1.71%        1.88%
Residential junior mortgages                   0.68         0.69                 0.68         0.62         0.64
Credit card                                    2.00         2.14                 1.91         2.01         2.14
Other                                          0.46         0.56                 0.54         0.53         0.53
---------------------------------------------------------------------------------------------------------------
                                               1.31%        1.34%                1.29%        1.30%        1.40%
-----------------------------------------------================================================================

/a/ 60 days or more past due.

/b/ Ratios represent delinquency balances expressed as a percentage of total loans for that loan category.

===============================================================================

                   Domestic Commercial Loans -- Commercial and industrial loans, the largest sector of BAC's domestic commercial loan portfolio, grew $2.6 billion between December 31, 1994 and June 30, 1995. This increase was primarily due to continued loan demand from large corporate borrowers. Partially offsetting this growth were declines in loans to financial institutions and construction and development loans secured by real estate of $0.4 billion and $0.3 billion, respectively. The decline in loans to financial institutions was primarily attributable to paydowns on unsecured loans to US non-bank financial entities. The decline in construction and development loans secured by real estate was primarily attributable to paydowns and continued resolution of problem loans.

=====================================================================================================
DOMESTIC COMMERCIAL LOANS SECURED BY REAL ESTATE BY GEOGRAPHIC AREA AND
PROJECT TYPE AT JUNE 30, 1995
-----------------------------------------------------------------------------------------------------

                                                                          MEDICAL &
                                         LIGHT   APARTMENT &                 DENTAL
(IN MILLIONS)        RETAIL   OFFICE  INDUSTRY   CONDOMINIUM     HOTEL   FACILITIES    OTHER   TOTAL
-----------------------------------------------------------------------------------------------------
California          $1,208   $  806   $  840          $  538     $116          $ 24   $1,908  $ 5,440/a/
Washington             395      460      443             412      156           119      338    2,323
Nevada                 247       82       39             120      113            10      165      776
Oregon                  85       40       64              99       32             5       32      357
Arizona                196       24       22              36        2             8       57      345
Texas                   33       33       26              66        -             -       62      220
Other/b/               176      357       42              74      243             8      356    1,256
-----------------------------------------------------------------------------------------------------
                    $2,340   $1,802   $1,476          $1,345     $662          $174   $2,918  $10,717
--------------------=================================================================================

/a/ Approximately 55 percent of domestic commercial loans secured by real estate in California at June 30, 1995 were secured by properties in the following Southern California counties: Los Angeles, Orange, San Bernardino, San Diego, Riverside, and Ventura.

/b/ No other state individually exceeded 2 percent of total domestic commercial loans secured by real estate.

=====================================================================================================
DOMESTIC CONSTRUCTION AND DEVELOPMENT LOANS BY GEOGRAPHIC AREA AND PROJECT
TYPE AT JUNE 30, 1995
-----------------------------------------------------------------------------------------------------

                                                  APARTMENT &                LIGHT
(IN MILLIONS)      OFFICE  SUBDIVISION    RETAIL  CONDOMINIUM    HOTEL    INDUSTRY    OTHER     TOTAL
-----------------------------------------------------------------------------------------------------
 California          $389         $418      $209         $180     $124        $ 90     $101    $1,511/a/
 Washington           150          192        82           87       22          16       59       608
 Pennsylvania         203            -         -            -        -           -        -       203
 Nevada                32           41        34           33        1          13        3       157
 Arizona                3           61        35           39        2           5        5       150
 Texas                  -           30        44           49        -           -        6       129
 Illinois              38           27         8            5        -           -        -        78
 Florida                -           13        52           12        -           -        -        77
 Massachusetts         48            -        24            -        -           -        -        72
 Georgia                -            2        47            3        -          14        -        66
 Other/b/              37           23        65           54        -           3       75       257
-----------------------------------------------------------------------------------------------------
                     $900         $807      $600         $462     $149        $141     $249    $3,308
---------------------================================================================================

/a/ Approximately 70 percent of domestic construction and development loans in California at June 30, 1995 were secured by properties in the following Southern California counties: Los Angeles, Orange, San Bernardino, San Diego, Riverside, and Ventura.

/b/ No other state individually exceeded 2 percent of total domestic construction and development loans.

                   Foreign Loans -- Foreign loan outstandings increased $2.2 billion between December 31, 1994 and June 30, 1995. This growth was primarily reflected in a $1.5 billion increase in foreign commercial and industrial loans, largely resulting from increased loan demand in Asia.

                   Although the rate of average loan growth has increased over the past two quarters, there can be no assurance that such loan growth will continue in the future.

================================================================================

EMERGING MARKET    In connection with its effort to maintain a diversified
EXPOSURE           portfolio, BAC attempts to limit its exposure to any one
                   country. BAC also strives to ensure that its exposure to groups of borrowers that may be similarly affected by events is limited. One such group is emerging market countries. As shown in the table below, at June 30, 1995, BAC's emerging market exposure totaled $8,872 million, or 4 percent of total assets. This exposure represents loans, restructured debt and non-restructured debt, which are included in available-for-sale and held-to-maturity securities, and other monetary assets.

===================================================================================================================================

EMERGING MARKET EXPOSURE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  JUNE 30, 1995
                   ----------------------------------------------------------------------------------------------------------------
                                                             AVAILABLE-FOR-SALE       HELD-TO-MATURITY
                                       LOANS                     SECURITIES            SECURITIES/b/             SECURITIES/a/
                               -----------------------      --------------------    --------------------    -----------------------
                                            MEDIUM-AND       COLLAT-   UNCOLLAT-     COLLAT-   UNCOLLAT-                 MEDIUM-AND
(IN MILLIONS)       TOTAL/c/   SHORT-TERM    LONG-TERM      ERALIZED    ERALIZED    ERALIZED    ERALIZED    SHORT-TERM    LONG-TERM
-----------------------------------------------------------------------------------------------------------------------------------
Mexico             $2,769          $  501       $  577/d/       $285        $ 14      $  856        $129        $  391         $ 16
Brazil              1,017             468            8            60         155           -          47           267           12
Chile                 859             183          116             -           -           -           -           505           55
India                 729             330            -             -           -           -           -           399            -
Venezuela             617              39           19/d/        159           -         373           7             1           19
Greece                559              58           41             -           -           -           -           458            2
Argentina             396             191           27             9          12           -          48            82           27
Colombia              338              88          172             -           -           -          12            66            -
Indonesia             338             271            -             -           -           -           -            67            -
China                 306             224           25             -           -           -           -            56            1
Philippines           202              22           44            18          29           -           -            77           12
Pakistan              202               1            -             -           -           -           -           201            -
Other/e/              540              40           87           120          40           -           -           250            3
-----------------------------------------------------------------------------------------------------------------------------------
                   $8,872          $2,416/f/    $1,116/f/       $651/g/     $250/g/   $1,229/h/     $243/h/     $2,820         $147
-------------------================================================================================================================

/a/ Represents medium- and long-term exposure.

/b/ Includes the following assets, primarily in U.S. dollars, with borrowers or customers in a foreign country: accrued interest receivable, acceptances, interest-bearing deposits with other banks, trading account assets, other interest-earning investments, and other monetary assets.

/c/ Excludes local currency outstandings that were funded by local currency borrowings as follows: $3 million for Mexico, $17 million for Brazil, $224 million for Chile, $242 million for India, $21 million for Venezuela, $119 million for Argentina, $53 million for Indonesia, $42 million for Philippines, and $84 million for other emerging market countries.

/d/ Mexico and Venezuela include $30 million and $4 million, respectively, of loans that are collateralized by zero-coupon U.S. Treasury securities.

/e/ No other country individually exceeded 2 percent of total emerging market exposure.

/f/ Total loans include nonaccrual loans of $87 million.

/g/ Total available-for-securities include $296 million of nonaccrual debt-restructuring bonds.

/h/ The fair value of total held-to-maturity securities was approximately
    $995 million.

===============================================================================================================================
CROSS-BORDER OUTSTANDINGS EXCEEDING ONE PERCENT OF TOTAL ASSETS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  CROSS-BORDER
                                                                                                       TOTAL      OUTSTANDINGS
                                                            PUBLIC                 PRIVATE      CROSS-BORDER   AS A PERCENTAGE
(DOLLAR AMOUNTS IN MILLIONS)/abcd/   DATE REPORTED          SECTOR/e/   BANKS/e/    SECTOR/e/   OUTSTANDINGS   OF TOTAL ASSETS
-------------------------------------------------------------------------------------------------------------------------------
Japan                                JUNE 30, 1995          $ 10         $1,784     $2,004           $3,798               1.68%
                                     March 31, 1995            9          1,667      2,558            4,234               1.90
                                     December 31, 1994        17          1,248      2,292            3,557               1.65
                                     September 30, 1994       18          1,339      2,131            3,488               1.63
                                     June 30, 1994            17          1,529      2,049            3,595               1.82

Spain                                JUNE 30, 1995          $ 61         $  132     $2,008           $2,201               0.97%
                                     March 31, 1995           70             33      1,750            1,853               0.83
                                     December 31, 1994        57            108      1,817            1,982               0.92
                                     September 30, 1994      108            196      1,784            2,088               0.97
                                     June 30, 1994            61            110      3,026            3,197               1.62

Hong Kong                            JUNE 30, 1995          $  -         $  104     $1,425           $1,529               0.67%
                                     March 31, 1995            -            158      1,208            1,366               0.61
                                     December 31, 1994         -            185      1,202            1,387               0.64
                                     September 30, 1994        5            192      1,488            1,685               0.79
                                     June 30, 1994             -            101      2,328            2,429               1.23
-------------------------------------------------------------------------------------------------------------------------------

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

/b/ At June 30, 1995, total unfunded commitments of the countries listed above, whose unfunded commitments exceeded 10 percent of their respective cross-border outstandings, were as follows: Japan, $833 million and Hong Kong, $396 million.

/c/ Included in the cross-border outstandings of the countries listed are loans and other interest-bearing assets on nonaccrual status at June 30, 1995, March 31, 1995, December 31, 1994, September 30, 1994, and June 30, 1994,
    respectively, as follows: $21 million, $20 million, $18 million, $17 million, and $17 million for Japan; $3 million, $3 million, $3 million, $3 million, and $6 million for Spain; and $2 million, $1 million, $2 million, $4 million, and $6 million for Hong Kong. Also included in cross-border outstandings are loans past due 90 days or more and still accruing interest at June 30, 1995 and June 30, 1994 of $1 million for Hong Kong.

/d/ Countries whose cross-border outstandings were between 0.75 percent and 1.00 percent of total assets were as follows: $2,051 million, $2,138 million, $1,799 million, $1,690 million, and $1,522 million for South Korea at June 30, 1995, March 31, 1995, December 31, 1994, September 30, 1994, and June
    30, 1994, respectively; and $1,874 million, $2,067 million, $1,816 million, and $1,738 million for Italy at June 30, 1995, March 31, 1995, September 30, 1994, and June 30, 1994, respectively.

    No other country excluded from this table had cross-border outstandings between 0.75 percent and 1.00 percent of total assets for any of the periods presented. However, not included in cross-border outstandings with Mexico were par bonds issued by the government of Mexico with face values of $1,341 million at June 30, 1995, March 31, 1995, December 31, 1994, September 30, 1994, and June 30, 1994. The par bonds had a carrying value of $1,141 million at June 30, 1995, $1,077 million at March 31, 1995, $1,109 million at December 31, 1994, $1,162 million at September 30, 1994, and $1,153 million at June 30, 1994. At June 30, 1995, the par bonds had a total fair value of approximately $846 million. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," certain of these par bonds were recorded in available-for-sale securities and carried at their fair value of $285 million at June 30, 1995, while the remainder of these par bonds were recorded in held-to-maturity securities at their amortized cost. Principal repayment of these par bonds is collateralized by zero-coupon U.S. Treasury securities that, at maturity in 2008 and 2019, will have a redemption value equal to the face value of the par bonds. At June 30, 1995, this collateral had a fair value of approximately $280 million. Future interest payments for a rolling eighteen-month period are also collateralized by additional U.S. dollar-denominated securities permitted by the agreement. The details of the transaction in which the majority of these par bonds were acquired were reported in the Parent's Annual Report on Form 10-K for the year ended December 31, 1990. Mexico's cross-border outstandings also excluded additional securities of $30 million at June 30, 1995, March 31, 1995, December 31, 1994 and September 30, 1994, and $45 million at June 30, 1994, which are fully collateralized at maturity by separate zero-coupon U.S. Treasury securities. Had these par bonds and other instruments been included, total cross-border outstandings with Mexico would have exceeded
    1.00 percent of total assets for all periods presented.

/e/ Sector definitions are based on Federal Financial Institutions Examination
    Council Instructions for preparing the Country Exposure Report.

================================================================================

ALLOWANCE          The allowance for credit losses at June 30, 1995 was $3,695
FOR CREDIT LOSSES  million, or 2.48 percent of loan outstandings, compared with
                   $3,690 million, or 2.62 percent, at December 31, 1994.
                   Excluding outstandings in the residential first mortgage portfolio and the portion of the allowance associated with these outstandings, the ratios were 3.17 percent and 3.36 percent of loans at June 30, 1995 and December 31, 1994, respectively. In addition, BAC's ratio of the allowance for credit losses to total nonaccrual assets was 188 percent at June 30, 1995, up from 177 percent at December 31, 1994.

                   Management develops the allowance using a "building block approach" for various portfolio segments. While management has allocated reserves to various portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

                   The allowance is established by credit officers for each portfolio segment. Significant loans are individually analyzed, while other loans are analyzed by portfolio segment. In establishing the allowance for the portfolio segments, credit officers initially employ results from statistical models using historical loan performance data.

=======================================================================================================================

COMPOSITION OF ALLOWANCE FOR CREDIT LOSSES
-----------------------------------------------------------------------------------------------------------------------

                                                           1995                                  1994
                                                  -----------------------        --------------------------------------
(IN MILLIONS)                                     JUNE 30        MARCH 31        DEC. 31        SEPT. 30        JUNE 30
-----------------------------------------------------------------------------------------------------------------------
Special mention and classified:
  Historical loss experience component             $  472          $  473         $  516          $  292         $  311
  Credit management allocated component               410             410            428             626            579
-----------------------------------------------------------------------------------------------------------------------
    Total special mention and classified              882             883            944             918            890

Other:
  Domestic consumer                                 1,143           1,081          1,059           1,048          1,042
  Domestic commercial                                 219             224            223             225            166
  Foreign                                             331             324            270             189            149
-----------------------------------------------------------------------------------------------------------------------
    Total allocated                                 2,575           2,512          2,496           2,380          2,247
Unallocated                                         1,120           1,213          1,194           1,245          1,167
-----------------------------------------------------------------------------------------------------------------------
                                                   $3,695          $3,725         $3,690          $3,625         $3,414
---------------------------------------------------====================================================================

                   Net credit losses for the second quarter and first six months of 1995 declined $24 million and $121 million, respectively, from the amounts reported in the same periods last year. Net credit losses in the domestic consumer portfolio, the largest component of BAC's net credit losses, decreased $6 million and $32 million, from the second quarter and first six months of 1994, respectively. Net credit recoveries in the foreign portfolio amounted to $34 million and $86 million for the second quarter and the first six months of 1995, respectively, compared to no net credit losses for the second quarter of 1994 and net credit losses of $16 million for the first six months of 1994. These improvements were primarily due to recoveries on loans to Brazil and Ecuador and from an allocated transfer risk reserve adjustment.

=================================================================================================================================

QUARTERLY CREDIT LOSS EXPERIENCE
---------------------------------------------------------------------------------------------------------------------------------
                                                        1995                        1994                     SIX MONTHS ENDED
                                                 ------------------     -----------------------------             JUNE 30
                                                  SECOND      FIRST      FOURTH      THIRD     SECOND      ----------------------
(DOLLAR AMOUNTS IN MILLIONS)                     QUARTER    QUARTER     QUARTER    QUARTER    QUARTER         1995          1994
---------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period                      $3,725     $3,690      $3,625     $3,414     $3,445       $3,690        $3,508
CREDIT LOSSES
Domestic consumer:
  Residential first mortgages                         11         14          15         14         13           25            20
  Residential junior mortgages                        19         17          20         18         24           36            50
  Credit card                                         99         86          91         93         96          185           198
  Other consumer                                      54         54          55         55         57          108           121
Domestic commercial:
  Commercial and industrial                           20         18           9          9         18           38            29
  Loans secured by real estate                        24          9           7          9         21           33            36
  Construction and development loans
   secured by real estate                             11         11           9         42         12           22            35
  Financial institutions                               -          -           1          -          1            -             1
  Agricultural                                         1          2           6          -          1            3             2
  Lease financing                                      -          -           1          -          -            -             -
Foreign                                              (26)/a/      1           2          7          9          (25)/a/        33
---------------------------------------------------------------------------------------------------------------------------------
  Total credit losses                                213        212         216        247        252          425           525

CREDIT LOSS RECOVERIES
Domestic consumer:
  Residential first mortgages                          1          -           3          1          -            1             -
  Residential junior mortgages                         5          4           4          4          6            9            10
  Credit card                                         12         12          12         19         11           24            23
  Other consumer                                      19         19          19         26         21           38            42
Domestic commercial:
  Commercial and industrial                           16         32          19         34         21           48            41
  Loans secured by real estate                         4          3           8          6          7            7            11
  Construction and development loans
   secured by real estate                             14          8          18         22         18           22            42
  Financial institutions                               2          -          10          2          2            2             4
  Agricultural                                         1          2           2          2          2            3             4
  Lease financing                                      1          2           2          1          1            3             3
Foreign                                                8         53          83         24          9           61            17
---------------------------------------------------------------------------------------------------------------------------------
    Total credit loss recoveries                      83        135         180        141         98          218           197
---------------------------------------------------------------------------------------------------------------------------------
      Total net credit losses                        130         77          36        106        154          207           328

Provision for credit losses                          100        100         100        110        125          200           250
Allowance related to mergers and acquisitions/b/       -          3           -        241          -            3             -
Other net additions (deductions)                       -          9           1        (34)        (2)           9           (16)
---------------------------------------------------------------------------------------------------------------------------------
      BALANCE, END OF PERIOD                      $3,695     $3,725      $3,690     $3,625     $3,414       $3,695        $3,414
--------------------------------------------------===============================================================================
ANNUALIZED RATIO OF NET CREDIT LOSSES (RECOVERIES)
 TO AVERAGE LOAN OUTSTANDINGS
Domestic consumer:
  Residential first mortgages                       0.12%      0.16%       0.15%      0.16%      0.16%        0.14%         0.13%
  Residential junior mortgages                      0.42       0.38        0.46       0.41       0.56         0.40          0.63
  Credit card                                       4.41       3.84        4.11       4.05       4.82         4.13          4.95
  Other consumer                                    1.01       1.10        1.13       0.98       1.25         1.05          1.38
Domestic commercial:
  Commercial and industrial                         0.06      (0.20)      (0.14)     (0.40)     (0.05)       (0.06)        (0.12)
  Loans secured by real estate                      0.74       0.24       (0.04)      0.11       0.63         0.49          0.57
  Construction and development loans
   secured by real estate                          (0.36)      0.33       (0.86)      2.07      (0.62)       (0.01)        (0.37)
  Financial institutions                           (0.31)         -       (1.22)     (0.26)     (0.37)       (0.17)        (0.42)
  Agricultural                                         -          -        0.79      (0.37)     (0.14)       (0.10)        (0.24)
  Lease financing                                  (0.16)     (0.36)      (0.25)     (0.31)     (0.32)       (0.26)        (0.31)
    Total domestic                                  0.53       0.43        0.39       0.44       0.59         0.48          0.60
Foreign                                            (0.62)     (1.03)      (1.62)     (0.37)         -        (0.82)         0.19
  Total                                             0.36       0.22        0.10       0.32       0.50         0.29          0.54
RATIO OF ALLOWANCE TO LOANS AT QUARTER END          2.48       2.58        2.62       2.61       2.73         2.48          2.73
EARNINGS COVERAGE OF NET CREDIT LOSSES/c/           9.25X     14.96X      31.00X      9.82X      6.66X       11.37X         6.22X
---------------------------------------------------------------------------------------------------------------------------------

/a/  Represents an allocated transfer risk reserve adjustment.

/b/ Represents the addition of consummation date allowances for credit losses of Arbor National Holdings, Inc. in the first quarter of 1995, and Continental and Liberty Bank of $238 million and $3 million, respectively, in the third quarter of 1994.

/c/ Earnings coverage of net credit losses is calculated as income before income taxes plus the provision for credit losses as a multiple of net credit losses.

================================================================================

NONPERFORMING      Total nonaccrual assets decreased $118 million, or 6 percent,
ASSETS             between year-end 1994 and June 30, 1995. This decrease
                   reflected improvements in many segments of the credit portfolio, particularly in construction and development loans secured by real estate and foreign loans. These improvements were primarily due to full or partial payments on nonaccrual loans and the restoration of nonaccrual loans to accrual status. Decreases due to improvements in credit quality were partially offset by growth in nonaccrual domestic commercial and industrial loans, which reflected the placement of certain large corporate borrowers on nonaccrual status during the second quarter of 1995.

                   The improvement in BAC's credit quality during the first six months of 1995 was also reflected in BAC's nonperforming assets ratios. At June 30, 1995, the ratio of nonaccrual loans to total loans was 1.32 percent, down from 1.48 percent at December 31, 1994. In addition, the ratio of nonperforming assets (comprised of nonaccrual assets and other real estate owned) to total assets declined 14 basis points from year-end 1994 to 1.08 percent at June 30, 1995. Management believes that comparable rates of improvement in credit quality may not continue in the future.

                   Other real estate owned (OREO) was $485 million at June 30, 1995, down $70 million, or 13 percent, from $555 million at December 31, 1994. This decline was primarily attributable to OREO sales and net writedowns, partially offset by additions to OREO.

                   Effective January 1, 1995, BAC adopted SFAS No. 114. The adoption of SFAS No. 114 did not have a material effect on BAC's financial position or results of operations. Impaired loans amounted to $1,553 million at June 30, 1995 and were comprised of all nonaccrual loans except for domestic consumer nonaccrual loans, nonaccrual loans to foreign governments and official institutions, which were collectively valued for impairment, and nonaccrual lease financing loans, which were specifically excluded from the scope of SFAS No. 114. For more information on the adoption of this Statement, refer to Note 4 of the Notes to Consolidated Financial Statements on pages 7 and 8.

                   For further information concerning nonaccrual assets, refer to the tables below and on pages 37 and 38.

===============================================================================================================

ANALYSIS OF CHANGE IN NONACCRUAL ASSETS
---------------------------------------------------------------------------------------------------------------
                                                   1995                                      1994
                                          ----------------------         ---------------------------------------
                                           SECOND          FIRST          FOURTH          THIRD         SECOND
(IN MILLIONS)                             QUARTER        QUARTER         QUARTER        QUARTER        QUARTER
----------------------------------------------------------------------------------------------------------------
Balance, beginning of quarter              $1,935         $2,080          $2,084         $2,222         $2,498
Additions:
  Loans placed on nonaccrual status           333            175             362            200            269
  Acquired in the Continental merger            -              -               -            245              -
Deductions:
  Sales                                        (1)            (5)             (9)          (167)            (4)
  Restored to accrual status                  (86)           (92)           (107)          (145)          (169)
  Foreclosures                                (11)           (15)            (32)           (19)           (32)
  Charge-offs                                 (42)           (19)            (19)           (47)           (37)
  Other, primarily payments                  (166)          (189)           (199)          (205)          (303)
----------------------------------------------------------------------------------------------------------------
  BALANCE, END OF QUARTER                  $1,962         $1,935          $2,080         $2,084         $2,222
-------------------------------------------=====================================================================

==============================================================================================================================

NONACCRUAL ASSETS, RESTRUCTURED LOANS, AND LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
------------------------------------------------------------------------------------------------------------------------------
                                                        1995                                         1994
                                             ---------------------------          --------------------------------------------
(IN MILLIONS)                                JUNE 30            MARCH 31          DEC. 31           SEPT. 30           JUNE 30
------------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS
Domestic consumer loans:
  Residential first mortgages                 $  310              $  311           $  319             $  359            $  383
  Residential junior mortgages                    67                  65               56                 44                39
  Other consumer                                   4                  10                7                  5                 2
Domestic commercial loans:
  Commercial and industrial                      609                 429              453                352               236
  Loans secured by real estate                   336                 341              347                412               588
  Construction and development loans
   secured by real estate                        418                 549              647                672               724
  Financial institutions                           3                   4                3                 12                18
  Agricultural                                    32                  36               31                 45                44
  Lease financing                                  1                   1                1                 13                13
------------------------------------------------------------------------------------------------------------------------------
                                               1,780               1,746            1,864              1,914             2,047

Foreign loans:
  Commercial and industrial                      134                 133              157                 95                97
  Banks and other financial institutions          11                  19               22                 10                 8
  Governments and official institutions           27                  28               24                 17                17
  Other                                           10                   9               12                 30                46
------------------------------------------------------------------------------------------------------------------------------
                                                 182                 189              215                152               168
Other interest-bearing assets                      -                   -                1                 18                 7
------------------------------------------------------------------------------------------------------------------------------
                                              $1,962/a/           $1,935/a/        $2,080/a/          $2,084/a/         $2,222/a/
----------------------------------------------================================================================================

RESTRUCTURED LOANS
Domestic commercial:
  Commercial and industrial                   $   72              $   73           $   71             $   79            $   86
  Loans secured by real estate                    16                  13               15                 11                13
  Construction and development loans
   secured by real estate                          1                   9                2                  2                 2
  Agricultural                                     9                  13                7                  1                 1
  Lease financing                                  -                   -                -                  1                 1
------------------------------------------------------------------------------------------------------------------------------
                                                  98                 108               95                 94               103
Foreign/b/                                         1                   1                2                 36                36
------------------------------------------------------------------------------------------------------------------------------
                                              $   99              $  109           $   97             $  130            $  139
----------------------------------------------================================================================================

LOANS PAST DUE 90 DAYS OR MORE AND STILL
 ACCRUING INTEREST
Domestic consumer:
  Residential first mortgages                 $  172              $  142           $  133             $   91            $  108
  Residential junior mortgages                     7                  10               23                 21                23
  Other consumer                                 142                 137              136                126               129
Domestic commercial:
  Commercial and industrial                       65                  15               25                 76                19
  Loans secured by real estate                    19                  20               54                 70               122
  Construction and development loans
   secured by real estate                         33                  35               38                 34                96
  Financial institutions                          19                   -               16                  -                 -
  Agricultural                                     1                   -                8                  -                 -
  Lease financing                                  -                   -                1                  -                 -
------------------------------------------------------------------------------------------------------------------------------
                                                 458                 359              434                418               497
Foreign                                            1                  10                2                  2                 1
------------------------------------------------------------------------------------------------------------------------------
                                              $  459              $  369           $  436             $  420            $  498
----------------------------------------------================================================================================

/a/ Excludes certain nonaccrual debt-restructuring par bonds and other instruments that were included in available-for-sale and held-to-maturity securities of $296 million at June 30, 1995, $367 million at March 31, 1995, $441 million at December 31, 1994, $393 million at September 30, 1994, and $367 million at June 30, 1994. Also excludes certain other nonaccrual loans and other instruments issued by various governments of $3 million at June 30, 1995, $3 million at March 31, 1995, $8 million at December 31, 1994, and $44 million at September 30, 1994 and June 30, 1994 that were included in other assets at the lower of cost or fair value.

/b/ Excludes debt restructurings with countries that have experienced liquidity problems of $2.1 billion at June 30, 1995, $1.8 billion at March 31, 1995 and December 31, 1994, and $1.9 billion at September 30, 1994 and June 30, 1994. The majority of these instruments were classified as either available-for-sale or held-to-maturity securities.

================================================================================

INTEREST INCOME FOREGONE ON NONACCRUAL ASSETS
--------------------------------------------------------------------------------
                                                                SIX MONTHS ENDED
(IN MILLIONS)                                                      JUNE 30, 1995
--------------------------------------------------------------------------------
DOMESTIC
Interest income that would have been recognized had the assets
  performed in accordance with their original terms                         $162
Less: Interest income included in the results of operations                   45
--------------------------------------------------------------------------------
  Domestic interest income foregone                                          117

FOREIGN
Interest income that would have been recognized had the assets
  performed in accordance with their original terms                           12
Less: Interest income included in the results of operations                    9
--------------------------------------------------------------------------------
  Foreign interest income foregone                                             3
--------------------------------------------------------------------------------
                                                                            $120
----------------------------------------------------------------------------====

===================================================================================================================================

CASH INTEREST PAYMENTS ON NONACCRUAL ASSETS BY LOAN TYPE/a/
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                        SIX MONTHS ENDED
                                                                                                          JUNE 30, 1995
                                                                                               ------------------------------------
                                                     JUNE 30, 1995                                             CASH INTEREST
                             ---------------------------------------------------------------                  PAYMENTS APPLIED
                                                         CUMULATIVE                BOOK AS A     AVERAGE  -------------------------
                             CONTRACTUAL                   INTEREST  NONACCRUAL   PERCENTAGE  NONACCRUAL        AS
                               PRINCIPAL   CUMULATIVE       APPLIED        BOOK           OF        BOOK  INTEREST
(DOLLAR AMOUNTS IN MILLIONS)     BALANCE  CHARGE-OFFS  TO PRINCIPAL     BALANCE  CONTRACTUAL     BALANCE    INCOME  OTHER/b/  TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages     $  312       $    1          $  1      $  310           99%     $  317       $ 4    $ -       $ 4
  Residential junior mortgages        70            3             -          67           96          62         2      -         2
  Other consumer                      21           13             4           4           19           6         -      -         -

Commercial:
  Commercial and industrial        1,210          476           125         609           50         470        11     19        30
  Loans secured by real estate       536          166            34         336           63         339        12     10        22
  Construction and development
   loans secured by real estate      812          346            48         418           51         567        14      9        23
  Financial institutions              13            7             3           3           23           3         -      -         -
  Agricultural                        57           18             7          32           56          35         2      1         3
  Lease financing                      1            -             -           1          100           1         -      -         -
-----------------------------------------------------------------------------------------------------------------------------------
                                   3,032        1,030           222       1,780           59       1,800        45     39        84
FOREIGN
Commercial and industrial            260          104            22         134           52         140         8      4        12
Banks and other financial
 institutions                         21            6             4          11           52          17         -      1         1
Governments and official
 institutions                         58           30             1          27           47          27         1      -         1
Other                                 36           24             2          10           28          10         -      -         -
-----------------------------------------------------------------------------------------------------------------------------------
                                     375          164            29         182           49         194         9      5        14
-----------------------------------------------------------------------------------------------------------------------------------
                                  $3,407       $1,194          $251      $1,962           58%     $1,994       $54    $44       $98
----------------------------------=================================================================================================
 CASH YIELD ON AVERAGE TOTAL NONACCRUAL BOOK BALANCE                                                                           9.91%

-----------------------------------------------------------------------------------------------------------------------------------

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

                   BAC also acts as an end-user by employing foreign exchange and derivatives contracts in connection with its own asset and liability management through hedging activities. More specifically, BAC primarily uses interest rates derivatives instruments to manage the interest rate risk associated with its assets and liabilities, including residential loans, long-term debt, and deposits.

                   Similar to on-balance-sheet financial instruments such as loans and investment securities, off-balance-sheet financial instruments are subject to various types of risks. These risks include credit risk (the risk that a loss may occur from the failure of a customer to perform according to the terms of the contract), market risk (the sensitivity of future earning to price or rate changes), liquidity risk (the risk of BAC being unable to meet its funding requirements or execute a transaction at a reasonable price), and operational risk (the risk that inadequate internal controls, procedures, human error, system failure, or fraud can result in unexpected losses). For a detailed discussion of these risks and how they are managed, refer to pages 28, 30, and 39-43 of BAC's 1994 Annual Report to Shareholders.

                   For additional information concerning foreign exchange and derivatives contracts, including their respective notional, credit risk, credit exposure, and fair value amounts, refer to Note 10 of the Notes to Consolidated Financial Statements on pages 10-14.

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

                   BAC measures and manages interest rate risk by type of risk. To minimize exposures to declines in economic value due to gap risk, BAC's policy is that assets and liabilities must have approximately equal total duration. An internally developed methodology is used to translate each rate maturity mismatch or gap into a one-year position that would have the same estimated risk content. For example, a six-month mismatch of $200 million is treated as having approximately the same risk content as a $100 million one-year mismatch. As shown in the following graph, BAC's net one-year position has been essentially balanced throughout the last four years.

Net Interest Rate Risk Position (plot point graph in non-EDGAR version)

(in billions of dollars)            12/31/91    12/31/92    12/31/93    12/31/94    6/30/95
Net Interest Rate Risk Position     $  (8.1)    $  (6.9)    $    1.0    $  (2.8)   $  (4.9)


                   Graph indicates the composite long(+) or short(-) position measured across the entire maturity mismatch profile and expressed as one-year mismatch position bearing the same aggregate level of risk.

                   Gap mismatches result from timing differences in the repricing or maturing of assets, liabilities, and off-balance-sheet financial instruments. Expected interest rate sensitivity of individual categories of U.S. dollar-denominated assets and liabilities as of June 30, 1995 is shown in the table on page 41.

================================================================================

U.S. DOLLAR DENOMINATED INTEREST RATE SENSITIVITY BY REPRICING OR MATURITY DATES
--------------------------------------------------------------------------------

                                                                                    JUNE 30, 1995
                                                  ---------------------------------------------------------------------------------
                                                                                                                    OVER
(DOLLAR AMOUNTS IN MILLIONS)                      0-6 MONTHS   (LESS THAN)6-12 MONTHS   (LESS THAN)1-5 YEARS     5 YEARS      TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC ASSETS
Interest-bearing deposits in banks                  $     63                 $      -               $      -    $      -  $      63
Federal funds sold and securities
  purchased under resale agreements                    2,495                        -                      -           -      2,495
Trading account securities                             1,319                        -                      -           -      1,319
Loans:
  Prime indexed                                       18,005                        -                      -           -     18,005
  Adjustable rate residential first mortgages         10,844                    6,603                  5,938       6,486     29,871
  Other loans, net                                    45,180                    4,862                 15,714       8,439     74,195
Other assets                                          13,550                      841                 11,833       9,045     35,269
-----------------------------------------------------------------------------------------------------------------------------------
    Domestic Assets                                   91,456                   12,306                 33,485      23,970    161,217
-----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic deposits                                    (59,621)                 (16,042)               (21,423)    (18,608)  (115,694)

Other short-term borrowings                           (7,375)                    (202)                     -           -     (7,577)

Long-term debt and subordinated capital notes         (7,907)                    (693)                (2,027)     (5,406)   (16,033)

Other liabilities and stockholders' equity           (10,676)                    (584)                (9,136)    (14,475)   (34,871)

-----------------------------------------------------------------------------------------------------------------------------------
    Domestic Liabilities and Stockholders' Equity    (85,579)                 (17,521)               (32,586)    (38,489)  (174,175)

OFFSHORE FUNDING BOOKS, NET                           (2,209)                     393                    319       1,497          -
-----------------------------------------------------------------------------------------------------------------------------------
    Core Gap Before Risk Management Positions          3,668                   (4,822)                 1,218     (13,022)   (12,958)

-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE RISK MANAGEMENT POSITIONS
-----------------------------------------------------------------------------------------------------------------------------------
Investment securities/a/                               1,661                    1,027                  5,167       5,103     12,958
Off-balance-sheet financial instruments/b/           (14,842)                   8,396                 (1,081)      7,527          -

-----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Rate Risk Management Positions    (13,181)                   9,423                  4,086      12,630     12,958
-----------------------------------------------------------------------------------------------------------------------------------
    Net Gap                                           (9,513)                   4,601                  5,304        (392)         -
-----------------------------------------------------------------------------------------------------------------------------------
         Cumulative Gap                             $ (9,513)                $ (4,912)              $    392    $      -   $      -
-----------------------------------------------------------------------------------------------------------------------------------

/a/ Available-for-sale and held-to-maturity securities.

/b/ Represents the repricing effect of off-balance-sheet positions, which include interest rate swaps, futures contracts, and similar agreements.


                   At June 30, 1995, BAC had a "core" imbalance before risk management positions, as liabilities and equity exceeded assets by $13 billion. BAC's risk management activities eliminated this imbalance while reducing gaps in individual repricing periods. Investment securities and "receive fixed" swaps essentially neutralized core gaps beyond one year.

FUNDING AND CAPITAL
================================================================================

LIQUIDITY          Liquid assets consist of cash and due from banks, interest-
REVIEW             bearing deposits in banks, federal funds sold, securities
                   purchased under resale agreements, trading account assets, and available-for-sale securities. At June 30, 1995, liquid assets totaled $42.9 billion, essentially unchanged from the amount reported at year-end 1994.

--------------------------------------------------------------------------------

CAPITAL            At June 30, 1995, total stockholders' equity was $19.6
MANAGEMENT         billion, up from $18.9 billion at December 31, 1994. Of this increase, $0.8 billion was due to year-to-date 1995 earnings net of preferred and common stock dividends.

                   Common equity increased $0.5 billion primarily due to 2.9 million shares issued in connection with the acquisition of Arbor National Holdings, Inc. (Arbor) during the first quarter of 1995 and 5.4 million shares issued in connection with the conversion of 99 percent of BAC's 6 1/2% Cumulative Convertible Preferred Stock, Series G to common stock during the second quarter of 1995. These increases in common equity were partially offset by the common stock repurchases discussed below.

                   In connection with its previously announced stock repurchase program, BankAmerica Corporation repurchased 4.0 million shares of its common stock during the second quarter of 1995 at an average per-share price of $52.41. These shares were repurchased on the open market over 30 trading days and represented approximately 11 percent of the total volume of BAC common stock traded on those days. Year-to-date repurchases in accordance with this plan totaled 9.6 million shares at an average per-share price of $49.45. For additional information regarding the stock repurchase plan, refer to Note 6 of the Notes to Consolidated Financial Statements on pages 8 and 9.

                   Preferred stock declined $345 million due to the conversion and redemption of the Series G shares described above and the redemption of BAC's Adjustable Rate Preferred Stock, Series
                   1. For additional information regarding these preferred stock transactions, refer to Note 7 of the Notes to Consolidated Financial Statements on page 9. Also, during the first six months of 1995, net unrealized losses on available-for-sale securities decreased $257 million, net of income taxes, due to valuation adjustments.

================================================================================

RISK-BASED CAPITAL, RISK WEIGHTED ASSETS, AND RISK-BASED CAPITAL RATIOS
--------------------------------------------------------------------------------

                                                                    1995                                1994
                                                            ----------------------      ------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)/a/                              JUNE 30      MARCH 31       DEC. 31      SEPT. 30       JUNE 30
----------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL
Common stockholders' equity                                 $ 16,966      $ 16,433      $ 16,149      $ 15,763      $ 14,324
Perpetual preferred stock                                      2,723         3,068         3,068         3,368         2,979
Less: Goodwill, nongrandfathered core deposit and
  other identifiable intangibles, and other deductions/b/     (5,409)       (5,550)       (5,559)       (5,701)       (5,142)
----------------------------------------------------------------------------------------------------------------------------
  Tier 1 capital                                              14,280        13,951        13,658        13,430        12,161

Eligible portion of the allowance for credit losses            2,506         2,399         2,366         2,355         2,046
Hybrid capital instruments                                       264           336           336           337           478
Subordinated notes and debentures                              5,717         5,724         5,707         5,558         4,946
Less:  Other deductions                                         (142)         (145)         (114)         (104)          (91)
----------------------------------------------------------------------------------------------------------------------------
  Tier 2 capital                                               8,345         8,314         8,295         8,146         7,379
----------------------------------------------------------------------------------------------------------------------------
       TOTAL RISK-BASED CAPITAL                             $ 22,625      $ 22,265      $ 21,953      $ 21,576      $ 19,540
------------------------------------------------------------================================================================
RISK WEIGHTED ASSETS                                        $199,049      $190,402      $187,810      $186,958      $162,216
------------------------------------------------------------================================================================
RISK-BASED CAPITAL RATIOS
Tier 1 capital                                                  7.17%         7.33%         7.27%         7.18%         7.50%
Tier 2 capital                                                  4.20          4.36          4.42          4.36          4.55
----------------------------------------------------------------------------------------------------------------------------
       TOTAL RISK-BASED CAPITAL RATIO                          11.37%        11.69%        11.69%        11.54%        12.05%
------------------------------------------------------------================================================================

TIER 1 LEVERAGE RATIO                                           6.68%         6.84%         6.74%         6.59%/c/      6.50%
----------------------------------------------------------------------------------------------------------------------------

/a/ The Federal Reserve has issued final capital regulations on the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which became effective April 1, 1995. All periods presented reflect these new regulations.

/b/ Includes nongrandfathered CDI and other identifiable intangibles acquired after February 19, 1992 of $897 million and $93 million, respectively, at June 30, 1995, $915 million and $97 million, respectively, at March 31, 1995, $937 million and $100 million, respectively, at December 31, 1994, $953 million and $110 million, respectively, at September 30, 1994, and $965 million and $63 million, respectively, at June 30, 1994. Also includes $24 million, $122 million, $111 million, $140 million, and $138 million at June 30, 1995, March 31, 1995, December 31, 1994, September 30, 1994, and June
    30, 1994, respectively, of the excess of the net book value over 90 percent of the fair value of purchased mortgage servicing rights and credit card intangibles.

/c/ The leverage ratio is based on period-end total assets rather than average total assets as this ratio is more indicative of future leverage ratios. The ratio using Tier 1 capital based on average total assets was 6.96% at September 30, 1994.


                   BAC's risk-based capital ratios continued to exceed the regulatory guidelines for well-capitalized status. BAC's total and Tier 1 risk-based capital ratios decreased 32 basis points and 10 basis points, respectively, between December 31, 1994 and June 30, 1995. These declines primarily resulted from growth in total risk weighted assets, in particular, loans and off-balance-sheet credit-related commitments, between year-end 1994 and June 30, 1995. BAC's Tier 1 leverage ratio was 6.68 percent at June 30, 1995, compared with 6.74 percent at December 31, 1994.

Other Information
================================================================================

ITEM 4.            Set forth below is information concerning each matter
SUBMISSION OF      submitted to a vote at the Parent's Annual Meeting of
MATTERS TO A       Shareholders on May 25, 1995 ("Annual Meeting"):
VOTE OF SECURITY
HOLDERS            Directors: Each of the following persons was elected as a
                   ---------
                   director of the Parent, to hold office until the 1996 Annual
                   Meeting of Shareholders or until earlier retirement, resignation or removal.

                                                         Number of Votes
                                                         ---------------
                   Director's Name                     For            Against
                   ---------------                 -----------       ---------
                   Joseph F. Alibrandi             301,947,876       1,418,649
                   Jill E. Barad                   301,947,157       1,419,368
                   Peter B. Bedford                301,963,121       1,403,404
                   Andrew F. Brimmer               301,728,360       1,638,165
                   Richard A. Clarke               301,011,029       2,355,496
                   Lewis W. Coleman                301,987,508       1,379,017
                   Timm F. Crull                   301,922,368       1,444,157
                   Kathleen Feldstein              301,952,398       1,414,127
                   Donald E. Guinn                 301,996,231       1,370,294
                   Philip M. Hawley                301,588,756       1,777,769
                   Frank L. Hope, Jr.              301,905,470       1,461,055
                   Ignacio E. Lozano, Jr.          301,771,768       1,594,757
                   Walter E. Massey                301,727,091       1,639,434
                   John M. Richman                 301,919,838       1,446,687
                   Richard M. Rosenberg            301,925,608       1,440,917
                   A. Michael Spence               301,733,718       1,632,807

                   Auditors: The shareholders ratified the appointment of Ernst
                   --------
                   & Young LLP as independent auditors.

                                                                     Number of Votes
                                                                     ---------------
                                                                                                 Broker
                                                       For            Against    Abstentions   Nonvotes
                                                   -----------        -------    -----------   --------
                   Ernst & Young LLP as
                   Independent Auditors            301,675,436        866,322        824,767          -

                   1992 Management Stock Plan: The shareholders of the Parent
                   --------------------------
                   approved two amendments to the 1992 Management Stock Plan to increase the number of shares of BAC common stock available for issuance under the plan and to limit the number of options and stock appreciation rights awardable to any plan participant.


                                                        Number of Votes
                                                        ---------------
                                                                                   Broker
                                              For       Against    Abstentions   Nonvotes
                                          -----------  ----------  -----------  ----------
                   Amendments to the
                   1992 Management
                   Stock Plan             179,258,182   83,202,584   6,987,027  33,918,732

================================================================================

                 Shareholder Proposals: The shareholders of the Parent did not
                 ---------------------
                 approve any of the three shareholder proposals presented at the Annual Meeting.

                                                        Number of Votes
                                                        ---------------
                                                                                   Broker
                   Shareholder Proposals      For       Against    Abstentions   Nonvotes
                   ---------------------  -----------  ----------  -----------  ----------
                   Director Compensation   19,824,092  243,450,756   6,172,945  33,918,732
                   Reincorporation of BAC
                   from Delaware to
                   California              45,554,346  218,069,279   5,824,168  33,918,732
                   Preferred Share
                   Purchase Rights Plan   130,690,373  133,265,533   5,491,887  33,918,732

--------------------------------------------------------------------------------

ITEM 5.            On August 7, 1995, the Board of Directors of BAC appointed
OTHER              Vice Chairman David A. Coulter to succeed Richard M.
INFORMATION        Rosenberg as President and Chief Executive Officer of BAC and
                   of its principal subsidiary, Bank of America National Trust and Savings Association. Mr. Coulter's appointment as
                   President took effect immediately; his appointment as Chief
                   Executive Officer is effective January 1, 1996. Mr. Rosenberg will continue to serve as Chairman of the Board into the second quarter of 1996. Most recently, Mr. Coulter has been the head of the U.S. Corporate and International Banking
                   Groups, which provide credit, trade finance, cash management, investment banking and capital-raising services, capital markets products, and financial advisory services to large domestic and foreign institutions.

--------------------------------------------------------------------------------


ITEM 6.            (a) Exhibits:
EXHIBITS AND
REPORTS ON         Exhibit
FORM 8-K           Number        Exhibit
                   -------       -------
                   3.b.          BankAmerica Corporation By-laws, as amended

                   10 1992 Management Stock Plan amendments to increase the number of shares of BAC Common
                                 Stock in the plan and to limit the number of options and stock appreciation rights awardable*

                   27            Financial Data Schedule

                   -------------------------------------------------------------

                   *Management contract or compensatory plan, contract, or arrangement.

                   (b)  Reports on Form 8-K:

                   During the second quarter of 1995, the Parent filed a report on Form 8-K dated April 19, 1995. The April 19, 1995 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica First Quarter Earnings." After the second quarter of 1995, the Parent filed a report on Form 8-K dated July 19, 1995. The July 19, 1995 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Second Quarter Earnings."

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


                                    BANKAMERICA CORPORATION
                                    Registrant

                                    By Principal Financial Officer and
                                    Duly Authorized Signatory:


                                    /s/ LEWIS W. COLEMAN
                                    -----------------------------------------
                                    Lewis W. Coleman
                                    Vice Chairman of the Board and
                                    Chief Financial Officer
                                    August 10, 1995



                                    By Principal Accounting Officer and
                                    Duly Authorized Signatory:



                                    /s/ JAMES H. WILLIAMS
                                    -----------------------------------------
                                    James H. Williams
                                    Executive Vice President and
                                    Chief Accounting Officer
                                    August 10, 1995

[BANKAMERICA CORPORATION
LOGO APPEARS HERE]

BankAmerica

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

Corporate Public Relations #3124
Bank of America
P.O. Box 37000
San Francisco, CA 94137



                                            [Recycled            Recycled
                                             Paper Logo          Paper
                                             Appears Here]

NL-9 8/95

                            GRAPHICS APPENDIX INDEX



BankAmerica Corporation
Second Quarter 1995 10-Q
page reference                     Description of omitted graphic
------------------------           ------------------------------
       40                          Net Interest Rate Risk
                                    Position
                                   (Plot point graph in non-EDGAR
                                    version)


                                 EXHIBIT INDEX


  Exhibit
  Reference         Description
  ---------         -----------
     3.b.           BankAmerica Corporation By-laws, as amended

     10 1992 Management Stock Plan amendments to increase the number of shares of BAC Common Stock in the plan and to limit the number of options and stock appreciation rights awardable*

     27             Financial Data Schedule
--------------------------------------------------------------------------------

                    *Management contract or compensatory plan, contract, or
                     arrangement.