Form 10-Q
period 1995-09-30
BANKAMERICA CORP
filed 1995-11-09
CIK 9672

                         BANKAMERICA CORPORATION ANALYTICAL REVIEW AND FORM 10-Q


                  [BANKAMERICA CORPORATION LOGO APPEARS HERE]

                                                                            1995
                                                                     3rd Quarter

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1995

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

    Common Stock, $1.5625 par value ------ 369,997,722 shares outstanding on
                              September 30, 1995.*

             *In addition, 13,956,896 shares were held in treasury.

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

CONTENTS


============================================================================================
PART I              Item 1.
FINANCIAL           Financial Statements:
INFORMATION           Consolidated Statement of Operations...........................      2
                      Consolidated Balance Sheet.....................................      3
                      Consolidated Statement of Cash Flows...........................      4
                      Consolidated Statement of Changes in Stockholders' Equity......      5
                      Notes to Consolidated Financial Statements.....................      6

                    Item 2.
                    Management's Discussion and Analysis:
                      Highlights.....................................................     16
                      Business Sectors...............................................     18
                      Results of Operations:
                        Net Interest Income..........................................     21
                        Noninterest Income...........................................     24
                        Noninterest Expense..........................................     25
                        Income Taxes.................................................     26
                      Balance Sheet Review...........................................     27
                      Credit Risk Management:
                        Loan Portfolio Management....................................     29
                          Domestic Consumer Loans....................................     30
                          Domestic Commercial Loans..................................     31
                          Foreign Loans..............................................     32
                        Emerging Market Exposure.....................................     32
                        Allowance for Credit Losses..................................     34
                        Nonperforming Assets.........................................     36
                      Foreign Exchange and Derivatives Contracts.....................     39
                      Interest Rate Risk Management..................................     40
                      Funding and Capital:
                        Liquidity Review.............................................     42
                        Capital Management...........................................     42

--------------------------------------------------------------------------------------------

PART II             Item 6.
OTHER INFORMATION   Exhibits and Reports on Form 8-K.................................     44

                    Signatures.......................................................     45
============================================================================================

FINANCIAL STATEMENTS

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

==============================================================================================================================

                                                                     1995                     1994           NINE MONTHS ENDED
                                                         ---------------------------   -----------------        SEPTEMBER 30
                                                           THIRD    SECOND     FIRST    FOURTH     THIRD     -----------------
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)      QUARTER   QUARTER   QUARTER   QUARTER   QUARTER       1995       1994
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                     $3,244    $3,172    $3,004    $2,796    $2,510     $9,420     $7,010
Interest-bearing deposits in banks                           115       120       112       108        87        347        217
Federal funds sold                                            10         9         8        11        16         27         44
Securities purchased under resale agreements                 160       176       135       106        84        471        245
Trading account assets                                       189       189       163       124       116        541        349
Available-for-sale and held-to-maturity securities           326       323       314       334       340        963      1,040
------------------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST INCOME                                    4,044     3,989     3,736     3,479     3,153     11,769      8,905

INTEREST EXPENSE
Deposits                                                   1,262     1,240     1,114     1,019       868      3,616      2,318
Federal funds purchased                                       27        30        39        15         6         96         12
Securities sold under repurchase agreements                  154       150       130        93        82        434        258
Other short-term borrowings                                  162       168       132        84        71        462        191
Long-term debt                                               272       266       264       245       211        802        565
Subordinated capital notes                                    11        12        11        11        11         34         31
------------------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                   1,888     1,866     1,690     1,467     1,249      5,444      3,375
------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                      2,156     2,123     2,046     2,012     1,904      6,325      5,530
PROVISION FOR CREDIT LOSSES                                  110       100       100       100       110        310        360
------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES    2,046     2,023     1,946     1,912     1,794      6,015      5,170

NONINTEREST INCOME
Deposit account fees                                         329       323       317       316       301        969        885
Credit card fees                                              82        74        75        87        83        231        244
Trust fees                                                    72        78        78        83        69        228        202
Other fees and commissions                                   323       342       300       304       279        965        807
Trading income                                               132       151       129        54       120        412        303
Net gain (loss) on available-for-sale securities              17         9         1        (1)       (2)        27         25
Net gain on sales of assets                                   27        14         1        28        33         42         98
Venture capital activities                                    54       103        87        40        33        244         96
Other income                                                 121        44       105       137       156        270        427
------------------------------------------------------------------------------------------------------------------------------
  TOTAL NONINTEREST INCOME                                 1,157     1,138     1,093     1,048     1,072      3,388      3,087

NONINTEREST EXPENSE
Salaries                                                     839       842       809       785       741      2,490      2,151
Employee benefits                                            195       183       193       179       186        571        524
Occupancy                                                    185       182       173       187       171        540        503
Equipment                                                    170       165       159       160       145        494        429
Amortization of intangibles                                  110       110       109       107       100        329        304
Communications                                                89        91        86        86        79        266        237
Professional services                                         78        76        69        60        54        223        165
Regulatory fees and related expenses                           7        74        72        76        72        153        214
Other expense                                                320       330       319       326       387        969      1,007
------------------------------------------------------------------------------------------------------------------------------
  TOTAL NONINTEREST EXPENSE                                1,993     2,053     1,989     1,966     1,935      6,035      5,534
------------------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE INCOME TAXES                               1,210     1,108     1,050       994       931      3,368      2,723
PROVISION FOR INCOME TAXES                                   506       463       439       403       384      1,408      1,138
------------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                            $  704    $  645    $  611    $  591    $  547     $1,960     $1,585
----------------------------------------------------------====================================================================

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE           $ 1.72    $ 1.56    $ 1.46    $ 1.41    $ 1.36     $ 4.75     $ 3.95
EARNINGS PER COMMON SHARE -- ASSUMING FULL DILUTION         1.72      1.55      1.45      1.40      1.35       4.72       3.93
DIVIDENDS DECLARED PER COMMON SHARE                         0.46      0.46      0.46      0.40      0.40       1.38       1.20
==============================================================================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

======================================================================================================================
                                                                       1995                              1994
                                                      ------------------------------------      ----------------------
(IN MILLIONS)                                         SEPT. 30       JUNE 30      MARCH 31       DEC. 31      SEPT. 30
----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                               $ 12,532      $ 12,656      $ 12,404      $ 13,578      $ 12,493
Interest-bearing deposits in banks                       5,832         5,620         6,122         6,371         4,884
Federal funds sold                                         229           467           793           640           570
Securities purchased under resale agreements             6,811         6,131         5,969         5,259         4,474
Trading account assets                                   9,883         8,133         7,941         6,941         7,103
Available-for-sale securities                            9,979         9,868         9,268         9,849        11,166
Held-to-maturity securities                              6,927         7,186         7,335         8,167         8,700

Loans                                                  151,212       148,766       144,159       140,912       138,691
Less: Allowance for credit losses                        3,655         3,695         3,725         3,690         3,625
----------------------------------------------------------------------------------------------------------------------
  Net loans                                            147,557       145,071       140,434       137,222       135,066

Customers' acceptance liability                          2,268         2,076         1,977         1,069           833
Accrued interest receivable                              1,448         1,335         1,371         1,449         1,221
Goodwill, net                                            4,263         4,303         4,323         4,296         4,394
Identifiable intangibles, net                            2,134         2,172         2,176         2,149         2,213
Unrealized gains on off-balance-sheet instruments        8,843         9,323        11,577         6,267         7,783
Premises and equipment, net                              4,011         4,009         3,973         3,955         3,935
Other assets                                             7,209         8,249         7,525         8,263         9,395
----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                    $229,926      $226,599      $223,188      $215,475      $214,230
------------------------------------------------------================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest-bearing                                    $ 84,345      $ 85,573      $ 87,140      $ 90,374      $ 91,872
  Noninterest-bearing                                   34,231        34,458        32,712        34,956        33,006
Deposits in foreign offices:
  Interest-bearing                                      35,525        33,985        30,718        27,454        25,981
  Noninterest-bearing                                    1,536         1,764         1,698         1,610         1,807
----------------------------------------------------------------------------------------------------------------------
    Total deposits                                     155,637       155,780       152,268       154,394       152,666
Federal funds purchased                                  3,110         2,274         2,174         3,283         1,690
Securities sold under repurchase agreements              7,187         5,833         6,570         5,505         5,278
Other short-term borrowings                             10,289         9,730         8,500         5,053         5,796
Acceptances outstanding                                  2,268         2,076         1,977         1,069           833
Accrued interest payable                                   811           706           739           831           719
Unrealized losses on off-balance-sheet instruments       9,547         9,939        11,848         6,571         8,007
Other liabilities                                        5,334         4,563         4,435         4,450         5,202
Long-term debt                                          15,277        15,473        14,846        14,823        14,504
Subordinated capital notes                                 605           605           605           605           605
----------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                  210,065       206,979       203,962       196,584       195,300

STOCKHOLDERS' EQUITY
Preferred stock                                          2,623         2,723         3,068         3,068         3,368
Common stock                                               600           598           587           581           580
Additional paid-in capital                               8,271         8,213         7,912         7,743         7,732
Retained earnings                                        9,133         8,663         8,230         7,854         7,480
Net unrealized loss on available-for-sale securities       (51)          (69)         (275)         (326)         (201)
Common stock in treasury, at cost                         (715)         (508)         (296)          (29)          (29)
----------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                          19,861        19,620        19,226        18,891        18,930
----------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $229,926      $226,599      $223,188      $215,475      $214,230
------------------------------------------------------================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

===========================================================================================================================
                                                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                                                             ------------------------------
(IN MILLIONS)                                                                                    1995                  1994
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $  1,960              $  1,585
Adjustments to net income to arrive at net cash provided by operating activities:
  Provision for credit losses                                                                     310                   360
  Net gain on sales of assets                                                                     (42)                  (98)
  Net amortization of loan fees and discounts                                                     (80)                  (31)
  Depreciation and amortization of premises and equipment                                         408                   361
  Amortization of intangibles                                                                     329                   304
  Provision for deferred income taxes                                                             187                   405
  Change in assets and liabilities net of effects from acquisitions and pending dispositions:
     (Increase) decrease in accrued interest receivable                                             1                   (97)
     Increase (decrease) in accrued interest payable                                              (20)                  214
     Increase in trading account assets                                                        (2,934)                 (197)
     Increase in current income taxes payable                                                     287                   268
  Deferred fees received from lending activities                                                  101                    69
  Other, net                                                                                      464                  (820)
---------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                                     971                 2,323

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
  Sales proceeds                                                                                2,094                 2,357
  Maturities, prepayments, and calls                                                            4,086                 4,487
  Purchases                                                                                    (5,644)               (4,329)
Activity in held-to-maturity securities:
  Maturities, prepayments, and calls                                                            2,080                 2,122
  Purchases                                                                                      (691)               (1,234)
Proceeds from sales of loans                                                                    1,281                 1,122
Purchases of loans                                                                               (970)                 (549)
Purchases of premises and equipment                                                              (501)                 (460)
Proceeds from sales of other real estate owned                                                    392                   442
Net cash provided (used) by:
  Loan originations and principal collections                                                 (10,093)               (4,805)
  Interest-bearing deposits in banks                                                              400                (1,054)
  Federal funds sold                                                                              411                 2,011
  Securities purchased under resale agreements                                                 (1,552)                 (323)
Cash used by acquisitions                                                                          (2)               (1,062)
Cash provided by acquisitions                                                                       2                 1,762
Proceeds from liquidations of assets identified for disposition                                    30                   254
Other, net                                                                                         49                  (186)
---------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities                                           (8,628)                  555

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                        2,563                 2,067
Principal payments and retirements of long-term debt and subordinated capital notes            (2,077)               (2,312)
Proceeds from issuance of common stock                                                            117                    46
Preferred stock repurchased                                                                      (206)                   --
Treasury stock purchased                                                                         (704)                 (503)
Common stock dividends                                                                           (515)                 (422)
Preferred stock dividends                                                                        (174)                 (181)
Net cash provided (used) by:
  Deposits                                                                                      1,242                (1,130)
  Federal funds purchased                                                                        (173)                1,084
  Securities sold under repurchase agreements                                                   1,682                   529
  Other short-term borrowings                                                                   4,944                   106
Other, net                                                                                        (94)                 (166)
---------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                                            6,605                  (882)
Effect of exchange rate changes on cash and due from banks                                          6                    15
---------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and due from banks                                       (1,046)                2,011
Cash and due from banks at beginning of period                                                 13,578                10,482
---------------------------------------------------------------------------------------------------------------------------
        CASH AND DUE FROM BANKS AT END OF PERIOD                                             $ 12,532              $ 12,493
---------------------------------------------------------------------------------------------==============================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

================================================================================================================
                                                                       1995                          1994
                                                         -------------------------------     -------------------
                                                           THIRD      SECOND       FIRST      FOURTH       THIRD
(IN MILLIONS)                                            QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
----------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                            $ 2,723     $ 3,068     $ 3,068     $ 3,368     $ 2,979
Preferred stock issued                                         -           -           -           -         389
Preferred stock repurchased                                 (100)        (97)          -        (300)          -
Convertible preferred stock converted to common stock          -        (248)          -           -           -
----------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                  2,623       2,723       3,068       3,068       3,368

COMMON STOCK
Balance, beginning of quarter                                598         587         581         580         561
Common stock issued                                            2          11           6           1          19
----------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                    600         598         587         581         580

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                              8,213       7,912       7,743       7,732       7,150
Common stock issued                                           67         301         169          35         556
Preferred stock issued                                         -           -           -           -          26
Preferred stock repurchased                                   (9)          -           -         (24)          -
----------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                  8,271       8,213       7,912       7,743       7,732

RETAINED EARNINGS
Balance, beginning of quarter                              8,663       8,230       7,854       7,480       7,131
Net income                                                   704         645         611         591         547
Common stock dividends                                      (171)       (172)       (172)       (149)       (140)
Preferred stock dividends                                    (56)        (56)        (62)        (67)        (60)
Foreign currency translation adjustments,
  net of related income taxes                                 (7)         16          (1)         (1)          2
----------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                  9,133       8,663       8,230       7,854       7,480

NET UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES
Balance, beginning of quarter                                (69)       (275)       (326)       (201)       (210)
Valuation adjustments, net of related income taxes            18         206          51        (125)          9
----------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                    (51)        (69)       (275)       (326)       (201)

COMMON STOCK IN TREASURY, AT COST
Balance, beginning of quarter                               (508)       (296)        (29)        (29)       (518)
Treasury stock purchased                                    (230)       (210)       (264)          -           -
Treasury stock issued                                         29           -           -           -         489
Other                                                         (6)         (2)         (3)          -           -
----------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                   (715)       (508)       (296)        (29)        (29)
----------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                           $19,861     $19,620     $19,226     $18,891     $18,930
---------------------------------------------------------=======================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1. The unaudited consolidated financial statements of FINANCIAL STATEMENT BankAmerica Corporation and subsidiaries (BAC)
PRESENTATION         are prepared in conformity with generally accepted
                     accounting principles for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in BankAmerica
                     Corporation's(the Parent) Annual Report on Form 10-K for the year ended December 31, 1994.

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

                     BAC's financial position and results of operations reflect the effects of the merger with Continental Bank Corporation subsequent to its consummation on August 31, 1994.

                     Certain amounts in prior periods have been reclassified to conform to the current presentation.

--------------------------------------------------------------------------------

NOTE 2.              During the nine-month periods ended September 30, 1995
SUPPLEMENTAL         and 1994, BAC made interest payments on deposits and
DISCLOSURE OF CASH   other interest-bearing liabilities of $5,464 million and
FLOW INFORMATION     $3,162 million, respectively, and made net income tax
                     payments of $906 million and $474 million, respectively.

                     During the nine-month periods ended September 30, 1995 and 1994, there were foreclosures of loans with carrying values of $380 million and $371 million, respectively.

--------------------------------------------------------------------------------

NOTE 3.              During the nine-month period ended September 30, 1995, BAC
AVAILABLE-FOR-SALE   sold available-for-sale securities for aggregate
AND HELD-TO-MATURITY proceeds of $2,094 million, resulting in gross realized
SECURITIES           gains of $189 million and gross realized losses of $162
                     million. During the nine-month period ended September 30, 1994, BAC sold available-for-sale securities for aggregate proceeds of $2,357 million, resulting in gross realized gains of $91 million and gross realized losses of $66 million.

================================================================================

                     The fair values and amortized costs of available-for-sale and held-to-maturity securities were as follows:

                                                AVAILABLE-FOR-SALE         HELD-TO-MATURITY
                                                   SECURITIES                 SECURITIES
                                              ----------------------     ---------------------
                                                FAIR      AMORTIZED        FAIR      AMORTIZED
                     (IN MILLIONS)             VALUE           COST       VALUE           COST
                     -------------------------------------------------------------------------

                     SEPTEMBER 30, 1995     $ 9,979        $10,064      $6,444         $6,927
                     June 30, 1995            9,868          9,983       6,725          7,186
                     March 31, 1995           9,268          9,726       6,552          7,335
                     December 31, 1994        9,849         10,393       7,292          8,167
                     September 30, 1994      11,166         11,505       8,018          8,700

                     During the nine-month period ended September 30, 1995, trading income included a net unrealized holding gain on trading securities of $34 million. During the nine-month period ended September 30, 1994, trading income included a net unrealized holding loss on trading securities of $47 million. These results exclude the net unrealized trading results of the Parent's securities broker and dealer subsidiaries.

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

--------------------------------------------------------------------------------

NOTE 4.              Effective January 1, 1995, BAC adopted SFAS No. 114, which
IMPAIRED LOANS       requires loans to be measured for impairment using one of
                     three methods when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for credit losses as an adjustment to the allowance for credit losses.
                     SFAS No. 114 applies to all loans, whether collateralized or uncollateralized, except for large groups of smaller-balance, homogeneous loans that are collectively evaluated for impairment (domestic consumer nonaccrual loans), loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities. In addition, BAC excludes loans to foreign governments and official institutions from the scope of SFAS No. 114, as these loans are collectively evaluated and reserves are established for each country based upon allocated transfer risk reserve factors. Finally, loans restructured prior to the effective date of SFAS No. 114 that are performing in accordance with their restructured terms are not evaluated for impairment under SFAS No. 114.

                     As required by SFAS No. 114, BAC generally measures impairment based upon the present value of the loan's expected future cash flows, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value of the collateral. In addition, in certain circumstances, impairment may be based on the loan's observable market value. Generally, BAC evaluates a loan for impairment in accordance with SFAS No. 114 when it is placed on nonaccrual status and a portion is internally risk rated as substandard or doubtful. Substantially all of BAC's impaired loans are on nonaccrual status.

BANKAMERICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

                     The adoption of SFAS No. 114 had no impact on the overall allowance for credit losses and did not affect BAC's charge-off or income recognition policies.

                     The following is a summary of loans considered to be impaired in accordance with SFAS No. 114 and the related interest income.

                                                                                                         1995
                                                                                       ----------------------------------------
                     (IN MILLIONS)                                                     SEPT. 30         JUNE 30        MARCH 31
                     ----------------------------------------------------------------------------------------------------------
                     Recorded investment in impaired loans not requiring
                       an allowance for credit losses as determined in
                       accordance with SFAS No. 114/a/                                   $  698          $  805          $  840
                     Recorded investment in impaired loans requiring
                       an allowance for credit losses as determined in
                       accordance with SFAS No. 114                                         635             578             515
                     ----------------------------------------------------------------------------------------------------------
                         Total recorded investment in impaired loans/b/                  $1,333          $1,383          $1,355
                     --------------------------------------------------------------------======================================
                                                                                  1995
                                                                  -----------------------------------
                                                                    THIRD         SECOND        FIRST         NINE MONTHS ENDED
                     (IN MILLIONS)                                QUARTER        QUARTER      QUARTER        SEPTEMBER 30, 1995
                     ----------------------------------------------------------------------------------------------------------
                     Average recorded investment
                       in impaired loans                           $1,364         $1,382       $1,362                    $1,370
                     Interest income recognized/c/                     20             23           21                        64
                     ----------------------------------------------------------------------------------------------------------

                     /a/ These loans do not require an allowance for credit losses as measured in accordance with SFAS No. 114 since the values of the impaired loans equal or exceed the recorded investments in the loans.

                     /b/ These amounts were evaluated for impairment using the three measurement methods at September 30, 1995, June 30, 1995, and March 31, 1995, respectively, as follows: $614 million, $616 million, and $509 million were evaluated using the present value of the loan's expected future cash flows method, $712 million, $761 million, and $829 million were evaluated using the fair value of the collateral, and $7 million, $6 million, and $17 million were evaluated using the loan's observable market value.

                     /c/ All interest income recognized was recorded using the cash method of accounting.

--------------------------------------------------------------------------------

NOTE 5.              The following is a summary of changes in BAC's total
ALLOWANCE FOR        allowance for credit losses. This reconciliation reflects
CREDIT LOSSES        activity related to all loans.

                                                                    1995
                                                       -------------------------------
                                                         THIRD      SECOND       FIRST      NINE MONTHS ENDED
                     (IN MILLIONS)                     QUARTER     QUARTER     QUARTER     SEPTEMBER 30, 1995
                     ----------------------------------------------------------------------------------------
                     Balance, beginning of period       $3,695      $3,725      $3,690                 $3,690

                     Credit losses                         255         213         212                    680
                     Credit loss recoveries                104          83         135                    322
                     ----------------------------------------------------------------------------------------
                         Net credit losses                 151         130          77                    358
                     Provision for credit losses           110         100         100                    310
                     Other net additions                     1          --          12                     13
                     ----------------------------------------------------------------------------------------
                         Balance, End of Period         $3,655      $3,695      $3,725                 $3,655
                     -----------------------------------=====================================================

                     The following is a summary of the portion of the allowance for credit losses related to impaired loans, as measured in accordance with SFAS No. 114.

                                                                                    1995
                                                                ---------------------------------------------
                                                                 SEPT. 30          JUNE 30           MARCH 31
                     ----------------------------------------------------------------------------------------
                     Allowance for credit losses on
                       impaired loans                                $270             $237               $212
                     ----------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE 6.              Congress is currently considering several proposals that
SPECIAL DEPOSIT      would impose a one-time assessment on deposits insured by
ASSESSMENT           the Savings Association Insurance Fund (SAIF). If imposed, this assessment would recapitalize SAIF to 1.25% of insured deposits as prescribed by the Federal Deposit Insurance
                     Corporation Improvement Act. At this time it is not possible to predict the ultimate provisions of any final legislation or their effect on BAC.

================================================================================

NOTE 7.              During the first quarter of 1995, BAC's Board of Directors
STOCK REPURCHASE     authorized a stock repurchase program. This program enables
PROGRAM              the Parent to buy back approximately $1.9 billion of its
                     common stock. Under this program, the Parent may purchase up to $800 million of its common stock by the end of 1996.
                     During each quarter of 1995, 1996, and 1997, the Parent may purchase additional amounts of common stock up to the level of amortization of goodwill and core deposit intangibles for that quarter plus any unused amounts from the previous four quarters. During the nine months ended September 30, 1995, the Parent repurchased 13 million shares of its common stock in connection with this plan at an average per-share price of $51.58, which reduced stockholders' equity by $672 million.

                     In addition, this program authorized the Parent to buy back or redeem approximately $500 million of its preferred stock by the end of 1997. On October 3, 1995, BAC's Board of Directors modified the stock repurchase program by authorizing a $250 million increase in the total amount of BAC's outstanding preferred stock that may be repurchased or redeemed through the end of 1996.
--------------------------------------------------------------------------------

NOTE 8.              On September 30, 1995, the Parent redeemed all 200,000
PREFERRED STOCK      outstanding shares of its 11% Cumulative Fixed Preferred
                     Stock, Series I (Preferred Stock Series I). The shares were represented by 4 million depositary shares, each corresponding to a one-twentieth interest in a share of Preferred Stock, Series I. The redemption price was $26.375 per depositary share. The quarterly dividend of $0.6875 per depositary share was paid on September 30, 1995 to holders of record on September 15, 1995.

                     On May 31, 1995, the Parent redeemed all 1,788,000 shares of its Adjustable Rate Preferred Stock, Series 1. The redemption price was equal to the stated value of $50.00 per share, plus accrued and unpaid dividends.

                     In addition, on April 28, 1995, the Parent announced its intention to redeem on May 31, 1995 all of the then-unconverted outstanding shares of its 6 1/2% Cumulative Convertible Preferred Stock, Series G. On or prior to that date, 4,966,246 shares of the 4,998,357 shares that were outstanding on the announcement date were converted to 5,445,439 shares of common stock at no additional cost to the holders or to the Parent. The remaining 32,111 shares were redeemed by the Parent on May 31, 1995 at the redemption price of $51.95 per share, plus accrued and unpaid dividends.

--------------------------------------------------------------------------------

NOTE 9.              The following is a summary of the components of income
INCOME TAXES         tax expense:

                                                                  1995                         1994               NINE MONTHS ENDED
                                                    --------------------------------- ---------------------         SEPTEMBER 30
                                                      THIRD       SECOND      FIRST      FOURTH       THIRD       -----------------
                     (IN MILLIONS)                  QUARTER      QUARTER    QUARTER     QUARTER     QUARTER         1995       1994
                     --------------------------------------------------------------------------------------------------------------
                     PROVISION FOR INCOME TAXES
                     Federal                           $354         $331       $319        $310        $269       $1,004     $  816
                     State and local                     91           86         83          66          72          260        211
                     Foreign                             61           46         37          27          43          144        111
                     --------------------------------------------------------------------------------------------------------------
                                                       $506         $463       $439        $403        $384       $1,408     $1,138
                     ----------------------------------============================================================================

                     The income tax provision for the third quarter of 1995 reflected BAC's estimated annual effective income tax rate of 41.8 percent, which is unchanged from the annual effective income tax rate for the third quarter of 1994. The annual effective income tax rate is higher than the federal statutory tax rate of 35.0 percent due principally to state income taxes and the amortization of nondeductible goodwill.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

NOTE 10.             Earnings per common share have been computed based on the
EARNINGS PER         following:
COMMON SHARE

                                                                  1995                      1994             NINE MONTHS ENDED
                                                     ------------------------------   ------------------       SEPTEMBER 30
                     (DOLLAR AMOUNTS IN MILLIONS,      THIRD     SECOND      FIRST     FOURTH      THIRD     -----------------
                     SHARE AMOUNTS IN THOUSANDS)     QUARTER    QUARTER    QUARTER    QUARTER    QUARTER       1995       1994
                     ---------------------------------------------------------------------------------------------------------
                     Net income applicable to
                       common stock                     $648       $589       $549       $524       $487     $1,786     $1,404
                     Average number of common
                       shares outstanding            371,871    371,992    371,764    370,698    355,012    371,876    352,851
                     Average number of common
                       and common equivalent
                       shares outstanding            376,643    376,213    375,084    373,922    357,962    375,980    355,084
                     Average number of common
                       shares outstanding --
                       assuming full dilution        377,421    379,182    381,141    379,402    363,442    379,248    360,564

                     -----------------------------------------------------------

NOTE 11.             In the ordinary course of business, BAC enters into various
OFF-BALANCE-SHEET    types of transactions involving credit-related financial
TRANSACTIONS         instruments and foreign exchange and derivatives contracts that contain off-balance-sheet risk. Credit-related financial instruments are typically customer-driven while foreign exchange and derivatives contracts are entered into both on behalf of customers and for BAC's own account for trading purposes and in managing interest rate, foreign exchange, and commodity risks.

                     CREDIT-RELATED FINANCIAL INSTRUMENTS

                     The following table is a summary of the contractual amounts of each significant class of credit-related financial instruments outstanding. These amounts represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless.

                                                                               1995                             1994
                                                                     -----------------------      ---------------------------------
                     (IN MILLIONS)                                   SEPT. 30        JUNE 30      MARCH 31     DEC. 31     SEPT. 30
                     --------------------------------------------------------------------------------------------------------------
                     Commitments to extend credit:
                       Unutilized credit card lines                   $34,445        $32,176       $30,026     $28,058      $26,141
                       Other commitments to extend credit/a/           95,517         92,896        85,112      82,929       85,688
                     Standby letters of credit and financial
                       guarantees/b/                                   15,675         15,598        15,202      15,870       15,669
                     Commercial letters of credit                       4,342          4,650         3,977       4,213        4,228
                     --------------------------------------------------------------------------------------------------------------

                     /a/ Represents agreements to extend credit to customers for which BAC may have received fees. These commitments have specified interest rates and generally have fixed expiration dates and may be terminated by BAC if certain conditions of the contract are violated.

                     /b/ Net of participations sold of $2,607 million at
                         September 30, 1995, $2,238 million at June 30, 1995, $2,301 million at March 31, 1995, $2,402 million at December 31, 1994, and $2,483 million at September 30, 1994.


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

=================================================================================================================================

                     DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
                     ------------------------------------------------------------------------------------------------------------

                                                                  SEPTEMBER 30, 1995                   DECEMBER 31, 1994
                                                         ----------------------------------    ----------------------------------
                                                           NOTIONAL     CREDIT       CREDIT      NOTIONAL     CREDIT       CREDIT
                     (IN MILLIONS)                           AMOUNT       RISK/a/  EXPOSURE/b/     AMOUNT       RISK/a/  EXPOSURE/b/
                     ------------------------------------------------------------------------------------------------------------
                     INTEREST RATE CONTRACTS
                     Interest rate swaps                 $  417,342    $ 7,247     $  2,640/c/ $  348,515    $ 4,971       $1,960/c/
                     Futures and forward rate contracts:
                       Commitments to purchase              161,459         38           38        95,010        192          192
                       Commitments to sell                  199,284        282          282       116,408         35           35
                     Written options                         40,857         --/d/        --/d/     35,909         --/d/        --/d/
                     Purchased options                       50,152        380          301        44,779        441          279
                     ------------------------------------------------------------------------------------------------------------
                                                            869,094      7,947        3,261       640,621      5,639        2,466
                     FOREIGN EXCHANGE CONTRACTS
                     Spot, forward, and futures contracts   697,557     11,556        3,575       630,867      6,623        2,234
                     Written options                         26,097         --/d/        --/d/     19,617         --/d/        --/d/
                     Purchased options                       25,741        565          395        18,861        267          208
                     Currency swaps                          23,644      1,779        1,598        21,943      1,595        1,353
                     ------------------------------------------------------------------------------------------------------------
                                                            773,039     13,900        5,568       691,288      8,485        3,795
                     Stock index options and
                       commodity contracts                      339         15           14           825          9            6
                     ------------------------------------------------------------------------------------------------------------
                                                         $1,642,472/e/ $21,862     $  8,843    $1,332,734/f/ $14,133       $6,267
                     ------------------------------------========================================================================
                     DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES
                     ------------------------------------------------------------------------------------------------------------

                                                                 SEPTEMBER 30,1995                           DECEMBER 31, 1994
                                                              -----------------------                   -------------------------
                                                               NOTIONAL        CREDIT                    NOTIONAL          CREDIT
                     (IN MILLIONS)                               AMOUNT          RISK/a/                   AMOUNT            RISK/a/
                     ------------------------------------------------------------------------------------------------------------
                     INTEREST RATE CONTRACTS
                     Interest rate swaps                        $32,837          $ 13                     $32,864            $120
                     Futures and forward rate contracts          34,596            --                      28,773              --
                     Purchased options                            9,200            64                       4,510              43
                     ------------------------------------------------------------------------------------------------------------
                                                                 76,633            77                      66,147             163
                     FOREIGN EXCHANGE CONTRACTS
                     Spot, forward, and futures contracts         1,615            --                       1,383              --
                     Currency swaps                                 506           153                         443             129
                     ------------------------------------------------------------------------------------------------------------
                                                                  2,121           153                       1,826             129
                     ------------------------------------------------------------------------------------------------------------
                                                                $78,754/e/       $230                      $67,973/f/         $292
                     -------------------------------------------=================================================================

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

                     /e/ Interest rate swaps, interest rate futures and forward contracts, and interest rate options in both the trading and asset and liability management portfolios include $13.6 billion, $2.8 billion, and $0.6 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $1.8 billion of intercompany hedging-related contracts.

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

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

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

                     FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
                     -------------------------------------------------------------------------------------------------
                                                       SEPTEMBER 30, 1995                      DECEMBER 31, 1994
                                                  ----------------------------           -----------------------------
                                                                       AVERAGE                                AVERAGE
                                                                    FAIR VALUE                             FAIR VALUE
                                                  PERIOD END           FOR THE           PERIOD END           FOR THE
                     (IN MILLIONS)                FAIR VALUE     QUARTER ENDED/a/        FAIR VALUE        YEAR ENDED/a/
                     -------------------------------------------------------------------------------------------------
                     INTEREST RATE CONTRACTS
                     Interest rate swaps:
                        Assets                       $ 2,640           $ 2,637              $ 1,960           $ 2,230
                        Liabilities                   (2,421)           (2,345)              (1,588)           (1,659)
                     Futures and forward rate
                      contracts:
                        Assets                           320               338                  227               149
                        Liabilities                     (302)             (314)                (189)             (133)
                     Written options                    (219)             (213)                (299)             (292)
                     Purchased options                   301               266                  279               283
                     -------------------------------------------------------------------------------------------------
                                                         319               369                  390               578
                     FOREIGN EXCHANGE CONTRACTS
                     Spot, forward, and futures
                      contracts:
                        Assets                         3,575             3,972                2,234             3,393
                        Liabilities                   (4,251)           (4,939)              (2,766)           (3,744)
                     Written options                    (445)             (462)                (228)             (238)
                     Purchased options                   395               401                  208               221
                     Currency swaps:
                        Assets                         1,598             1,717                1,353             1,538
                        Liabilities                   (1,898)           (2,029)              (1,494)           (1,729)
                     -------------------------------------------------------------------------------------------------
                                                      (1,026)           (1,340)                (693)             (559)
                     Stock index options and
                      commodity contracts:
                        Assets                            14                14                    6                 9
                        Liabilities                      (11)               (9)                  (7)               (9)
                     -------------------------------------------------------------------------------------------------
                                                           3                 5                   (1)               --
                     -------------------------------------------------------------------------------------------------
                                                     $  (704)          $  (966)             $  (304)          $    19
                     --------------------------------=================================================================
                     FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY
                     MANAGEMENT PURPOSES
                     ------------------------------------------------------------------------------------------------
                     (IN MILLIONS)                                        SEPTEMBER 30, 1995        DECEMBER 31, 1994
                     ------------------------------------------------------------------------------------------------
                     INTEREST RATE CONTRACTS
                     Interest rate swaps                                               $(198)                   $(693)
                     Futures and forward rate contracts                                    4                      (42)
                     Purchased options                                                    47                       39
                     ------------------------------------------------------------------------------------------------
                                                                                        (147)                    (696)
                     FOREIGN EXCHANGE CONTRACTS
                     Spot, forward, and futures contracts                                 --                       --
                     Currency swaps                                                        6                      129
                     ------------------------------------------------------------------------------------------------
                                                                                           6                      129
                     -------------------------------------------------------------------------------------------------
                                                                                       $(141)                   $(567)
                     ------------------------------------------------------------------===============================

                     /a/ Average fair value amounts are calculated based on
                         monthly balances.

================================================================================

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

                     TRADING INCOME AND NET INTEREST INCOME BY FUNCTION
                     ----------------------------------------------------------------------------------------------
                                                         1995                     1994            NINE MONTHS ENDED
                                             ---------------------------  --------------------       SEPTEMBER 30
                                               THIRD    SECOND     FIRST    FOURTH       THIRD     ----------------
                     (IN MILLIONS)           QUARTER   QUARTER   QUARTER   QUARTER     QUARTER       1995      1994
                     ----------------------------------------------------------------------------------------------
                     TRADING INCOME
                     Interest rate              $ 13      $  9      $ 25      $ 14        $ 20       $ 47      $ 49
                     Foreign exchange             74        80        83        43          63        237       194
                     Debt instruments             45        62        21        (3)         37        128        60
                     ----------------------------------------------------------------------------------------------
                                                $132      $151      $129      $ 54        $120       $412      $303
                     ---------------------------===================================================================
                     NET INTEREST INCOME
                     Interest rate              $  7      $  2      $  3      $ (2)       $  2       $ 12      $ (1)
                     Foreign exchange             10         7         2         1           3         19         6
                     Debt instruments             37        49        28        21          25        114        64
                     ----------------------------------------------------------------------------------------------
                                                $ 54      $ 58      $ 33      $ 20        $ 30       $145      $ 69
                     ---------------------------===================================================================

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

================================================================================

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

                     The expected maturities and weighted average interest rates associated with BAC's asset and liability management interest rate swap portfolio at September 30, 1995 were not significantly different from those at year-end 1994.

                     Securities Lending

                     BAC conducts securities lending transactions primarily for institutional trust customers and, at times, indemnifies these customers against various losses. All securities lending transactions are collateralized by U.S. government or federal agency securities, cash, or letters of credit with total market value equal to or in excess of the market value of the securities lent. In the event of default by a customer combined with a decline in the value of the associated collateral, BAC may be exposed to risk of loss. During the first half of 1995, BAC made a decision to exit its institutional trust and securities services business.

                     The following summarizes indemnified securities lending transactions and the associated collateral:

                                                                    1995                             1994
                                                       -------------------------------        ---------------------
                     (IN MILLIONS)                     SEPT. 30    JUNE 30    MARCH 31        DEC. 31      SEPT. 30
                     ----------------------------------------------------------------------------------------------
                     Indemnified securities lent           $894     $4,220      $6,350         $5,910        $6,241

                     Associated collateral                  909      4,321       6,501          6,039         6,613
                     ----------------------------------------------------------------------------------------------

================================================================================



                     [THIS PAGE INTENTIONALLY LEFT BLANK]

MANAGEMENT'S DISCUSSION AND ANALYSIS
HIGHLIGHTS
================================================================================

                   The following is a summary of third-quarter 1995 financial information for BankAmerica Corporation and subsidiaries
                   (BAC).

                   . BAC reported third-quarter 1995 earnings per share of $1.72, an increase of 26 percent from $1.36 for the same period a year ago. Net income for the third quarter of 1995 was $704 million, up 29 percent from $547 million for the third quarter of 1994.

                   . The return on average common equity was 15.09 percent for the third quarter of 1995, an increase of 197 basis points from the same period in 1994. In addition, the return on average total assets increased 14 basis points from a year ago to 1.21 percent for the third quarter of 1995.

                   . BAC's net interest margin for the third quarter of 1995 was 4.52 percent, essentially unchanged from the same period a year ago.

                   . Noninterest income for the third quarter of 1995 increased $85 million from the amount reported in the same period last year primarily as a result of higher fee and commission income.

                   . Noninterest expense for the third quarter of 1995 decreased $60 million from the previous quarter primarily due to a $65 million refund received from the Federal Deposit Insurance Corporation (FDIC). Noninterest expense for the third quarter of 1995 increased $58 million from the same period a year ago.

                   . BAC's expense to revenue ratio decreased to 56.4 percent in the third quarter of 1995 from 61.1 percent in the third quarter of 1994.

                   . Average loan outstandings increased $3.0 billion, or 2.0 percent, from the previous quarter, largely reflecting continued growth in several consumer loan categories.

                   . In connection with its previously announced stock repurchase program, BAC repurchased 3.5 million shares of its common stock during the third quarter of 1995 at an average per-share price of $57.48, bringing year-to-date repurchases to 13.0 million shares at an average per-share price of $51.58.

                   . Total nonaccrual assets declined $107 million, or 5 percent, from their June 30, 1995 level, resulting in a nonperforming assets ratio (computed as total nonaccrual assets and other real estate owned to total assets) of
                       1.03 percent at September 30, 1995. In addition, BAC's nonaccrual coverage ratio (computed as allowance for credit losses to total nonaccrual assets) was 197 percent at September 30, 1995, up from 188 percent at June 30, 1995.

Note: The information contained in the Management's Discussion and Analysis section reflects the effects of the merger with Continental Bank Corporation (Continental) subsequent to its consummation on August 31, 1994.

===============================================================================================================================

FINANCIAL HIGHLIGHTS
-------------------------------------------------------------------------------------------------------------------------------
                                                        1995                            1994                  NINE MONTHS ENDED
                                        -----------------------------------     --------------------               SEPTEMBER 30
(DOLLAR AMOUNTS IN MILLIONS,               THIRD       SECOND          FIRST      FOURTH       THIRD          -----------------
EXCEPT PER SHARE DATA)                   QUARTER      QUARTER        QUARTER     QUARTER     QUARTER          1995         1994
-------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                        $  4,044     $  3,989       $  3,736     $  3,479    $  3,153      $ 11,769     $  8,905
Interest expense                          1,888        1,866          1,690        1,467       1,249         5,444        3,375
-------------------------------------------------------------------------------------------------------------------------------
  Net interest income                     2,156        2,123          2,046        2,012       1,904         6,325        5,530
Provision for credit losses                 110          100            100          100         110           310          360
Noninterest income                        1,157        1,138          1,093        1,048       1,072         3,388        3,087
Noninterest expense                       1,993        2,053          1,989        1,966       1,935         6,035        5,534
-------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes              1,210        1,108          1,050          994         931         3,368        2,723
Provision for income taxes                  506          463            439          403         384         1,408        1,138
-------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                           $    704     $    645       $    611     $    591    $    547      $  1,960     $  1,585
---------------------------------------========================================================================================

PER SHARE DATA
Earnings per common and common
  equivalent share                     $   1.72     $   1.56       $   1.46     $   1.41    $   1.36      $   4.75     $   3.95
Earnings per common share -- assuming
  full dilution                            1.72         1.55           1.45         1.40        1.35          4.72         3.93
Dividends declared per common share        0.46         0.46           0.46         0.40        0.40          1.38         1.20
-------------------------------------------------------------------------------------------------------------------------------

STOCK DATA
Book value per common share at
  period end                           $  46.59     $  45.38       $  43.72     $  42.63    $  42.02      $  46.59     $  42.02
Common stock price range:
  High                                       61 1/8       55 1/4         49 5/8       46 1/4      49 5/8        61 1/8       50 1/4
  Low                                        52 1/2       48 3/8         39 1/2       38 5/8      44            39 1/2       38 3/8
Closing common stock price                   59 7/8       52 5/8         48 1/4       39 1/2      44 1/8        59 7/8       44 1/8
Average number of common
 and common equivalent shares
 outstanding (in thousands)             376,643      376,213        375,084      373,922     357,962       375,980      355,084
Average number of common
 shares outstanding -- assuming
 full dilution (in thousands)           377,421      379,182        381,141      379,402     363,442       379,248      360,564
Number of common shares outstanding
  at period end (in thousands)          369,998      372,336        369,543      371,182     370,206       369,998      370,206
-------------------------------------------------------------------------------------------------------------------------------

FINANCIAL CONDITION AND CAPITAL
  AT PERIOD END
Loans                                  $151,212     $148,766       $144,159     $140,912    $138,691      $151,212     $138,691
Total assets                            229,926      226,599        223,188      215,475     214,230       229,926      214,230
Deposits                                155,637      155,780        152,268      154,394     152,666       155,637      152,666
Long-term debt and
 subordinated capital notes              15,882       16,078         15,451       15,428      15,109        15,882       15,109
Common equity                            17,238       16,897         16,158       15,823      15,562        17,238       15,562
Total equity                             19,861       19,620         19,226       18,891      18,930        19,861       18,930
-------------------------------------------------------------------------------------------------------------------------------

SELECTED FINANCIAL RATIOS
Rate of return (based on net
  income) on:
  Average common equity                   15.09%       14.30%         13.86%       13.24%      13.12%        14.44%       13.18%
  Average total equity                    14.14        13.29          12.95        12.35       12.17         13.47        12.28
  Average total assets                     1.21         1.13           1.14         1.09        1.07          1.16         1.07
Ratio of common equity to
  total assets                             7.50         7.46           7.24         7.34        7.26          7.50         7.26
Ratio of total equity to
  total assets                             8.64         8.66           8.61         8.77        8.83          8.64         8.33
Ratio of average total
  equity to average total assets           8.59         8.51           8.79         8.84        8.77          8.63         8.72
===============================================================================================================================

BUSINESS SECTORS
================================================================================

SELECTED BUSINESS SECTOR DATA
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      NINE MONTHS ENDED SEPTEMBER 30/a/
                                           ----------------------------------------------------------------------------------------
                                                                                        U.S. CORPORATE AND
                                                        TOTAL     CONSUMER BANKING   INTERNATIONAL BANKING   COMMERCIAL REAL ESTATE
                                           ------------------   ------------------   ---------------------   ----------------------
(DOLLAR AMOUNTS IN MILLIONS)                  1995       1994      1995       1994          1995      1994            1995     1994
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                        $  6,325   $  5,530  $ 3,416   $  3,141      $  1,036   $   714          $  346   $  318
Provision for credit losses                     310        360      462        566            17       (19)           (184)    (176)
Noninterest income                            3,388      3,087    1,267      1,233         1,419     1,166              25       55
Noninterest expense                           6,035      5,534    2,794      2,735         1,378     1,063              88       83
-----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes           3,368      2,723    1,427      1,073         1,060       836             467      466
Provision for (benefit from) income taxes     1,408      1,138      614        468           428       331             194      193
-----------------------------------------------------------------------------------------------------------------------------------
  Net Income (Loss)                           1,960      1,585      813        605           632       505             273      273
Preferred stock dividends                       174        181       53         58            63        57              13       15
-----------------------------------------------------------------------------------------------------------------------------------
  Net Income (Loss) Attributable to
    Common Equity                          $  1,786   $  1,404  $   760     $  547       $   569   $   448          $  260   $  258
-------------------------------------------========================================================================================

SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                                      $145,254   $125,036  $63,790    $57,580       $39,045   $30,483          $9,524   $9,564
Earning assets                              186,743    165,024   64,435     58,258        65,145    49,978           9,524    9,564
Total assets                                225,475    197,874   70,639     64,588        85,281    65,410           9,375    9,390
Deposits                                    152,882    142,686   74,089     76,838        35,876    24,657           1,431    1,827
Common equity                                16,542     14,239    5,044      4,585         5,979     4,451           1,193    1,148

SELECTED FINANCIAL RATIOS
Return on average common equity               14.44%     13.18%   20.15%     15.93%        12.72%    13.46%          29.20%   30.09%
Expense to revenue/c/                         58.59      60.43    55.84      58.45         54.71     55.53           23.13    22.44
===================================================================================================================================

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

                   Consumer Banking -- Consumer Banking's net income for the first nine months of 1995 was up $208 million, or 34 percent, from the amount reported for the same period last year. This increase largely reflected improved results in BAC's California retail deposit business and Seafirst's consumer operations, partially offset by a decline in credit card net income. Net interest income was up from the first nine months of 1994 due to increased loan volumes and the widening of deposit spreads. Partially offsetting this increase were compressed spreads on residential and credit card loans that resulted from repricing lags on residential first mortgages and from the conversion of certain customers to a new variable-rate credit card product. Noninterest income increased due to higher revenues from service charges on deposit accounts and growth in loan servicing fees. Noninterest expense increased primarily due to higher credit card direct mail and branch advertising expenses incurred to promote new co-branding and photocard products. In addition, noninterest expense levels grew in the residential lending business in connection with BAC's expanded

==================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
                                                                         NINE MONTHS ENDED SEPTEMBER 30/a/
                                     ---------------------------------------------------------------------------------------------
                                                             PRIVATE BANKING AND
                                     MIDDLE MARKET BANKING   INVESTMENT SERVICES    NON-CALIFORNIA BANKS/b/                  OTHER
                                     ---------------------   -------------------    --------------------      --------------------
(DOLLAR AMOUNTS IN MILLIONS)                1995      1994        1995      1994          1995      1994         1995         1994
----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                         $559      $417        $120      $ 91          $693      $646        $ 155         $203
Provision for credit losses                   (4)      (46)         (1)       (2)          (12)       (2)          32           39
Noninterest income                           136       110         233       206           248       218           60           99
Noninterest expense                          324       277         299       318           819       811          333          247
----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes          375       296          55       (19)          134        55         (150)          16
Provision for (benefit from) income taxes    156       125          21        (9)           53        23          (58)           7
----------------------------------------------------------------------------------------------------------------------------------
  Net Income (Loss)                          219       171          34       (10)           81        32          (92)           9
Preferred stock dividends                     12        12           3         4            15        19           15           16
----------------------------------------------------------------------------------------------------------------------------------
 Net Income (Loss) Attributable to
   Common Equity                            $207      $159        $ 31      $(14)         $ 66      $ 13        $(107)        $ (7)
--------------------------------------------======================================================================================

SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                                    $14,784   $11,796      $3,512   $ 2,651       $14,203   $12,320      $   396      $   642
Earning assets                            14,801    11,815       3,554     2,708        20,583    20,780        8,701       11,921
Total assets                              16,867    13,398       4,071     3,141        23,652    23,885       15,590       18,062
Deposits                                   6,749     6,637       5,729     4,792        22,665    23,618        6,343        4,317
Common equity                              1,145       914         318       295         1,435     1,487        1,428        1,359

SELECTED FINANCIAL RATIOS
Return on average common equity            24.16%    23.34%      12.89%    (6.40)%        6.15%     1.17%      (10.03)%      (0.75)%
Expense to revenue/c/                      45.04     50.66       81.54    104.11         79.34     84.41       139.68        71.89
==================================================================================================================================

/a/ For comparability purposes, both 1995 and 1994 amounts reflect BAC's business-sector allocation methodologies at September 30, 1995.

/b/ Excludes Seafirst and Bank of America Illinois, which are reflected within the applicable business sectors.

/c/ Excludes net other real estate owned expense and amortization of intangibles.

                   mortgage banking operations. These increases in noninterest expense were partially offset by a decrease in regulatory fees and related expenses, as discussed on page 26. The provision for credit losses declined $104 million, which was primarily reflected in the consumer and residential lending businesses. Average loan outstandings grew $6.2 billion, or 11 percent, from the first nine months of 1994, reflecting increases in residential first mortgages, other consumer, and credit card loans. Average deposits declined $2.7 billion, reflecting decreases in most deposit categories. The decrease in deposits was largely due to competitive pricing in the marketplace.

                   U.S. Corporate and International Banking -- U.S. Corporate and International Banking's net income for the first nine months of 1995 increased $127 million, or 25 percent, from that of the same period a year ago. The increase in this sector's noninterest income and expense levels and average loans and deposits was largely a result of BAC's acquisition of Continental Bank Corporation (Continental). Notwithstanding BAC's expanded midwestern banking operations, fluctuations in key categories can be attributed to the following factors. Net interest income grew due to loan growth in the commercial and industrial and foreign sectors. Noninterest income rose in connection with improved results from BAC's venture capital, trading, and loan syndication activities, while noninterest expense grew due to continued expansion of BAC's global capital market operations. Average deposits increased, reflecting higher foreign deposits that were primarily utilized to fund loan growth.

================================================================================

                   Commercial Real Estate -- Net income for Commercial Real Estate was $273 million for the first nine months of both 1995 and 1994. Net interest income increased $28 million, or 9 percent, from the first nine months of 1994 primarily due to the acquisition of Continental. Noninterest income declined $30 million primarily due to fewer asset sales as a majority of the sector's bulk sales of problem assets occurred prior to 1995.

                   Middle Market Banking -- Middle Market Banking's net income for the first nine months of 1995 grew $48 million, or 28 percent, from the same period of 1994. This growth reflected improved results in BAC's California commercial businesses as deposit spreads widened and loan volumes increased. In addition, the improved results included the effects of the addition of Continental. Increases in noninterest income, noninterest expense, and average loan outstandings were largely due to BAC's expanded midwestern banking business.

                   Private Banking and Investment Services -- Net income for Private Banking and Investment Services was $34 million in the first nine months of 1995, compared with a net loss of $10 million in the comparable period of 1994. Year-to-date September 1994 results included $83 million of capital additions to the Pacific Horizon money market mutual funds, as discussed on page 25. Net interest income increased primarily due to Continental's contribution.

                   Non-California Banks -- Non-California Banks, which excludes Seafirst Corporation and Bank of America Illinois, produced year-to-date 1995 earnings of $81 million, an increase of $49 million from the same period a year ago. Substantially all of the non-California banks experienced improved financial results, particularly Nevada, Texas, Oregon, and Arizona. Net interest income increased due to higher loan volumes and the widening of deposit spreads. Average loan outstandings increased $1.9 billion, or 15 percent, from the first nine months of 1994, reflecting growth in most loan categories. This loan growth primarily occurred in Arizona, Nevada, and Oregon. Average deposits declined $1.0 billion, or 4 percent. The expense-to-revenue ratio for this sector declined from
                   84.41 percent in the first nine months of 1994 to 79.34 percent in the first nine months of 1995, as this sector's revenue base experienced solid growth, while expenses were maintained at an appropriate level.

                   Other -- Other amounts are primarily associated with BAC's institutional trust and securities services, asset and liability management activities, and various other services. This sector had a net loss of $92 million in the first nine months of 1995, compared with net income of $9 million in the first nine months of 1994. This decrease was primarily attributable to an increase in unallocated corporate expenses and a higher net loss in the institutional trust and securities services business.

RESULTS OF OPERATIONS
================================================================================

NET INTEREST       Taxable-equivalent net interest income was $2,163 million for
INCOME             the third quarter of 1995, up $253 million from the amount reported for the third quarter of 1994. Taxable-equivalent net interest income totaled $6,345 million and $5,547 million, respectively, for the first nine months of 1995 and 1994. These increases resulted from growth in average loans, which included the effects of mergers and acquisitions. BAC's net interest margin was 4.52 percent for the quarter ended
                   September 30, 1995, essentially unchanged from the comparable period in 1994. The net interest margin for the first nine months of 1995 was 4.53 percent, up from 4.49 percent for the same period in 1994.

                   BAC's net interest margin includes the results of hedging with certain on- and off-balance-sheet financial instruments. In the third quarter and first nine months of 1995, BAC's net interest income included approximately $10 million and $50 million, respectively, attributable to hedging with derivative instruments, compared with approximately $75 million and $330 million, respectively, in the comparable periods of 1994. The hedging amounts for both the third quarter and first nine months of 1995 accounted for approximately 5 basis points of the net interest margin for those periods, while the hedging amounts for the comparable periods of 1994 accounted for 20 basis points and 25 basis points, respectively.

====================================================================================================================================

AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
------------------------------------------------------------------------------------------------------------------------------------
                                                                THIRD QUARTER 1995                      THIRD QUARTER 1994
                                                       ------------------------------------     ------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                           BALANCE/a/    INTEREST/b/    RATE/b/     BALANCE/a/    INTEREST/b/    RATE/b/
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                    $  5,887         $  115       7.73%     $   5,285        $    87       6.56%
Federal funds sold                                         663             10       5.87          1,380             16       4.58
Securities purchased under resale agreements             9,232            160       6.89          5,759             84       5.80
Trading account assets                                   9,252            191       8.19          6,412            118       7.29
Available-for sale securities/cd/                        9,957            200       8.02          9,171            134       5.81
Held-to-maturity securities/c/                           7,055            129       7.30         11,253            208       7.41
Domestic loans:
  Counsumer-residential first mortgages                 35,972            651       7.24         32,417            484       5.97
  Consumer-residential junior mortgages                 14,099            319       8.98         13,404            258       7.63
  Consumer-credit card                                   8,399            312      14.86          7,221            283      15.67
  Other consumer                                        14,395            368      10.14         11,724            306      10.36
  Commercial and industrial                             31,392            660       8.34         24,385            436       7.09
  Commercial loans secured by real estate               10,642            245       9.21          9,435            196       8.32
  Construction and development loans
    secured by real estate                               3,285             89      10.80          3,811             82       8.51
  Financial institutions                                 2,531             37       5.76          2,184             29       5.27
  Agricultural                                           1,607             40       9.84          1,687             34       8.08
  Lease financing                                        1,858             29       6.18          1,662             28       6.73
  Loans for purchasing or carrying securities            1,184             22       7.24          1,478             21       5.53
  Other                                                  1,351             22       6.48          1,231             19       5.96
                                                      --------         ------                  --------       --------
    Total domestic loans                               126,715          2,794       8.78        110,639          2,176       7.83
Foreign loans                                           22,127            452       8.10         18,860            336       7.07
                                                      --------         ------                  --------       --------
    Total loans/d/                                     148,842          3,246       8.68        129,499          2,512       7.72
                                                      --------         ------                  --------       --------
    Total earning assets                               190,888         $4,051       8.44        168,759        $ 3,159       7.45
                                                                       ======                                 ========
Nonearning assets                                       42,689                                   37,980
Less: Allowance for credit losses                        3,668                                    3,507
                                                      --------                                 --------
         TOTAL ASSETS                                 $229,909                                 $203,232
                                                      ========                                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                         $ 13,063         $   39       1.19%     $  13,773        $    40       1.16%
  Savings                                               13,557             71       2.08         14,682             76       2.05
  Money market                                          28,576            219       3.03         32,155            207       2.55
  Time                                                  29,630            382       5.12         28,179            225       3.17
                                                      --------         ------                  --------       --------
    Total domestic interest-bearing deposits            84,826            711       3.33         88,789            548       2.45
Foreign interest-bearing deposits:
  Banks located in foreign countries                    10,520            162       6.10          6,940            113       6.43
  Governments and official institutions                  7,417            107       5.74          5,207             63       4.77
  Time, savings, and other                              17,081            282       6.54         11,730            144       4.89
                                                      --------         ------                  --------       --------
    Total foreign interest-bearing deposits             35,018            551       6.24         23,877            320       5.31
                                                      --------         ------                  --------       --------
    Total interest-bearing deposits                    119,844          1,262       4.18        112,666            868       3.06
Federal funds purchased                                  1,800             27       6.02            580              6       4.26
Securities sold under repurchase agreements              9,670            154       6.31          6,066             82       5.40
Other short-term borrowings                              9,966            162       6.48          4,341             71       6.49
Long-term debt                                          15,463            272       6.98         13,990            211       5.99
Subordinated capital notes                                 605             11       7.52            606             11       6.81
                                                      --------         ------                  --------       --------
     Total interest-bearing liabilities                157,348         $1,888       4.76        138,249        $ 1,249       3.58
                                                                       ======                                 ========
Domestic noninterest-bearing deposits                   33,515                                   31,825
Foreign noninterest-bearing deposits                     1,623                                    1,451
Other noninterest-bearing liabilities                   17,670                                   13,880
                                                      --------                                 --------
     Total liabilities                                 210,156                                  185,405
Stockholders' equity                                    19,753                                   17,827
                                                      --------                                 --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $229,909                                 $203,232
                                                      ========                                 ========
Interest income as a percentage of average earning
  assets                                                                            8.44%                                    7.45%
Interest expense as a percentage of average earning
  assets                                                                           (3.92)                                   (2.94)
                                                                                   -----                                    -----
         NET INTEREST MARGIN                                                        4.52%                                    4.51%
                                                                                   =====                                    =====
==================================================================================================================================

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

/e/ Rates reflect a higher level of interest recoveries on nonaccrual loans during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

==================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
                         NINE MONTHS ENDED SEPTEMBER 30
-------------------------------------------------------------------------------------
                   1995                                            1994
-------------------------------------------------------------------------------------
   BALANCE/a/    INTEREST/b/    RATE/b/           BALANCE/a/      INTEREST/b/    RATE/b/
----------------------------------------------------------------------------------------------------------------------------------
 $  5,816         $   347       7.97%            $  4,596          $   217       6.31%
      600              27       5.98                1,478               44       3.93
    9,029             471       6.98                6,185              245       5.30
    8,952             545       8.14                6,695              351       7.01
    9,707             568       7.81                9,436              412       5.83
    7,385             405       7.32               11,598              638       7.33

   35,089           1,826       6.94               31,549            1,389       5.87
   13,879             946       9.12               13,129              763       7.77
    8,057             912      15.09                7,173              850      15.80
   13,655           1,011       9.89               11,565              866      10.02
   30,590           1,953       8.53               22,016            1,089       6.61
   10,525             716       9.07                9,203              545       7.89

    3,410             289      11.34/e/             3,979              223       7.48/e/
    2,419             108       5.99                1,936               71       4.92
    1,635             119       9.75                1,632               93       7.61
    1,821              85       6.25                1,659              103       8.29
    1,309              69       7.08                1,889               66       4.66
    1,389              68       6.54                1,207               55       6.08
---------         -------                        --------          -------
  123,778           8,102       8.74              106,937            6,113       7.63
   21,476           1,324       8.24               18,099              902       6.67
---------         -------                        --------          -------
  145,254           9,426       8.67              125,036            7,015       7.49
---------         -------                        --------          -------
  186,743         $11,789       8.43              165,024          $ 8,922       7.22
                  =======                                          =======
   42,426                                          36,328
    3,694                                           3,478
---------                                        --------
 $225,475                                        $197,874
=========                                        ========

 $ 13,266         $   118       1.20%           $  13,789          $   119       1.16%
   13,662             212       2.08               14,506              221       2.04
   29,337             649       2.96               32,817              603       2.45
   30,077           1,087       4.83               27,208              554       2.72
---------         -------                        --------          -------
   86,342           2,066       3.20               88,320            1,497       2.27

    9,709             484       6.66                6,115              284       6.20
    6,645             291       5.85                4,468              148       4.43
   15,613             775       6.64               11,057              389       4.71
---------         -------                        --------          -------
   31,967           1,550       6.48               21,640              821       5.07
---------         -------                        --------          -------
  118,309           3,616       4.09              109,960            2,318       2.82
    2,131              96       6.01                  426               12       3.77
    9,130             434       6.36                6,399              258       5.39
    9,183             462       6.73                3,943              191       6.48
   15,175             802       7.07               13,637              565       5.54
      605              34       7.60                  606               31       6.75
---------         -------                        --------          -------
  154,533         $ 5,444       4.71              134,971          $ 3,375       3.34
                  =======                                          =======
   32,913                                          31,273
    1,660                                           1,453
   16,915                                          12,916
---------                                        --------
  206,021                                         180,613
   19,454                                          17,261
---------                                        --------
 $225,475                                        $197,874
=========                                        ========
                                8.43%                                            7.22%
                               (3.90)                                           (2.73)
                               -----                                            -----
                                4.53%                                            4.49%
                               =====                                            =====
==================================================================================================================================

================================================================================

NONINTEREST        Noninterest income for the third quarter and the first nine
INCOME             months of 1995 increased $85 million and $301 million,
                   respectively, from the amounts reported in the corresponding periods of 1994. Total fees and commissions for the third quarter and first nine months of 1995 increased $74 million and $255 million, respectively, from the amounts reported in the corresponding periods in 1994. Retail deposit account fees increased as a result of higher revenues from service charges on deposit accounts and transactions, while commercial deposit account fees increased due to the growth in the number of commercial accounts. Syndication fees, which are included in other fees and commissions, increased largely as a result of expanded loan syndication volume. Off-balance-sheet credit-related instrument fees and personal and other trust fees increased primarily due to BAC's expanded midwestern banking operations. Loan fees and charges increased over year-to-date 1994 amounts due to higher revenues from loan servicing fees resulting from expanded mortgage banking activities. The increases discussed above were partially offset by a decline in credit card membership fees, which resulted from fee waivers granted to retain and increase card membership in response to competitive market conditions.

                   Trading income for the third quarter of 1995 and first nine months of 1995 increased $12 million and $109 million, respectively, from the same periods a year ago. The 1995 year-to-date increase was largely due to improved performance in debt securities trading operations and increased volume on foreign exchange products that resulted from strong global demand in BAC's customer-driven businesses. In particular, BAC benefited from gains on emerging market and Latin American debt securities. For more information on the functional components of trading income, refer to Note 11 of the Notes to Consolidated Financial Statements on pages 10-14.

                   Other noninterest income for the third quarter of 1995 was essentially unchanged from the amount reported in the third quarter of 1994. Other noninterest income for the first nine months of 1995 decreased $63 million from the amount reported in the comparable period of 1994. Significant asset dispositions and sales occurred in 1994, while there was no such comparable activity during the first nine months of 1995. As a result, income from assets pending disposition and net gain on sales of assets decreased $116 million and $56 million, respectively. These decreases were largely offset by a $148 million increase in venture capital activities, which was attributable to higher realized capital gains and partnership distributions. Third quarter and year-to-date 1995 other income included a $50 million gain from the sale of an asset received in lieu of debt repayment, while other income for the comparable periods in 1994 included gains on the sales of an equity interest in Burns-Fry Holdings Corporation and a Malaysian branch of $36 million and $34 million, respectively.

===================================================================================================================

NONINTEREST INCOME
-------------------------------------------------------------------------------------------------------------------
                                                                                                 NINE MONTHS ENDED
                                                                         THIRD QUARTER              SEPTEMBER 30
                                                                      -------------------        ------------------
(IN MILLIONS)                                                           1995         1994          1995        1994
-------------------------------------------------------------------------------------------------------------------
FEES AND COMMISSIONS
Deposit account fees:
  Retail                                                              $  238       $  214        $  687      $  623
  Commercial                                                              91           87           282         262
Credit card fees:
  Membership                                                              12           18            39          62
  Other                                                                   70           65           192         182
Trust fees:
  Corporate and employee benefits                                         12           16            41          55
  Personal and other                                                      60           53           187         147
Other fees and commissions:
  Loan fees and charges                                                   74           75           242         211
  Off-balance-sheet credit-related instrument fees                        88           72           256         205
  Mutual fund and annuity commissions                                     21           22            60          68
  Other                                                                  140          110           407         323
-------------------------------------------------------------------------------------------------------------------
                                                                         806          732         2,393       2,138
-------------------------------------------------------------------------------------------------------------------

Trading income                                                           132          120           412         303
-------------------------------------------------------------------------------------------------------------------
OTHER NONINTEREST INCOME
Income from assets pending
 disposition                                                               -           15            11         127
Net gain on sales of assets/a/                                            27           33            42          98
Venture capital activities                                                54           33           244          96
Net gain (loss) on sales of available-for-sale securities                 17           (2)           27          25
Other income                                                             121          141           259         300
-------------------------------------------------------------------------------------------------------------------
                                                                         219          220           583         646
-------------------------------------------------------------------------------------------------------------------
                                                                      $1,157       $1,072        $3,388      $3,087
----------------------------------------------------------------------=============================================

/a/ Net gain on sales of assets includes gains and losses from the disposition of loans, premises and equipment, and certain other assets.

--------------------------------------------------------------------------------

NONINTEREST        Noninterest expense for the third quarter of 1995 and the
EXPENSE            first nine months of 1995 increased $58 million and $501
                   million, respectively, from the amounts reported in the corresponding periods in 1994. Noninterest expense in the third quarter and the first nine months of 1995 included a $65 million refund received from the Federal Deposit
                   Insurance Corporation (FDIC), which is discussed below.
                   Noninterest expense for both the third quarter and first nine months of 1994 included $50 million of merger-related charges incurred in connection with the acquisition of Continental.
                   In addition, noninterest expense for the first nine months of 1994 included $83 million of capital additions to two Pacific
                   Horizon money market mutual funds, for which Bank of America
                   NT&SA serves as investment advisor.

                   Personnel expense (salaries and employee benefits) for the third quarter of 1995 and the first nine months of 1995 was up $107 million and $386 million, respectively, from the amounts reported in the corresponding periods in 1994. These increases were largely due to increases in base salaries expense and incentive-based compensation. The increase in base salaries expense was partially attributable to the acquisitions of Continental and various mortgage banking operations. BAC's staff level on a full-time-equivalent
                   (FTE) basis was approximately 80,200 at September 30, 1995, down from approximately 81,900 at September 30, 1994. FTE is a measurement equal to one full-time employee working a standard day. BAC had approximately 95,500 employees at September 30, 1995, down from approximately 98,600 at this same date a year earlier. These amounts include both full-time and part-time employees.

================================================================================

                  Regulatory fees and related expenses for the third quarter of 1995 and the first nine months of 1995 decreased $65 million and $61 million, respectively, from the comparable periods in 1994 as a result of the previously mentioned $65 million refund received from the FDIC. Approximately $50 million of this refund related to a reduction of third-quarter 1995 insurance rates, while the remaining portion was applicable to payments made in the second quarter of 1995 for the month of June. This refund resulted from a reduction in the FDIC assessment rate on deposit insurance premiums paid to the Bank Insurance Fund (BIF), as the FDIC achieved its mandated ratio of BIF reserves to insured deposits of BIF members of 1.25 percent in May 1995.

                  Excluding the $50 million merger-related charge and the $83 million of capital additions to the Pacific Horizon funds that occurred in 1994 as discussed on page 25, other expense for the first nine months of 1995 increased $104 million over the same period last year, primarily reflecting increased external data processing and advertising expenses, and contributions made to the BankAmerica Foundation.

                  In October 1995, the Financial Accounting Standards Board
                  (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995 and will be adopted by BAC effective January 1, 1996. BAC expects to follow the disclosure requirements of SFAS No. 123 and to continue to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. BAC does not expect that, at adoption, SFAS No. 123 will have an effect on its financial position or results of operations.

================================================================================

NONINTEREST EXPENSE
--------------------------------------------------------------------------------
                                                               NINE MONTHS ENDED
                                        THIRD QUARTER             SEPTEMBER 30
                                    --------------------      ------------------
(IN MILLIONS)                         1995          1994        1995        1994
--------------------------------------------------------------------------------
Salaries                            $  839        $  741      $2,490      $2,151
Employee benefits                      195           186         571         524
Occupancy                              185           171         540         503
Equipment                              170           145         494         429
Amortization of intangibles            110           100         329         304
Communications                          89            79         266         237
Professional services                   78            54         223         165
Regulatory fees and related expenses     7            72         153         214
Net OREO expense                        15            18          15          24
Other expense                          305           369         954         983
--------------------------------------------------------------------------------
                                    $1,993        $1,935      $6,035      $5,534
------------------------------------============================================

INCOME            The provision for income taxes was $506 million and $384
TAXES             million for the quarters ended September 30, 1995 and 1994, reflecting a forecasted annual effective income tax rate of
                  41.8 percent for both periods. For further information concerning BAC's provision for federal, state, and foreign income taxes for the most recent five quarters, refer to Note
                  9 of the Notes to Consolidated Financial Statements on page 9.

BALANCE SHEET REVIEW
================================================================================

                   Earning assets totaled $190.9 billion at September 30, 1995, up $12.8 billion from $178.1 billion at year-end 1994. This increase was primarily attributable to growth in the loan portfolio, which increased $10.3 billion between year-end 1994 and September 30, 1995. Growth in earning assets was largely funded by increases in other short-term borrowings, which primarily resulted from issuances of bank notes and commercial paper, and from increased foreign deposits.

                   During the first nine months of 1995, interest-bearing deposits in foreign offices increased $8.1 billion. This increase was largely due to BAC's continued expansion into certain global markets and a shift from domestic to foreign funding sources. Average domestic interest-bearing deposits declined $6.5 billion, or 7 percent, between the fourth quarter of 1994 and the third quarter of 1995. This decrease was largely reflected in money market and time deposits and was primarily attributable to competitive pressures in the marketplace.

                   In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122). SFAS No. 121 and SFAS No. 122 are effective for fiscal years beginning after December 15, 1995. BAC does not expect that, at adoption, either SFAS No. 121 or SFAS No. 122 will have a material effect on its financial position or results of operations.

==================================================================================================================================

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES - AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
---------------------------------------------------------------------------------------------------------------------------------
                                           THIRD QUARTER 1995                                      THIRD QUARTER 1994
                                ---------------------------------------------       ---------------------------------------------
                                                                         RATE                                                RATE
                                                             RATE    BASED ON                                    RATE    BASED ON
                                                         BASED ON   AMORTIZED                                BASED ON   AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)    BALANCE/a/ INTEREST/b/ FAIR VALUE/b/     COST/b/    BALANCE/a/ INTEREST/b/ FAIR VALUE/b/     COST/b/
---------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury and other
  government agency securities   $1,644        $ 26          6.31%       6.30%       $2,820        $ 40          5.57%       5.51%
Mortgage-backed securities        4,877          85          7.00        7.01         3,997          58          5.78        5.71
Other domestic securities           714           9          5.24        5.97           489           5          4.49        4.63
Foreign securities                2,722/c/       80         11.62/d/    10.77/d/      1,865/c/       31          6.60        5.93
----------------------------------------------------------------------------------------------------------------------------------
                                 $9,957        $200          8.02%       7.93%       $9,171        $134          5.81%       5.64%
----------------------------------------------------------------------------------------------------------------------------------
                                                              THIRD QUARTER 1995                       THIRD QUARTER 1994
                                                       -------------------------------          -------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                           BALANCE/a/  INTEREST/b/    RATE/b/       BALANCE/a/  INTEREST/b/    RATE/b/
--------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government agency securities    $  381         $  7       6.78%         $   712         $ 12       6.91%
Mortgage-backed securities                               4,494           80       7.16            7,255          130       7.19
State, county, and
  municipal securities                                     441            8       7.26              472           10       8.04
Other domestic securities                                  177            3       7.37              213            4       7.13
Foreign securities                                       1,562           31       7.82            2,601           52       8.00
-------------------------------------------------------------------------------------------------------------------------------
                                                        $7,055         $129       7.30%         $11,253         $208       7.41%
-------------------------------------------------------------------------------------------------------------------------------
                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                --------------------------------------------------------------------------------------------------
                                                   1995                                                1994
                                ---------------------------------------------       ---------------------------------------------
                                                                         RATE                                                RATE
                                                             RATE    BASED ON                                    RATE    BASED ON
                                                         BASED ON   AMORTIZED                                BASED ON   AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)    BALANCE/a/ INTEREST/b/ FAIR VALUE/b/     COST/b/    BALANCE/a/ INTEREST/b/ FAIR VALUE/b/     COST/b/
---------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other
  government agency securities   $1,658        $ 81          6.55%       6.48%       $3,266        $134          5.46%       5.48%
Mortgage-backed securities        4,973         259          6.95        6.87         3,988         165          5.52        5.51
Other domestic securities           640          25          5.19        5.76           406          14          4.66        4.87
Foreign securities                2,436/c/      203         11.12/d/     9.97/d/      1,776/c/       99          7.44        6.51
---------------------------------------------------------------------------------------------------------------------------------
                                 $9,707        $568          7.81%       7.58%       $9,436        $412          5.83%       5.68%
---------------------------------------------------------------------------------------------------------------------------------
                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                           --------------------------------------------------------------------------------------
                                                          1995                                                1994
                                           ----------------------------------                  ----------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                BALANCE/a/   INTEREST/b/     RATE/b/                BALANCE/a/  INTEREST/b/      RATE/b/
---------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government
  agency securities                          $  421          $ 21        6.79%                  $   758         $ 38         6.66%
Mortgage-backed securities                    4,597           246        7.14                     7,719          418         7.21
State, county, and municipal securities         443            26        7.86                       486           29         8.11
Other domestic securities                       182            11        7.68                       234           13         7.15
Foreign securities                            1,742           101        7.73                     2,401          140         7.82
---------------------------------------------------------------------------------------------------------------------------------
                                             $7,385          $405        7.32%                  $11,598         $638         7.33%
---------------------------------------------------------------------------------------------------------------------------------

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.

/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 35 percent.

/c/ Average balances include nonaccrual assets.

/d/ Rates reflect interest received on nonaccrual debt-restructuring par bonds.

CREDIT RISK MANAGEMENT
================================================================================

LOAN PORTFOLIO     Total loans at September 30, 1995 were up $10.3 billion, or 7
MANAGEMENT         percent, from year-end 1994, reflecting continued growth in both the domestic and foreign sectors. Average loans for the third quarter of 1995 increased $3.0 billion from the previous quarter.

                   Average total loans have increased over the past six quarters. Continuation of this loan growth depends on both future economic conditions as well as customer demand.

===============================================================================================================================
LOAN OUTSTANDINGS
-------------------------------------------------------------------------------------------------------------------------------
                                                                  1995                                             1994
                                           ----------------------------------------------                ----------------------
(IN MILLIONS)                               SEPT. 30           JUNE 30           MARCH 31                  DEC. 31     SEPT. 30
-------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages               $ 36,082          $ 35,564           $ 34,791                 $ 33,818     $ 33,033
  Residential junior mortgages                14,162            14,072             13,808                   13,589       13,658
  Other installment                           12,728            11,819             10,989                   10,598        9,921
  Credit card                                  8,622             8,237              7,757                    8,020        7,420
  Other individual lines of credit             1,816             1,811              1,691                    1,736        1,747
  Other                                          289               305                409                      403          470
-------------------------------------------------------------------------------------------------------------------------------
                                              73,699            71,808             69,445                   68,164       66,249
Commercial:
  Commercial and industrial                   31,896            31,436             30,481                   28,814       29,021
  Loans secured by real estate                10,776            10,717             10,504                   10,277        9,823
  Construction and development loans
   secured by real estate                      3,214             3,308              3,526                    3,616        3,929
  Financial institutions                       2,561             2,520              2,211                    2,872        2,601
  Agricultural                                 1,591             1,607              1,658                    1,840        1,721
  Lease financing                              1,910             1,840              1,786                    1,814        1,694
  Loans for purchasing or carrying securities  1,236             1,383              1,348                    1,529        1,495
  Other                                        1,409             1,569              1,639                    1,623        1,642
-------------------------------------------------------------------------------------------------------------------------------
                                              54,593            54,380             53,153                   52,385       51,926
-------------------------------------------------------------------------------------------------------------------------------
                                             128,292           126,188            122,598                  120,549      118,175
FOREIGN
Commercial and industrial                     15,314            14,948             14,417                   13,496       13,331
Banks and other financial institutions         2,795             2,941              2,871                    2,516        2,629
Governments and official institutions          1,077             1,131                866                      896        1,220
Other                                          3,734             3,558              3,407                    3,455        3,336
-------------------------------------------------------------------------------------------------------------------------------
                                              22,920            22,578             21,561                   20,363       20,516
-------------------------------------------------------------------------------------------------------------------------------
         TOTAL LOANS                         151,212           148,766            144,159                  140,912      138,691
Less: Allowance for credit losses              3,655             3,695              3,725                    3,690        3,625
-------------------------------------------------------------------------------------------------------------------------------
                                            $147,557          $145,071           $140,434                 $137,222     $135,066
--------------------------------------------===================================================================================

================================================================================

                   Domestic Consumer Loans -- The growth in domestic consumer loans during the first nine months of 1995 included increases in residential first mortgages, other installment loans, and credit card loans of $2.3 billion, $2.1 billion, and $0.6 billion, respectively. The increase in residential first mortgages reflected BAC's continued efforts to diversify its nationwide lending activities. In particular, residential first mortgage origination levels grew in the Northeast, Northwest, and Southwest regions of the country. The increase in other installment loans was largely due to an increase in manufactured housing loans in the Southwestern and Midwestern regions as a result of strong market demand. The increase in credit card loans was largely attributable to an increase in the number of accounts, which resulted from new co-branding relationships and increased direct mail and branch advertising. For information regarding BAC's domestic residential first mortgages by geographic area and domestic consumer loan delinquencies, refer to the tables below.

=============================================================================

DOMESTIC RESIDENTIAL FIRST MORTGAGES BY GEOGRAPHIC AREA
-----------------------------------------------------------------------------
                                                           1995
                                          -----------------------------------
(IN MILLIONS)                              SEPT. 30       JUNE 30    MARCH 31
-----------------------------------------------------------------------------
California                                  $27,673/a/    $27,854/a/  $27,150/a/
Washington                                    1,645         1,578       1,459
Oregon                                        1,268         1,249       1,184
Arizona                                       1,120         1,082         983
Hawaii                                        1,012         1,037       1,027
Other/b/                                      3,364         2,764       2,988
-----------------------------------------------------------------------------
                                            $36,082       $35,564     $34,791
--------------------------------------------=================================


/a/ Approximately 50 percent of domestic residential first mortgages in California at September 30, 1995, June 30, 1995, and March 31, 1995 were secured by properties in the following Southern California counties: Los Angeles, Orange, Riverside, San Bernardino, San Diego, and Ventura.

/b/ No other state individually exceeded 2 percent of total domestic residential first mortgages.

=================================================================================================================================

DOMESTIC CONSUMER LOAN DELINQUENCY INFORMATION/a/
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 1995                               1994
                                                                 -----------------------------------         --------------------
(dollar amounts in millions)                                     Sept. 30       June 30     March 31         Dec. 31     Sept. 30
---------------------------------------------------------------------------------------------------------------------------------
 DELINQUENT CONSUMER LOANS
 Residential first mortgages                                         $644          $616         $595            $566         $563
 Residential junior mortgages                                          92            95           95              92           85
 Credit card                                                          164           165          166             153          149
 Other                                                                 81            65           72              69           64
---------------------------------------------------------------------------------------------------------------------------------
                                                                     $981          $941         $928            $880         $861
---------------------------------------------------------------------============================================================

 DELINQUENT CONSUMER LOAN RATIOS/b/
 Residential first mortgages                                         1.79%         1.73%        1.71%           1.68%        1.71%
 Residential junior mortgages                                        0.65          0.68         0.69            0.68         0.62
 Credit card                                                         1.91          2.00         2.14            1.91         2.01
 Other                                                               0.55          0.46         0.56            0.54         0.53
---------------------------------------------------------------------------------------------------------------------------------
                                                                     1.33%         1.31%        1.34%           1.29%        1.30%
---------------------------------------------------------------------============================================================

/a/ 60 days or more past due.

/b/ Ratios represent delinquency balances expressed as a percentage of total loans for that loan category.

================================================================================

                   Domestic Commercial Loans -- Commercial and industrial loans, the largest sector of BAC's domestic commercial loan portfolio, grew $3.1 billion between December 31, 1994 and September 30, 1995. The increase in commercial and industrial loans was primarily due to strong loan demand from large corporate and middle market borrowers. In addition, commercial loans secured by real estate increased $0.5 billion during the first nine months of 1995 due to increased origination levels in western states other than California. Partially offsetting these increases were declines in construction and development loans secured by real estate and loans to financial institutions of $0.4 million and $0.3 million, respectively. Construction and development loans secured by real estate decreased as a result of a slowdown in lending activities and the resolution of problem loans. Loans to financial institutions decreased due to paydowns on unsecured loans to U.S. non-bank financial entities.

================================================================================================================================

Domestic Commercial Loans Secured by Real Estate by Geographic Area and Project Type at September 30, 1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Medical &
                                                                Light     Apartment &                    Dental
(in millions)                          Retail     Office     Industry     Condominium      Hotel     Facilities   Other    Total
--------------------------------------------------------------------------------------------------------------------------------
California                             $1,691     $1,127       $1,025          $  769       $142           $ 27  $  723  $ 5,504/a/
Washington                                397        431          442             414        140            106     357    2,287
Nevada                                    284         88           39             109         69              7     114      710
Oregon                                     86         39           63             126         32              6      42      394
Arizona                                   196         22           25              47          1             13      62      366
Other/b/                                  248        515           68             143        304              8     229    1,515
--------------------------------------------------------------------------------------------------------------------------------
                                       $2,902     $2,222       $1,662          $1,608       $688           $167  $1,527  $10,776
---------------------------------------=========================================================================================

/a/ Approximately 55 percent of domestic commercial loans secured by real estate in California at September 30, 1995 were secured by properties in the following Southern California counties: Los Angeles, Orange, San Bernardino, San Diego, Riverside, and Ventura.

/b/ No other state individually exceeded 2 percent of total domestic commercial loans secured by real estate.

================================================================================================================================
DOMESTIC CONSTRUCTION AND DEVELOPMENT LOANS BY GEOGRAPHIC AREA AND PROJECT TYPE AT SEPTEMBER 30, 1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                           APARTMENT &                LIGHT
(IN MILLIONS)                           OFFICE    SUBDIVISION    RETAIL    CONDOMINIUM    HOTEL    INDUSTRY     OTHER      TOTAL
--------------------------------------------------------------------------------------------------------------------------------
 California                               $367           $375      $214           $139     $115        $ 91      $100     $1,401/a/
 Washington                                155            187        94             99       23          16        62        636
 Nevada                                     33             36        59             42       13          10        18        211
 Pennsylvania                              203              -         -              -        -           -         -        203
 Arizona                                     8             55        38             35        2           5        11        154
 Texas                                       -             18        37             62        -           -         5        122
 Illinois                                   38             29         9              4        -           -         -         80
 Georgia                                     -              6        47              4        1          14         1         73
 Other/b/                                   45             42       156             53        -           7        31        334
--------------------------------------------------------------------------------------------------------------------------------
                                          $849           $748      $654           $438     $154        $143      $228     $3,214
------------------------------------------======================================================================================

/a/ Approximately 70 percent of domestic construction and development loans in California at September 30, 1995 were secured by properties in the following Southern California counties: Los Angeles, Orange, San Bernardino, San Diego, Riverside, and Ventura.

/b/ No other state individually exceeded 2 percent of total domestic construction and development loans.

================================================================================

                   Foreign Loans -- Foreign loan outstandings increased $2.6 billion between December 31, 1994 and September 30, 1995. This growth was primarily reflected in a $1.8 billion increase in foreign commercial and industrial loans, largely resulting from increased loan demand in Asia.

--------------------------------------------------------------------------------

EMERGING MARKET    In connection with its effort to maintain a diversified
EXPOSURE           portfolio, BAC attempts to limit its exposure to any one
                   country. BAC also strives to ensure that its exposure to groups of borrowers that may be similarly affected by events is limited. One such group is emerging market countries. As shown in the table below, at September 30, 1995, BAC's emerging market exposure totaled $8,598, or 4 percent of total assets. This exposure represents loans, restructured debt, which is included in the securities portfolios, and other monetary assets.

==========================================================================================================

EMERGING MARKET EXPOSURE
----------------------------------------------------------------------------------------------------------
                                                       September 30, 1995
                          --------------------------------------------------------------------------------
                                                Loans                   Available-for-Sale Securities/a/
                                      --------------------------       -----------------------------------
                                                      Medium-and
(in millions)              Total/c/   Short-Term       Long-Term       Collateralized     Uncollateralized
----------------------------------------------------------------------------------------------------------
Mexico                    $2,558          $  311          $  557/d/              $286                 $ 14
Brazil                     1,405             588              18                   29                   83
India                        825             407               -                    -                    -
Argentina                    602             189              24                    9                   12
Chile                        594             229             140                    -                    -
Venezuela                    518               5              20/d/                87                    -
Indonesia                    394             352               -                    -                    -
Colombia                     388             112             177                    -                    -
China                        365             303              17                    -                    -
Philippines                  326              79              21                   18                   30
Pakistan                     205              28               1                    -                    -
Other/e/                     418              57              68                  125                   15
----------------------------------------------------------------------------------------------------------
                          $8,598          $2,660/f/       $1,043/f/              $554/g/              $154/g/
--------------------------================================================================================

                        Held-to-Maturity Securities/a/                    Other/b/
                     ------------------------------------        ---------------------------
                                                                                  Medium-and
                     Collateralized      Uncollateralized        Short-Term        Long-Term
--------------------------------------------------------------------------------------------
Mexico                       $  856                $   79            $  438             $ 17
Brazil                            -                    46               626               15
India                             -                     -               418                -
Argentina                         -                    48               269               51
Chile                             -                     -               134               91
Venezuela                       373                     7                 7               19
Indonesia                         -                     -                42                -
Colombia                          -                    10                89                -
China                             -                     -                34               11
Philippines                       -                     -               165               13
Pakistan                          -                     -               176                -
Other/e/                          -                     -               153                -
--------------------------------------------------------------------------------------------
                             $1,229/h/               $190/h/         $2,551             $217
-----------------------------===============================================================

/a/ Represents medium- and long-term exposure.

/b/ Includes the following assets, primarily in U.S. dollars, with borrowers or customers in a foreign country: accrued interest receivable, acceptances, interest-bearing deposits with other banks, trading account assets, other interest-earning investments, and other monetary assets.

/c/ Excludes local currency outstandings that were funded by local currency borrowings as follows: $63 million for Mexico, $34 million for Brazil, $242 million for India, $9 million for Argentina, $229 million for Chile, $31 million for Venezuela, $81 million for Indonesia, $37 million for the Philippines, and $70 million for Pakistan.

/d/ Mexico and Venezuela include $30 million and $4 million, respectively, of loans that are collateralized by zero-coupon U.S. Treasury securities.

/e/ No other country individually exceeded 2 percent of total emerging market exposure.

/f/ Total loans include nonaccrual loans of $72 million.

/g/ Total available-for-sale securities include $189 million of nonaccrual debt-restructuring bonds.

/h/ The fair value of total held-to-maturity securities was approximately $898 million.


=================================================================================================================================

CROSS-BORDER OUTSTANDINGS EXCEEDING ONE PERCENT OF TOTAL ASSETS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Cross-Border
                                                                                                          Total      Outstandings
                                                              Public                  Private      Cross-Border   as a Percentage
(DOLLAR AMOUNTS IN MILLIONS)/abcd/  Date Reported             Sector/e/    Banks/e/    Sector/e/   Outstandings   of Total Assets
---------------------------------------------------------------------------------------------------------------------------------
Japan                               SEPTEMBER 30, 1995          $  6      $2,169       $2,081            $4,256              1.85%
                                    June 30, 1995                 10       1,784        2,004             3,798              1.68
                                    March 31, 1995                 9       1,667        2,558             4,234              1.90
                                    December 31, 1994             17       1,248        2,292             3,557              1.65
                                    September 30, 1994            18       1,339        2,131             3,488              1.63

Italy                               SEPTEMBER 30, 1995          $231      $  130       $2,526            $2,887              1.26%
                                    June 30, 1995                272         112        1,490             1,874              0.83
                                    March 31, 1995                33         220        1,814             2,067              0.93
                                    December 31, 1994             57         119        1,371             1,547              0.72
                                    September 30, 1994            76         147        1,593             1,816              0.85
---------------------------------------------------------------------------------------------------------------------------------

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

/b/ At September 30, 1995, total unfunded commitments of the countries listed above, whose unfunded commitments exceeded 10 percent of their respective cross-border outstandings, were as follows: Japan $757 million.

/c/ Included in the cross-border outstandings of the countries listed are loans and other interest-bearing assets on nonaccrual status at September 30, 1995, June 30, 1995, March 31, 1995, December 31, 1994, and September 30,
    1994, respectively, as follows: $18 million, $21 million, $20 million, $18 million, and $17 million for Japan.

/d/ Countries whose cross-border outstandings were between 0.75 percent and 1.00 percent of total assets were as follows: $2,172 million, $2,051 million, $2,138 million, $1,799 million, and $1,690 million for South Korea at September 30, 1995, June 30, 1995, March 31, 1995, December 31, 1994, and
    September 30, 1994, respectively; $2,217 million, $2,201 million, $1,853 million, $1,982 million, and $2,088 million for Spain at September 30, 1995, June 30, 1995, March 31, 1995, December 31, 1994, and September 30, 1994,
    respectively; and $1,685 million for Hong Kong at September 30, 1994.

    No other country excluded from this table had cross-border outstandings between 0.75 percent and 1.00 percent of total assets for any of the periods presented. However, not included in cross-border outstandings with Mexico were par bonds issued by the government of Mexico with face values of $1,341 million at September 30, 1995, June 30, 1995, March 31, 1995, December 31, 1994, and September 30, 1994. The par bonds had a carrying value of $1,142 million at September 30, 1995, $1,141 million at June 30, 1995, $1,077 million at March 31, 1995, $1,109 million at December 31, 1994, and $1,162 million at September 30, 1994. At September 30, 1995, the par bonds had a total fair value of approximately $848 million. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," certain of these par bonds were recorded in available-for-sale securities and carried at their fair value of $286 million at September 30, 1995, while the remainder of these par bonds were recorded in held-to-maturity securities at their amortized cost. Principal repayment of these par bonds is collateralized by zero-coupon U.S. Treasury securities that, at maturity in 2008 and 2019, will have a redemption value equal to the face value of the par bonds. At September 30, 1995, this collateral had a fair value of approximately $290 million. Future interest payments for a rolling eighteen-month period are also collateralized by additional U.S. dollar-denominated securities permitted by the agreement. The details of the transaction in which the majority of these par bonds were acquired were reported in the Parent's Annual Report on Form 10-K for the year ended December 31, 1990. Mexico's cross-border outstandings also excluded additional securities of $30 million at September 30, 1995, June 30, 1995, March 31, 1995, December 31, 1994, and September
    30, 1994, which are fully collateralized at maturity by separate zero-coupon U.S. Treasury securities. Had these par bonds and other instruments been included, total cross-border outstandings with Mexico would have exceeded
    1.00 percent of total assets for all periods presented.

/e/ Sector definitions are based on Federal Financial Institutions Examination
    Council Instructions for preparing the Country Exposure Report.

================================================================================

ALLOWANCE          The allowance for credit losses at September 30, 1995 was
FOR CREDIT LOSSES  $3,655 million, or 2.42 percent of loan outstandings, compared with $3,690 million, or 2.62 percent, at December 31, 1994. Excluding outstandings in the residential first mortgage portfolio and the portion of the allowance associated with these outstandings, the ratios were 3.08 percent and 3.36 percent of loans at September 30, 1995 and December 31, 1994, respectively. In addition, BAC's ratio of the allowance for credit losses to total nonaccrual assets was 197 percent at September 30, 1995, up from 177 percent at December 31, 1994.

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

=============================================================================================================================

COMPOSITION OF ALLOWANCE FOR CREDIT LOSSES
-----------------------------------------------------------------------------------------------------------------------------
                                                                        1995                                   1994
                                                      ---------------------------------------         -----------------------
(IN MILLIONS)                                         Sept. 30        June 30        March 31         Dec. 31        Sept. 30
-----------------------------------------------------------------------------------------------------------------------------
Special mention and classified:
  Historical loss experience component                  $  483         $  472          $  473          $  516          $  292
  Credit management allocated component                    439            410             410             428             626
-----------------------------------------------------------------------------------------------------------------------------
    Total special mention and classified                   922            882             883             944             918

Other:
  Domestic consumer                                      1,189          1,143           1,081           1,059           1,048
  Domestic commercial                                      231            219             224             223             225
  Foreign                                                  317            331             324             270             189
-----------------------------------------------------------------------------------------------------------------------------
    Total allocated                                      2,659          2,575           2,512           2,496           2,380

Unallocated                                                996          1,120           1,213           1,194           1,245
-----------------------------------------------------------------------------------------------------------------------------
                                                        $3,655         $3,695          $3,725          $3,690          $3,625
--------------------------------------------------------=====================================================================

                   Net credit losses for the third quarter of 1995 increased
                   $45 million from the amount reported in the same period a year ago. This increase resulted primarily from higher net credit losses in the foreign, commercial and industrial, credit card, and other consumer portfolios, partially offset by lower charge-offs in the construction and development loans secured by real estate portfolio. Net credit losses for the first nine months of 1995 declined $76 million from the amount reported for the comparable period of 1994. This decline was largely due to a $69 million increase in net credit recoveries in the foreign portfolio. These improvements were primarily due to recoveries on borrowers in Brazil and Ecuador and from an allocated transfer risk reserve adjustment that occurred during the second quarter of 1995.

====================================================================================================================================

QUARTERLY CREDIT LOSS EXPERIENCE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       1995                         1994          NINE MONTHS ENDED
                                                          -----------------------------     ------------------       SEPTEMBER 30
                                                            THIRD     SECOND      FIRST      FOURTH      THIRD      ---------------
(DOLLAR AMOUNTS IN MILLIONS)                              QUARTER    QUARTER    QUARTER     QUARTER    QUARTER      1995       1994
-----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period                              $ 3,695    $ 3,725    $ 3,690     $ 3,625    $ 3,414   $ 3,690    $ 3,508
CREDIT LOSSES
Domestic consumer:
 Residential first mortgages                                   12         11         14          15         14        37         34
 Residential junior mortgages                                  19         19         17          20         18        55         68
 Credit card                                                  101         99         86          91         93       286        291
 Other consumer                                                61         54         54          55         55       169        176
Domestic commercial:
 Commercial and industrial                                     19         20         18           9          9        57         38
 Loans secured by real estate                                   7         24          9           7          9        40         45
 Construction and development loans secured by real estate      8         11         11           9         42        30         77
 Financial institutions                                         1          -          -           1          -         1          1
 Agricultural                                                   -          1          2           6          -         3          2
 Lease financing                                                -          -          -           1          -         -          -
Foreign                                                        27        (26)/a/      1           2          7         2         40
-----------------------------------------------------------------------------------------------------------------------------------
    Total credit losses                                       255        213        212         216        247       680        772

CREDIT LOSS RECOVERIES
Domestic consumer:
 Residential first mortgages                                    -          1          -           3          1         1          1
 Residential junior mortgages                                   3          5          4           4          4        12         14
 Credit card                                                   10         12         12          12         19        34         42
 Other consumer                                                18         19         19          19         26        56         68
Domestic commercial:
 Commercial and industrial                                     13         16         32          19         34        61         75
 Loans secured by real estate                                   3          4          3           8          6        10         17
 Construction and development loans secured by real estate     41         14          8          18         22        63         64
 Financial institutions                                         2          2          -          10          2         4          6
 Agricultural                                                   2          1          2           2          2         5          6
 Lease financing                                                1          1          2           2          1         4          4
Foreign                                                        11          8         53          83         24        72         41
-----------------------------------------------------------------------------------------------------------------------------------
    Total credit loss recoveries                              104         83        135         180        141       322        338
-----------------------------------------------------------------------------------------------------------------------------------
      Total net credit losses                                 151        130         77          36        106       358        434

Provision for credit losses                                   110        100        100         100        110       310        360
Allowance related to mergers and acquisitions/b/                -          -          3           -        241         3        241
Other net additions (deductions)                                1          -          9           1        (34)       10        (50)
-----------------------------------------------------------------------------------------------------------------------------------
       BALANCE, END OF PERIOD                             $ 3,655    $ 3,695    $ 3,725     $ 3,690    $ 3,625   $ 3,655    $ 3,625
----------------------------------------------------------=========================================================================

ANNUALIZED RATIO OF NET CREDIT LOSSES (RECOVERIES)
 TO AVERAGE LOAN OUTSTANDINGS
Domestic consumer:
 Residential first mortgages                                 0.13%      0.12%      0.16%       0.15%      0.16%     0.14%      0.14%
 Residential junior mortgages                                0.45       0.42       0.38        0.46       0.41      0.42       0.55
 Credit card                                                 4.28       4.41       3.84        4.11       4.05      4.18       4.64
 Other consumer                                              1.20       1.01       1.10        1.13       0.98      1.11       1.24
Domestic commercial:
 Commercial and industrial                                   0.07       0.06      (0.20)      (0.14)     (0.40)    (0.02)     (0.22)
 Loans secured by real estate                                0.16       0.74       0.24       (0.04)      0.11      0.38       0.41
 Construction and development loans secured by real estate  (3.97)     (0.36)      0.33       (0.86)      2.07     (1.30)      0.42
 Financial institutions                                     (0.26)     (0.31)         -       (1.22)     (0.26)    (0.20)     (0.36)
 Agricultural                                               (0.42)         -          -        0.79      (0.37)    (0.20)     (0.28)
 Lease financing                                            (0.17)     (0.16)     (0.36)      (0.25)     (0.31)    (0.23)     (0.31)
    Total domestic                                           0.42       0.53       0.43        0.39       0.44      0.46       0.54
Foreign                                                      0.29      (0.62)     (1.03)      (1.62)     (0.37)    (0.43)     (0.01)
 TOTAL                                                       0.40       0.36       0.22        0.10       0.32      0.33       0.46
RATIO OF ALLOWANCE TO LOANS AT QUARTER END                   2.42       2.48       2.58        2.62       2.61      2.42       2.61
EARNINGS COVERAGE OF NET CREDIT LOSSES/c/                    8.75x      9.25x     14.96x      31.00x      9.82x    10.27x      7.10x
-----------------------------------------------------------------------------------------------------------------------------------

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

================================================================================

NONPERFORMING      Total nonaccrual assets decreased $225 million, or 11
ASSETS             percent, between year-end 1994 and September 30, 1995. This decrease reflected improvements in certain segments of the credit portfolio, particularly in construction and development loans secured by real estate and foreign loans.
                   These improvements were primarily due to full or partial payments on nonaccrual loans and the restoration of nonaccrual loans to accrual status. Decreases due to improvements in credit quality were partially offset by growth in nonaccrual domestic commercial and industrial loans, which reflected the placement of certain large corporate borrowers on nonaccrual status during the second and third quarters of 1995.

                   BAC's nonperforming assets ratios also improved during the first nine months of 1995. The ratio of nonperforming assets (comprised of nonaccrual assets and other real estate owned) to total assets declined 19 basis points from year-end 1994 to 1.03 percent at September 30, 1995. In addition, at September 30, 1995, the ratio of nonaccrual loans to total loans was 1.22 percent, down from 1.48 percent at December 31, 1994. Management believes that improvement in credit quality may not continue in the future.

                   Other real estate owned (OREO) was $509 million at September 30, 1995, down $46 million, or 8 percent, from $555 million at December 31, 1994. This decline was primarily attributable to sales and net writedowns.

                   Effective January 1, 1995, BAC adopted SFAS No. 114. The adoption of SFAS No. 114 did not have a material effect on BAC's financial position or results of operations. Impaired loans amounted to $1,333 million at September 30, 1995. For more information on the adoption of this Statement, refer to
                   Note 4 of the Notes to Consolidated Financial Statements on pages 7 and 8.

                   For further information concerning nonaccrual assets, refer to the tables below and on pages 37 and 38.

==========================================================================================================

ANALYSIS OF CHANGE IN NONACCRUAL ASSETS
----------------------------------------------------------------------------------------------------------
                                                           1995                               1994
                                           -----------------------------------       ---------------------
                                             THIRD        SECOND         FIRST        FOURTH         THIRD
(IN MILLIONS)                              QUARTER       QUARTER       QUARTER       QUARTER       QUARTER
----------------------------------------------------------------------------------------------------------
Balance, beginning of quarter               $1,962        $1,935        $2,080        $2,084        $2,222

Additions:
  Loans placed on nonaccrual status            392           333           175           362           200
  Acquired in the Continental merger             -             -             -             -           245
Deductions:
  Sales                                         (8)           (1)           (5)           (9)         (167)
  Restored to accrual status                  (151)          (86)          (92)         (107)         (145)
  Foreclosures                                 (55)          (11)          (15)          (32)          (19)
  Charge-offs                                  (35)          (42)          (19)          (19)          (47)
  Other, primarily payments                   (250)         (166)         (189)         (199)         (205)
----------------------------------------------------------------------------------------------------------
    BALANCE, END OF QUARTER                 $1,855        $1,962        $1,935        $2,080        $2,084
----------------------------------------------------------------------------------------------------------

=================================================================================================================================

NONACCRUAL ASSETS, RESTRUCTURED LOANS, AND LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
---------------------------------------------------------------------------------------------------------------------------------

                                                                            1995                                   1994
                                                           ---------------------------------------        -----------------------
(IN MILLIONS)                                              SEPT. 30        JUNE 30        MARCH 31        DEC. 31        SEPT. 30
---------------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS
Domestic consumer loans:
  Residential first mortgages                                $  314         $  310          $  311         $  319          $  359
  Residential junior mortgages                                   67             67              65             56              44
  Other consumer                                                  3              4              10              7               5
Domestic commercial loans:
  Commercial and industrial                                     645            609             429            453             352
  Loans secured by real estate                                  329            336             341            347             412
  Construction and development loans secured by real estate     271            418             549            647             672
  Financial institutions                                          2              3               4              3              12
  Agricultural                                                   35             32              36             31              45
  Lease financing                                                 1              1               1              1              13
---------------------------------------------------------------------------------------------------------------------------------
                                                              1,667          1,780           1,746          1,864           1,914
Foreign loans:
  Commercial and industrial                                     151            134             133            157              95
  Banks and other financial institutions                          -             11              19             22              10
  Governments and official institutions                          24             27              28             24              17
  Other                                                          10             10               9             12              30
---------------------------------------------------------------------------------------------------------------------------------
                                                                185            182             189            215             152
Other interest-bearing assets                                     3              -               -              1              18
---------------------------------------------------------------------------------------------------------------------------------
                                                             $1,855/a/      $1,962/a/       $1,935/a/      $2,080/a/       $2,084/a/
-------------------------------------------------------------====================================================================
RESTRUCTURED LOANS
Domestic commercial:
  Commercial and industrial                                  $   78         $   72          $   73         $   71          $   79
  Loans secured by real estate                                   19             16              13             15              11
  Construction and development loans secured by real estate       3              1               9              2               2
  Agricultural                                                    1              9              13              7               1
  Lease financing                                                 -              -               -              -               1
---------------------------------------------------------------------------------------------------------------------------------
                                                                101             98             108             95              94
Foreign/b/                                                        1              1               1              2              36
---------------------------------------------------------------------------------------------------------------------------------
                                                             $  102         $   99          $  109         $   97          $  130
-------------------------------------------------------------====================================================================
LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
Domestic consumer:
  Residential first mortgages                                $  181         $  172          $  142         $  133          $   91
  Residential junior mortgages                                   19              7              10             23              21
  Other consumer                                                141            142             137            136             126
Domestic commercial:
  Commercial and industrial                                      30             65              15             25              76
  Loans secured by real estate                                   62             19              20             54              70
  Construction and development loans secured by real estate       4             33              35             38              34
  Financial institutions                                          1             19               -             16               -
  Agricultural                                                    -              1               -              8               -
  Lease financing                                                 -              -               -              1               -
---------------------------------------------------------------------------------------------------------------------------------
                                                                438            458             359            434             418
Foreign                                                           1              1              10              2               2
---------------------------------------------------------------------------------------------------------------------------------
                                                             $  439        $   459          $  369         $  436          $  420
-------------------------------------------------------------====================================================================

/a/ Excludes certain nonaccrual debt-restructuring par bonds and other instruments that were included in available-for-sale and held-to-maturity securities of $189 million at September 30, 1995, $296 million at June 30, 1995, $367 million at March 31, 1995, $441 million at December 31, 1994, and $393 million at September 30, 1994. Also excludes certain other nonaccrual loans and other instruments issued by various governments of $3 million at September 30, 1995, $3 million at June 30, 1995, $3 million at March 31, 1995, $8 million at December 31, 1994, and $44 million at September 30, 1994 that were included in other assets at the lower of cost or fair value.

/b/ Excludes debt restructurings with countries that have experienced liquidity problems of $1.9 billion at September 30, 1995, $2.1 billion at June 30, 1995, $1.8 billion at March 31, 1995 and December 31, 1994, and $1.9 billion at September 30, 1994. The majority of these instruments were classified as either available-for-sale or held-to-maturity securities.

===================================================================================================================================

INTEREST INCOME FOREGONE ON NONACCRUAL ASSETS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  NINE MONTHS ENDED
(IN MILLIONS)                                                                                                    SEPTEMBER 30, 1995
-----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Interest income that would have been recognized had the assets
 performed in accordance with their original terms                                                                            $ 241
Less:  Interest income included in the results of operations                                                                     66
-----------------------------------------------------------------------------------------------------------------------------------
 Domestic interest income foregone                                                                                              175

FOREIGN
Interest income that would have been recognized had the assets
 performed in accordance with their original terms                                                                               20
Less:  Interest income included in the results of operations                                                                     15
-----------------------------------------------------------------------------------------------------------------------------------
 Foreign interest income foregone                                                                                                 5
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                              $ 180
------------------------------------------------------------------------------------------------------------------------------=====

===================================================================================================================================

CASH INTEREST PAYMENTS ON NONACCRUAL ASSETS BY LOAN TYPE/a/
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30, 1995
                                                 SEPTEMBER 30, 1995                         ---------------------------------------
                             -------------------------------------------------------------                      CASH INTEREST
                                                        CUMULATIVE               BOOK AS A     AVERAGE         PAYMENTS APPLIED
                             CONTRACTUAL                  INTEREST  NONACCRUAL  PERCENTAGE  NONACCRUAL  ---------------------------
                               PRINCIPAL   CUMULATIVE      APPLIED        BOOK          OF        BOOK  AS INTEREST
(DOLLAR AMOUNTS IN MILLIONS)     BALANCE  CHARGE-OFFS TO PRINCIPAL     BALANCE CONTRACTUAL     BALANCE       INCOME  OTHER/B/ TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages     $  316       $    1         $  1      $  314          99%     $  315          $ 7   $  -      $ 7
  Residential junior mortgages        69            2            -          67          97          64            4      -        4
  Other consumer                      19           14            2           3          16           5            -      -        -
Commercial:
  Commercial and industrial        1,154          401          108         645          56         521           20     25       45
  Loans secured by real estate       547          180           38         329          60         338           15     12       27
  Construction and development
   loans secured by real estate      516          219           26         271          53         481           16     11       27
  Financial institutions              12            7            3           2          17           3            -      -        -
  Agricultural                        57           15            7          35          61          36            4      2        6
  Lease financing                      1            -            -           1         100           1            -      -        -
-----------------------------------------------------------------------------------------------------------------------------------
                                   2,691          839          185       1,667          62       1,764           66     50      116
 FOREIGN
 Commercial and industrial           303          127           25         151          50         145           11      5       16
 Banks and other financial
  institutions                         5            1            1           3          60          12            1      1        2
 Governments and official
  institutions                        37           13            -          24          65          26            3      -        3
 Other                                35           22            3          10          29          10            -      1        1
-----------------------------------------------------------------------------------------------------------------------------------
                                     380          163           29         188          49         193           15      7       22
-----------------------------------------------------------------------------------------------------------------------------------
                                   $3,071      $1,002         $214      $1,855          60%     $1,957          $81    $57    $ 138
-----------------------------------================================================================================================

 CASH YIELD ON AVERAGE TOTAL NONACCRUAL BOOK BALANCE                                                                           9.43%
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

FOREIGN EXCHANGE AND DERIVATIVES CONTRACTS
================================================================================

                   BAC uses foreign exchange and derivatives contracts in both its trading and its asset and liability management activities. Foreign exchange and derivatives contracts include futures, forwards, swaps, and options contracts, all of which derive their value from underlying interest rates, foreign exchange rates, commodity values, or equity instruments. Certain transactions involve standardized contracts executed on organized exchanges, while other transactions are negotiated over-the-counter, with the terms tailored to meet the needs of BAC and its clients. Counterparties to BAC's foreign exchange and derivatives contracts generally include U.S. and foreign banks, nonbank financial institutions, corporations, governments, and asset managers.

                   BAC earns trading revenue by executing transactions to support customers' risk management needs, by efficiently managing the positions that result from these transactions, and by making markets in a wide variety of trading products. Using its expertise and global presence, BAC executes foreign exchange and derivatives transactions to aid its customers in managing their risk exposures to interest rates, exchange rates, prices of securities, and financial or commodity indices.

                   BAC also acts as an end-user by employing foreign exchange and derivatives contracts in connection with its own asset and liability management, primarily through hedging activities. More specifically, BAC primarily uses interest rate derivatives instruments to manage the interest rate risk associated with its assets and liabilities, including residential loans, long-term debt, and deposits.

                   Similar to on-balance-sheet financial instruments such as loans and investment securities, off-balance-sheet financial instruments are subject to various types of risks. These risks include credit risk (the risk that a loss may occur from the failure of a customer to perform according to the terms of the contract), market risk (the sensitivity of future earnings to price or rate changes), liquidity risk (the risk of BAC being unable to meet its funding requirements or execute a transaction at a reasonable price), and operational risk (the risk that inadequate internal controls, procedures, human error, system failure, or fraud can result in unexpected losses). For a detailed discussion of these risks and how they are managed, refer to pages 28-30 and 39-43 of BAC's 1994 Annual Report to Shareholders.

                   For additional information concerning foreign exchange and derivatives contracts, including their respective notional, credit risk, credit exposure, and fair value amounts, refer to Note 11 of the Notes to Consolidated Financial Statements on pages 10-14.

INTEREST RATE RISK MANAGEMENT
================================================================================

                   BAC's governing interest rate risk management objective is to minimize the potential for significant loss. Risk is measured in terms of potential impact on both BAC's economic value and reported earnings. Economic value calculations measure changes in the present value of future net cash flows from all assets and liabilities until maturity. Those changes can result from interest rate movements or from altered expectations of future market conditions. BAC measures earnings variability by estimating the potential effect of changes in interest rates on projected net income over a three-year period.

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


                   Net Interest Rate Risk Position (plot point graph in non-EDGAR version)

                   (in billions of dollars)          12/31/91  12/31/92  12/31/93  12/31/94  9/30/95
                   Net Interest Rate Risk Position  $   (8.1) $   (6.9) $     1.0 $   (2.8) $  (1.2)

                   Graph indicates the composite long(+) or short(-) position measured across the entire maturity mismatch profile and expressed as a one-year mismatch position bearing the same aggregate level of risk.

                   Gap mismatches result from timing differences in the repricing or maturing of assets, liabilities, and off-balance-sheet financial instruments. Expected interest rate sensitivity of individual categories of U.S. dollar-denominated assets and liabilities as of September 30, 1995 is shown in the table on page 41.


=================================================================================================================

U.S. DOLLAR DENOMINATED INTEREST RATE SENSITIVITY BY REPRICING OR MATURITY DATES
-----------------------------------------------------------------------------------------------------------------
                                                                          SEPTEMBER 30, 1995
                                                   --------------------------------------------------------------
                                                             (GREATER THAN) (GREATER THAN)    OVER
(DOLLAR AMOUNTS IN MILLIONS)                       0-6 MONTHS  6-12 MONTHS      1-5 YEARS    5 YEARS        TOTAL
 DOMESTIC ASSETS
 Interest-bearing deposits in banks                  $      8     $      -       $      -    $     -       $    8
 Federal funds sold and securities
   purchased under resale agreements                    1,163            -              -          -        1,163
 Trading account securities                             1,028            -              -          -        1,028
 Loans:
  Prime indexed                                        17,967            -              -          -       17,967
  Adjustable rate residential first mortgages          10,668        5,290          7,323      6,282       29,563
  Other loans, net                                     38,303        5,266         16,088      9,013       68,670
 Other assets                                          22,415          644         11,806      8,015       42,880
-----------------------------------------------------------------------------------------------------------------
   Domestic Assets                                     91,552       11,200         35,217     23,310      161,279
-----------------------------------------------------------------------------------------------------------------
 DOMESTIC LIABILITIES AND STOCKHOLDERS' EQUITY
 Domestic deposits                                    (61,672)     (11,200)       (23,229)   (18,522)    (114,623)
 Other short-term borrowings                           (8,481)        (600)             -          -       (9,081)
 Long-term debt and subordinated capital notes         (7,308)        (603)        (2,250)    (5,486)     (15,647)
 Other liabilities and stockholders' equity            (9,869)        (173)        (9,474)   (15,310)     (34,826)
-----------------------------------------------------------------------------------------------------------------
   Domestic Liabilities and Stockholders' Equity      (87,330)     (12,576)       (34,953)   (39,318)    (174,177)

 OFFSHORE FUNDING BOOKS, NET                           (1,998)         278            420      1,300            -
-----------------------------------------------------------------------------------------------------------------
   Core Gap Before Risk Management Positions            2,224       (1,098)           684    (14,708)     (12,898)
-----------------------------------------------------------------------------------------------------------------

 INTEREST RATE RISK MANAGEMENT POSITIONS
-----------------------------------------------------------------------------------------------------------------

 Investment securities/a/                               1,521        1,362          4,899      5,116       12,898
 Off-balance-sheet financial instruments/b/            (8,749)       3,552         (2,747)     7,944            -
-----------------------------------------------------------------------------------------------------------------
   Total Interest Rate Risk Management Positions       (7,228)       4,914          2,152     13,060       12,898
-----------------------------------------------------------------------------------------------------------------
   Net Gap                                             (5,004)       3,816          2,836     (1,648)           -
-----------------------------------------------------------------------------------------------------------------
      Cumulative Gap                                 $ (5,004)    $ (1,188)      $  1,648    $     -       $    -
-----------------------------------------------------------------------------------------------------------------

 /a/ Available-for-sale and held-to-maturity securities.

 /b/ Represents the repricing effect of off-balance-sheet positions, which include interest rate swaps, futures contracts, and similar agreements.


                   At September 30, 1995, BAC had a "core" imbalance before risk management positions as liabilities and equity exceeded assets by approximately $13 billion. BAC's risk management activities eliminated this imbalance while reducing gaps in individual repricing periods. Investment securities and "receive fixed" swaps essentially neutralized core gaps beyond one year.

FUNDING AND CAPITAL
================================================================================

LIQUIDITY          Liquid assets consist of cash and due from banks, interest-
REVIEW             bearing deposits in banks, federal funds sold, securities
                   purchased under resale agreements, trading account assets, and available-for-sale securities. At September 30, 1995, liquid assets totaled $45.3 billion, up $2.6 billion from the amount reported at year-end 1994. This growth in liquid assets can be primarily attributed to increases in trading account assets and securities purchased under resale agreements, partially offset by decreases in cash and due from banks and interest-bearing deposits in banks.

--------------------------------------------------------------------------------

CAPITAL            At September 30, 1995, stockholders' equity totaled $19.9
MANAGEMENT         billion, up from $18.9 billion at December 31, 1994. Common equity increased $1.4 billion during the first nine months of 1995, while preferred stock declined $0.4 billion.

                   Common equity increased $1.3 billion due to year-to-date 1995 earnings net of preferred and common stock dividends. In addition, common equity increased $0.5 billion due to the issuance of 2.9 million shares in connection with the acquisition of Arbor National Holdings, Inc. during the first quarter of 1995 and 5.4 million shares issued in connection with the conversion of 99 percent of BAC's 6 1/2% Cumulative Convertible Preferred Stock, Series G to common stock during the second quarter of 1995. Also, during the first nine months of 1995, the net unrealized loss on available-for-sale securities decreased $275 million. These increases in common equity were partially offset by the common stock repurchases discussed below.

                   In connection with its previously announced stock repurchase program, BAC repurchased 3.5 million shares of its common stock during the third quarter of 1995 at an average per-share price of $57.48. These shares were repurchased on the open market over 26 trading days and represented approximately 5 percent of the total volume of BAC common stock traded on those days. Year-to-date common stock repurchases under this program totaled 13.0 million shares at an average per-share price of $51.58. For additional information regarding the stock repurchase program, refer to
                   Note 7 of the Notes to Consolidated Financial Statements on page 9.

                   Preferred stock decreased $445 million during the first nine months of 1995. This decline resulted from the redemption of all outstanding shares of BAC's 11% Cumulative Fixed Preferred Stock, Series I, on September 30, 1995, and the conversion and redemption of BAC's 6 1/2% Cumulative Convertible Preferred Stock, Series G and its Adjustable Rate Preferred Stock, Series 1 during the second quarter of 1995. For additional information regarding these preferred stock transactions, refer to Note 8 of the Notes to Consolidated Financial Statements on Page 9.

===============================================================================================================================

RISK-BASED CAPITAL, RISK-WEIGHTED ASSETS, AND RISK-BASED CAPITAL RATIOS
-------------------------------------------------------------------------------------------------------------------------------

                                                                          1995                                   1994
                                                          -------------------------------------          ----------------------
(DOLLAR AMOUNTS IN MILLIONS)                              SEPT. 30       JUNE 30       MARCH 31          DEC. 31       SEPT. 30
-------------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL
Common stockholders' equity                               $ 17,289     $  16,966      $  16,433        $  16,149      $  15,763
Perpetual preferred stock                                    2,623         2,723          3,068            3,068          3,368
Less: Goodwill, nongrandfathered core deposit and
  other identifiable intangibles, and other deductions/a/   (5,352)       (5,409)        (5,550)          (5,559)        (5,701)
-------------------------------------------------------------------------------------------------------------------------------
  Tier 1 capital                                            14,560        14,280         13,951           13,658         13,430
Eligible portion of the allowance for credit losses          2,526         2,506          2,419            2,366          2,355
Hybrid capital instruments                                     214           264            336              336            337
Subordinated notes and debentures                            5,865         5,717          5,724            5,707          5,558
Less:  Other deductions                                       (148)         (142)          (145)            (114)          (104)
-------------------------------------------------------------------------------------------------------------------------------
  Tier 2 capital                                             8,457         8,345          8,334            8,295          8,146
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL RISK-BASED CAPITAL                            $ 23,017     $  22,625       $ 22,285        $  21,953      $  21,576
----------------------------------------------------------=====================================================================
RISK-WEIGHTED ASSETS
Balance-sheet assets:
  Trading account assets                                  $  3,457     $   3,384       $  2,768        $   2,773      $   2,408
  Available-for-sale and held-to-maturity securities         5,238         5,314          5,157            4,950          5,149
  Loans                                                    128,826       126,437        123,443          120,808        118,448
  Other assets                                              17,026        17,929         16,512           15,924         16,564
-------------------------------------------------------------------------------------------------------------------------------
   Total balance-sheet assets                              154,547       153,064        147,880          144,455        142,569
-------------------------------------------------------------------------------------------------------------------------------
Off-balance-sheet items:
  Credit-related financial instruments                      40,975        40,155         37,576           37,024         36,810
  Foreign exchange and derivatives contracts                 4,927         5,543          6,225            5,638          6,807
  Securities lent                                              215           287            281              693            772
-------------------------------------------------------------------------------------------------------------------------------
   Total off-balance-sheet items                            46,117        45,985         44,082           43,355         44,389
-------------------------------------------------------------------------------------------------------------------------------
     TOTAL RISK-WEIGHTED ASSETS                           $200,664      $199,049       $191,962         $187,810       $186,958
----------------------------------------------------------=====================================================================
RISK-BASED CAPITAL RATIOS

Tier 1 capital                                                7.26%         7.17%          7.27%            7.27%          7.18%

Tier 2 capital                                                4.21          4.20           4.34             4.42           4.36
-------------------------------------------------------------------------------------------------------------------------------
     TOTAL RISK-BASED CAPITAL RATIO                          11.47%        11.37%         11.61%           11.69%         11.54%
----------------------------------------------------------=====================================================================
TIER 1 LEVERAGE RATIO                                        6.80%         6.68%          6.84%            6.74%          6.59%/b/
-------------------------------------------------------------------------------------------------------------------------------

/a/ Includes nongrandfathered CDI and other identifiable intangibles acquired after February 19, 1992 of $877 million and $90 million, respectively, at September 30, 1995, $897 million and $93 million, respectively, at June 30, 1995, $915 million and $97 million, respectively, at March 31, 1995, $937 million and $100 million, respectively, at December 31, 1994, and $953 million and $110 million, respectively, at September 30, 1994. Also includes $24 million, $24 million, $122 million, $111 million, and $140 million, at September 30, 1995, June 30, 1995, March 31, 1995, December 31, 1994, and
    September 30, 1994, respectively, of the excess of the net book value over 90 percent of the fair value of purchased mortgage servicing rights and credit card intangibles.

/b/ The leverage ratio is based on period-end total assets rather than average total assets as this ratio is more indicative of future leverage ratios. The ratio using Tier 1 capital based on average total assets was 6.96% at September 30, 1994.

                   BAC's risk-based capital ratios continued to exceed regulatory guidelines for "well-capitalized" status. BAC's total and Tier 1 risk-based capital ratios decreased 23 basis points and 2 points, respectively, between December 31, 1994 and September 30, 1995. These declines primarily resulted from an increase in total risk-weighted assets, in particular, loans and off-balance-sheet credit-related commitments. BAC's Tier 1 leverage ratio was 6.80 percent at September 30, 1995, compared with 6.74 percent at December 31, 1994.

OTHER INFORMATION
================================================================================

ITEM 6.        (a)  Exhibits:
EXHIBITS AND
REPORTS ON     Exhibit
FORM 8-K       Number         Exhibit
               -------        -------

               10.a. BankAmerica Corporation 1992 Management Stock Plan, as amended*

               10.b. BankAmerica Corporation 1987 Management Stock Plan, as amended*

               10.c. BankAmerica Corporation Management Incentive Stock Plan, as amended*

               10.d. Security Pacific Corporation Stock-Based Incentive Award Plan, as amended*

               10.e. Security Pacific Corporation Stock Option Plan, as amended*


               10.f. BankAmerica Corporation Amended and Restated Deferred Compensation Plan for Directors, amendment*


               27             Financial Data Schedule

               -----------------------------------------------------------------

               *Management contract or compensatory plan, contract, or
                arrangement.

               (b)  Reports on Form 8-K:

               During the third quarter of 1995, the Parent filed a report on Form 8-K dated July 19, 1995. The July 19, 1995 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Second Quarter Earnings." After the third quarter of 1995, the Parent filed reports on Form 8-K dated October 2, 1995 and October 18, 1995. The October 2, 1995 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Board Increases Preferred Stock Repurchase Authorization to $750 million From $500 million." The October 18, 1995 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Third Quarter Earnings."

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


                                    BANKAMERICA CORPORATION
                                    Registrant

                                    By Principal Financial Officer and
                                    Duly Authorized Signatory:



                                    /s/ LEWIS W. COLEMAN
                                    --------------------
                                    Lewis W. Coleman
                                    Vice Chairman of the Board and
                                    Chief Financial Officer
                                    November 9, 1995



                                    By Chief Accounting Officer and
                                    Duly Authorized Signatory:



                                    /s/ JAMES H. WILLIAMS
                                    ---------------------
                                    James H. Williams
                                    Executive Vice President
                                    and Chief Accounting Officer
                                    November 9, 1995

[BANKAMERICA CORPORATION LOGO APPEARS HERE]

BankAmerica


Other information about BankAmerica Corporation may be found in its Annual Report to Shareholders. This report, as well as additional copies of this Analytical Review and Form 10-Q, may be obtained from:

Corporate Public Relations #3124
Bank of America
P.O. Box 37000
San Francisco, CA 94137





                                              [RECYCLED PAPER    Recycled
                                               LOGO APPEARS      Paper
                                               HERE]


NL-9 11/95

                            GRAPHICS APPENDIX INDEX


BankAmerica Corporation
Third Quarter 1995 10-Q
page reference                  Description of omitted graphic
-----------------------         ------------------------------
          40                    Net Interest Rate Risk
                                 Position
                                (Plot point graph in non-EDGAR
                                 version)

                                 EXHIBIT INDEX

Exhibit
Reference      Description
---------      -----------
10.a.          BankAmerica Corporation 1992 Management Stock Plan, as amended*

10.b.          BankAmerica Corporation 1987 Management Stock Plan, as amended*

10.c. BankAmerica Corporation Management Incentive Stock Plan, as amended*

10.d. Security Pacific Corporation Stock-Based Incentive Award Plan, as amended*

10.e.          Security Pacific Corporation Stock Option Plan, as amended*

10.f.          BankAmerica Corporation Amended and Restated Deferred
               Compensation Plan for Directors, Amendment*

27             Financial Data Schedule

___________________________________
     * Management contract or compensatory plan, contract, or arrangement.


4117956