Form 10-K405
period 1995-12-31
BANKAMERICA CORP
filed 1996-03-15
CIK 9672

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 1995
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                        Commission file number:  1-7377.

             Exact name of registrant as specified in its charter:

                            BANKAMERICA CORPORATION

                             Address and telephone
State of incorporation: of principal executive offices: I.R.S. Employer I.D. No:
     Delaware.                                                 94-1681731.
                            Bank of America Center
                        San Francisco, California 94104
                                 415-622-3530.

          Securities registered pursuant to Section 12(b) of the Act:

New York, Chicago, and Pacific Stock Exchanges: Common Stock, Par Value $1.5625 and Preferred Share Purchase Rights

New York Stock Exchange:

Cumulative Adjustable Preferred          9% Cumulative Preferred Stock,           Depositary Shares Each Representing a
  Stock, Series A                          Series H                                One-Twentieth Interest in a Share of:
Cumulative Adjustable Preferred          8 3/8% Cumulative Preferred Stock,         11%  Preferred Stock, Series J
  Stock, Series B                          Series K                                 8.16%  Cumulative Preferred Stock,
9 5/8% Cumulative Preferred Stock,       Floating Rate Subordinated Capital           Series L
  Series F                                  Notes Due August 15, 1996               7 7/8% Cumulative Preferred Stock,
                                                                                      Series M
                                                                                    8 1/2% Cumulative Preferred Stock,
                                                                                       Series N

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

                             Yes  X    No
                                -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price on the consolidated transaction reporting system on January 31, 1996, was in excess of $24.6 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1996.
        Common Stock, $1.5625 par value------365,918,099 shares
                     outstanding on January 31, 1996.*

            *In addition, 19,338,165 shares were held in treasury.
        Documents incorporated by reference and parts of Form 10-K into which incorporated:

Portions of the Annual Report to Shareholders for the Year
  Ended December 31, 1995                                      Parts I, II, & IV

Portions of the Proxy Statement for the May 23, 1996 Annual
  Meeting of Shareholders                                      Part III

FORM 10-K

================================================================================

PART I       Items 1 and 2. Business and Properties
                      General.....................................................................     2
                      Distribution of Assets, Liabilities, and Stockholders' Equity;
                        Interest Rates and Interest Differential..................................     4
                      Available-for-Sale and Held-to-Maturity Securities..........................     8
                      Loan Portfolio..............................................................     9
                      Summary of Credit Loss Experience...........................................    12
                      Deposits....................................................................    12
                      Return on Equity and Assets.................................................    13
                      Short-Term Borrowings.......................................................    13
                      Competition.................................................................    13
                      Supervision and Regulation..................................................    14
                      Employees...................................................................    17
             Item 3.  Legal Proceedings...........................................................    17
             Item 4.  Submission of Matters to a Vote of Security Holders.........................    17

---------------------------------------------------------------------------------------------------------

PART II      Item 5.  Market for Registrant's Common Equity and Related
                        Stockholder Matters.......................................................    18
             Item 6.  Selected Financial Data.....................................................    18
             Item 7.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................................    18
             Item 8.  Financial Statements and Supplementary Data.................................    18
             Item 9.  Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure..................................................    18
---------------------------------------------------------------------------------------------------------

PART III     Item 10. Directors and Executive Officers of the Registrant..........................    19
             Item 11. Executive Compensation......................................................    21
             Item 12. Security Ownership of Certain Beneficial Owners and Management..............    21
             Item 13. Certain Relationships and Related Transactions..............................    21
---------------------------------------------------------------------------------------------------------

PART IV      Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K............    22
---------------------------------------------------------------------------------------------------------

SIGNATURES         ...............................................................................    25

PART I


================================================================================

ITEMS 1 AND 2. BUSINESS AND PROPERTIES
________________________________________________________________________________

GENERAL BankAmerica Corporation (the Parent) is a bank holding company that was incorporated on October 7, 1968, under the laws of the state of Delaware, and is registered under the Bank Holding Company Act of 1956, as amended. At December 31, 1995, BankAmerica Corporation and consolidated subsidiaries
                   (BAC) was one of the three largest bank holding companies in the United States, based on total assets of $232.4 billion.

                   During 1994, Continental Bank Corporation (Continental) was merged with and into the Parent, and Continental's principal subsidiary, Continental Bank, was renamed Bank of America Illinois (BAI). In addition, during 1994, BAC acquired United Mortgage Holding Company in Minnesota and the Virginia processing operations of Margaretten Mortgage. During 1995, BAC completed its acquisition of Arbor National Holdings, Inc., based in New York. Additional information related to the Continental merger is incorporated by reference from Note 3 on pages 56 through 58 of the 1995 Annual Report to Shareholders. During 1995, BAC began to divest its Institutional Trust and Securities Services business. Additional information related to this divestiture is incorporated by reference from page 21 of the 1995 Annual Report to Shareholders.

                   The Parent's largest subsidiaries, based on total assets at year-end 1995, are Bank of America NT&SA (the Bank), Seattle-First National Bank (SFNB), and BAI. The Bank was founded by
                   A. P. Giannini in San Francisco, California, and began business as Bank of Italy on October 17, 1904, offering banking services to individuals and small businesses in the community. It adopted its present name on November 1, 1930, and became a subsidiary of the Parent on April 1, 1969. SFNB, the largest bank in Washington State based on total assets at December 31, 1995, was acquired by the Parent in 1983. SFNB has a major presence in the consumer and commercial banking sectors of the Pacific Northwest. BAI, headquartered in Chicago, provides corporate, middle market, and private banking services.

                   The Parent's subsidiaries also include Bank of America Arizona, Bank of America Nevada, Bank of America Oregon, and Bank of America Community Development Bank, all of which have state charters; Bank of America Alaska, N.A., Bank of America New Mexico, N.A., and Bank of America Texas, N.A., which are national banks; and Bank of America, FSB (FSB), a federal savings bank. In addition, Bank of America National Association, which holds a national charter, offers credit card services, primarily to individuals, throughout the United States.

================================================================================
                   OPERATIONS
                   =============================================================
                   The Parent, through its network of subsidiaries, provides banking and other financial services throughout the United States and in selected international markets to consumers and business customers, including corporations, governments, and other institutions.

                   In providing financial products to consumers, BAC offers retail deposit services, residential first mortgages, credit card products, manufactured housing financing, investment services, and other consumer finance products. BAC's consumer banking operations serve the largest customer base of any bank in the western United States - approximately 11 million households in 1995. In the ten western states in which BAC operates, it offers the largest full-service branch network - nearly 2,000 branches, approximately 200 of them in supermarkets and other stores. In addition, BAC's proprietary network of more than 6,600 ATMs is the nation's largest. In California, BAC's largest market, the Bank operated approximately 1,020 branches at December 31, 1995. SFNB had approximately 270 branches at December 31, 1995.

                   As a global financial intermediary, BAC provides capital-raising services, trade finance, cash management, investment banking, capital markets products, and financial advisory services to large public- and private-sector institutions that are part of the global economy.

                   In addition, BAC provides credit and other financial services to a variety of real estate market segments, including developers, investors, pension fund advisors, real estate investment trusts, and property managers.

                   The wide range of products and services available to consumers and large institutions is also provided to middle market customers (companies with annual revenues between $5 million and $250 million) primarily throughout the West and in the Midwest.

                   Furthermore, BAC provides a broad range of private banking and investment services to customers worldwide, including personal trust and investment management products, such as mutual funds, fixed-income securities, annuities, and equity securities.

                   Additional information about BAC and its operations is incorporated by reference from the inside front cover, pages 5 through 15, pages 17 through 21, Note 2 on page 56, and
                   Note 25 on page 82 of the 1995 Annual Report to Shareholders.

                   PROPERTIES
                   =============================================================

                   BAC's principal offices are located at 555 California Street in San Francisco, California.

                   SFNB's principal offices are located at 701 Fifth Avenue in Seattle, Washington.

                   BAI's principal offices are located at 231 South LaSalle Street in Chicago, Illinois.

                   At December 31, 1995, BAC owned approximately one-half of its properties. The remaining facilities were leased.

================================================================================

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
================================================================================

AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
================================================================================

                                                            Year Ended December 31, 1995            Year Ended December 31, 1994
                                                          ----------------------------------     -----------------------------------
(dollar amounts in millions)                              Balance/a/    Interest/b/  Rate/b/     Balance/a/   Interest/b/   Rate/b/
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-bearing deposits in banks                        $  5,853     $    466      7.95%       $  4,912    $    325       6.62%
Federal funds sold                                             548           32      5.89           1,318          55       4.13
Securities purchased under resale agreements                 8,823          618      7.00           6,378         351       5.51
Trading account assets                                       9,106          745      8.18           6,713         476       7.09
Available-for-sale securities/d/                             9,768/c/       764      7.83           9,675/c/      593       6.13
Held-to-maturity securities/d/                               7,192          524      7.29          10,805/c/      794       7.35
Domestic loans:
 Consumer--residential first mortgages                      35,407        2,500      7.06          32,012       1,913       5.97
 Consumer--residential junior mortgages                     13,832        1,252      9.05          13,196       1,009       7.65
 Consumer--credit card                                       8,230        1,230     14.95           7,280       1,139      15.65
 Other consumer                                             14,149        1,399      9.89          11,847       1,217      10.27
 Commercial and industrial                                  30,927        2,619      8.47          23,643       1,665       7.04
 Commercial loans secured by real estate                    10,586          957      9.04           9,407         757       8.04
 Construction and development loans secured by real estate   3,367          373     11.07/e/        3,948         307       7.78
 Financial institutions                                      2,511          143      5.69           2,142         108       5.06
 Lease financing                                             1,835          111      6.06           1,675         129       7.70
 Agricultural                                                1,619          157      9.67           1,641         129       7.87
 Loans for purchasing or carrying securities                 1,303           91      7.02           1,814          92       5.06
 Other                                                       1,394           91      6.56           1,244          76       6.10
                                                          --------     --------                  --------    --------
  Total domestic loans                                     125,160       10,923      8.73         109,849       8,541       7.77
Foreign loans                                               21,754        1,792      8.24          18,572       1,273       6.86
                                                          --------     --------                  --------    --------
 Total loan/c/                                             146,914       12,715      8.65         128,421       9,814       7.64
                                                          --------     --------                  --------    --------
 Total earning assets                                      188,204     $ 15,864      8.43         168,222    $ 12,408       7.38
                                                                       ========                              ========
Nonearning assets                                           42,641                                 37,366
Less:  Allowance for credit losses                           3,672                                  3,520
                                                          --------                               --------
  TOTAL ASSETS/f/                                         $227,173                               $202,068
                                                          ========                               ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Domestic interest-bearing deposits:
 Transaction                                              $ 13,241     $    159      1.20%       $ 13,761    $    160       1.16%
 Savings                                                    13,550          282      2.08          14,427         294       2.04
 Money market                                               29,070          870      2.99          32,625         818       2.51
 Time                                                       30,002        1,471      4.90          28,259         864       3.06
                                                          --------     --------                  --------    --------
   Total domestic interest-bearing deposits                 85,863        2,782      3.24          89,072       2,136       2.40
Foreign interest-bearing deposits/g/:
  Banks located in foreign countries                        10,245          679      6.63           6,771         421       6.23
  Governments and official institutions                      6,845          397      5.80           4,646         217       4.67
  Time, savings, and other                                  16,131        1,065      6.60          11,371         563       4.95
                                                          --------     --------                  --------    --------
   Total foreign interest-bearing deposits                  33,221        2,141      6.44          22,788       1,201       5.27
                                                          --------     --------                  --------    --------
   Total interest-bearing deposits                         119,084        4,923      4.13         111,860       3,337       2.98
Federal funds purchased                                      2,222          131      5.89             611          27       4.48
Securities sold under repurchase agreements                  9,110          581      6.38           6,455         351       5.44
Other short-term borrowings                                  9,301          630      6.77           4,231         275       6.50
Long-term debt                                              15,156        1,067      7.04          13,920         810       5.82
Subordinated capital notes                                     605           46      7.58             606          42       6.84
                                                          --------     --------                  --------    --------
   Total interest-bearing liabilities                      155,478     $  7,378      4.75         137,683    $  4,842       3.52
                                                                       ========                              ========
Domestic noninterest-bearing deposits                       33,272                                 31,938
Foreign noninterest-bearing deposits                         1,630                                  1,498
Other noninterest-bearing liabilities                       17,238                                 13,258
                                                          --------                               --------
 Total liabilities/f/                                      207,618                                184,377
 Stockholders' equity                                       19,555                                 17,691
                                                          --------                               --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $227,173                               $202,068
                                                          ========                               ========
Interest income as a percentage of average earning assets                            8.43%                                  7.38%
Interest expense as a percentage of average earning assets                          (3.92)                                 (2.88)
                                                                                   ------                                 ------
    NET INTEREST MARGIN                                                              4.51%                                  4.50%
                                                                                   ======                                 ======

================================================================================

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.

/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent basis adjustments are based on a marginal tax rate of 35 percent for 1995, 1994, and 1993.

/c/ Average balances include nonaccrual assets.

/d/ Refer to the table on page 7 for more detail on available-for-sale and held-to-maturity securities.

/e/ Rate reflects a higher level of interest recoveries on nonaccrual loans during the year ended December 31, 1995 as compared to the years ended December 31, 1994 and 1993.

/f/ The percentage of average total assets attributable to foreign operations for the years ended December 31, 1995, 1994, and 1993 was 18 percent, 18 percent, and 16 percent, respectively. The percentage of average total liabilities attributable to foreign operations for the same periods was 19 percent, 18 percent, and 16 percent, respectively.

/g/ Primarily consists of time deposits in denominations of $100,000 or more.

================================================================================

================================================================================

   Year Ended December 31, 1993                      Fourth Quarter 1995
----------------------------------            ---------------------------------
 Balance/a/   Interest/b/  Rate/b/             Balance/a/  Interest/b/  Rate/b/
----------------------------------            ---------------------------------
 $  2,642/c/   $   194     7.36%              $  5,962      $   119      7.91%
    1,131           35     3.12                    392            5      5.51
    3,903          174     4.46                  8,204          147      7.09
    6,341          375     5.91                  9,568          200      8.28
    4,118          280     6.79                  9,951          196      7.86
   15,759        1,123     7.13                  6,614          120      7.22

   29,548        1,858     6.29                 36,361          674      7.42
   13,388        1,056     7.89                 13,691          306      8.85
    7,499        1,220    16.26                  8,750          318     14.55
   11,271        1,174    10.41                 15,633          389      9.87
   20,580        1,301     6.32                 31,940          666      8.27
    9,707          729     7.51                 10,768          241      8.95
    5,718          295     5.17                  3,237           84     10.23
    1,948           68     3.48                  2,786           34      4.89
    1,773          219    12.36                  1,876           26      5.53
    1,605          122     7.62                  1,572           37      9.44
    1,447           59     4.05                  1,284           22      6.83
    1,099           55     5.03                  1,410           23      6.59
 --------      -------                        --------      -------
  105,583        8,156     7.73                129,308        2,820      8.68
   19,531        1,312     6.72                 22,588          468      8.22
 --------      -------                        --------      -------
  125,114        9,468     7.57                151,896        3,288      8.62
 --------      -------                        --------      -------
  159,008      $11,649     7.32                192,587      $ 4,075      8.42
   30,144      =======                          43,286      =======
    3,826                                        3,604
 --------                                     --------
 $185,326                                     $232,269
 ========


 $ 13,469      $   181     1.34%              $ 13,165      $    40      1.21%
   13,977          312     2.23                 13,216           70      2.08
   34,182          851     2.49                 28,271          221      3.11
   30,939          772     2.50                 29,776          385      5.12
 --------      -------                        --------      -------
   92,567        2,116     2.29                 84,428          716      3.36

    3,346          230     6.88                 11,856          196      6.54
    1,927           78     4.08                  7,446          106      5.67
   10,276          547     5.32                 17,680          289      6.49
 --------      -------                        --------      -------
   15,549          855     5.50                 36,982          591      6.34
 --------      -------                        --------      -------
  108,116        2,971     2.75                121,410        1,307      4.27
      570           16     2.78                  2,492           35      5.60
    2,837          158     5.58                  9,051          147      6.44
    3,088          201     6.52                  9,653          168      6.88
   14,090          727     5.16                 15,100          265      6.98
    1,499          113     7.52                    605           12      7.50
 --------      -------                        --------      -------
  130,200      $ 4,186     3.22                158,311      $ 1,934      4.84
   30,688      =======                          34,350      =======
    1,425                                        1,539
    6,728                                       18,207
 --------                                     --------
  169,041                                      212,407
   16,285                                       19,862
 --------                                     --------
 $185,326                                     $232,269
 ========                  7.32%              ========                   8.42%
                          (2.63)                                        (3.98)
                          -----                                         -----
                           4.69%                                         4.44%
                          =====                                         =====



        Fourth Quarter 1994
------------------------------------
 Balance/a/   Interest/b/  Rate/b/
------------------------------------
 $  5,860      $   108     7.33%
      837           11     5.21
    6,956          106     6.05
    6,770          125     7.31
   10,393/c/       182     6.96
    8,427/c/       156     7.40

   33,400          523     6.27
   13,397          246     7.30
    7,602          289    15.22
   12,692          350    10.93
   28,523          576     8.02
   10,018          212     8.46
    3,857           85     8.69
    2,761           37     5.32
    1,724           26     6.03
    1,668           36     8.61
    1,590           26     6.47
    1,355           21     6.15
 --------      -------
  118,587        2,427     8.15
   19,989          371     7.35
 --------      -------
  138,576        2,798     8.03
 --------      -------
  177,819      $ 3,486     7.80
   40,478      =======
    3,648
 --------
 $214,649
 ========

 $ 13,674      $    40     1.17%
   14,190           74     2.06
   32,050          215     2.67
   31,411          310     3.92
 --------      -------
   91,325          639     2.78

    8,737          138     6.26
    5,183           69     5.28
   12,313          173     5.58
 --------      -------
   26,233          380     5.75
 --------      -------
  117,558        1,019     3.44
    1,168           15     5.22
    6,623           93     5.55
    5,094           84     6.53
   14,769          245     6.56
      605           11     7.08
 --------      -------
  145,817      $ 1,467     3.99
   33,930      =======
    1,634
   14,286
 --------
  195,667
   18,982
 --------
 $214,649
 ========
                           7.80%
                          (3.27)
                          -----
                           4.53%
                          =====

--------------------------------------------------------------------------------

================================================================================

NET INTEREST INCOME ANALYSIS
================================================================================

                                              Year Ended December 31, 1995 over 1994          Year Ended December 31, 1994 over 1993
                                             ---------------------------------------         ---------------------------------------
                                                      INCREASE (DECREASE)/a/                          INCREASE (DECREASE)/a/
                                             ---------------------------------------         ---------------------------------------
(in millions)                                    Volume        Rate          Net                 Volume          Rate          Net
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME/b/
Interest-bearing deposits in banks                $  69       $   72      $   141                 $ 152         $  (21)      $  131
Federal funds sold                                  (40)          17          (23)                    7             13           20
Securities purchased under resale agreements        157          110          267                   129             48          177
Trading account assets                              188           81          269                    23             78          101
Available-for-sale securities:
 U.S. Treasury and other government agency
   securities                                       (84)          28          (56)                   74              4           78
 Mortgage-backed securities                          35           46           81                   171            (26)         145
 Other domestic securities                           11            2           13                    19             (1)          18
 Foreign securities                                  65           68          133                    79             (7)          72
                                                                          -------                                            ------
   Total available-for-sale securities                                        171                                               313
Held-to-maturity securities:
 U.S. Treasury and other government agency
   securities                                       (20)           -          (20)                 (183)            41         (142)
 Mortgage-backed securities                        (179)          (3)        (182)                 (273)            (9)        (282)
 State, county, and municipal securities             (3)          (1)          (4)                   (6)             1           (5)
 Other domestic securities                           (4)           1           (3)                  (48)           (32)         (80)
 Foreign securities                                 (56)          (5)         (61)                  180              -          180
                                                                          -------                                            ------
  Total held-to-maturity securities                                          (270)                                             (329)
Domestic loans:
 Consumer-residential first mortgages               216          371          587                   151            (96)          55
 Consumer-residential junior mortgages               51          192          243                   (15)           (32)         (47)
 Consumer-credit card                               144          (53)          91                   (35)           (46)         (81)
 Other consumer                                     229          (47)         182                    59            (16)          43
 Commercial and industrial                          575          379          954                   206            158          364
 Commercial loans secured by real estate            100          100          200                   (23)            51           28
 Construction and development loans
  secured by real estate                            (50)         116           66                  (109)           121           12
 Financial institutions                              20           15           35                     7             33           40
 Lease financing                                     11          (29)         (18)                  (12)           (78)         (90)
 Agricultural                                        (2)          30           28                     3              4            7
 Loans for purchasing or carrying securities        (30)          29           (1)                   17             16           33
 Other                                                9            6           15                     8             13           21
                                                                          -------                                            ------
   Total domestic loans                                                     2,382                                               385
Foreign loans                                       239          280          519                   (66)            27          (39)
                                                                          -------                                            ------
   Total loans                                                              2,901                                               346
                                                                          -------                                            ------
    NET INCREASE                                                          $ 3,456                                           $   759
                                                                          =======                                           =======
INTEREST EXPENSE
Domestic interest-bearing deposits:
 Transaction                                      $  (6)      $    5      $    (1)                $   4         $  (25)     $   (21)
 Savings                                            (18)           6          (12)                   10            (28)         (18)
 Money market                                       (95)         147           52                   (40)             7          (33)
 Time                                                56          551          607                   (71)           163           92
                                                                          -------                                            ------
   Total domestic interest-bearing deposits                                   646                                                20
Foreign interest-bearing deposits:
  Banks located in foreign countries                229           29          258                   215            (24)         191
  Governments and official institutions             119           61          180                   126             13          139
  Time, savings, and other                          279          223          502                    56            (40)          16
                                                                          -------                                            ------
   Total foreign interest-bearing deposits                                    940                                               346
                                                                          -------                                            ------
   Total interest-bearing deposits                                          1,586                                               366
Federal funds purchased                              93           11          104                     1             10           11
Securities sold under repurchase agreements         162           68          230                   197             (4)         193
Other short-term borrowings                         343           12          355                    75             (1)          74
Long-term debt                                       76          181          257                    (9)            92           83
Subordinated capital notes                            -            4            4                   (62)            (9)         (71)
                                                                          -------                                            ------
    NET INCREASE                                                          $ 2,536                                            $  656
                                                                          =======                                           =======
===================================================================================================================================

/a/ Changes that are the result of a joint volume and rate fluctuation are allocated in proportion to the volume and rate changes.
/b/ Interest income is presented on a taxable-equivalent basis. The taxable-equivalent basis adjustments are based on a marginal tax rate of 35 percent for 1995, 1994, and 1993.

================================================================================

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES--AVERAGE BALANCES, INTEREST,
--------------------------------------------------------------------------------
AND AVERAGE RATES
-----------------


                                         Year Ended December 31, 1995                       Year Ended December 31, 1994
                               -----------------------------------------------------------------------------------------------------
                                                                           Rate                                                Rate
                                                                Rate   based on                                     Rate   based on
                                                            based on  amortized                                 based on  amortized
(dollar amounts in millions)   Balance/a/  Interest/b/  fair value/b/    cost/b/   Balance/a/  Interest/b/  fair value/b/    cost/b/
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other
 government agency securities   $1,659        $108         6.49%         6.45%        $3,029       $164         5.42%          5.41%
Mortgage-backed securities       4,962         344         6.94          6.89          4,410        263         5.96           5.88
Other domestic securities          660          34         5.22          5.84            427         21         4.78           5.00
Foreign securities               2,487/c/      278        11.17/d/      10.10/d/       1,809/c/     145         8.05           7.09
------------------------------------------------------------------------------------------------------------------------------------
                                $9,768        $764         7.83%         7.64%        $9,675       $593         6.13%          5.95%
--------------------------------====================================================================================================

                                                   Year Ended December 31, 1993
                                          -----------------------------------------
                                                                              Rate
                                                                          based on
                                                                         amortized
(dollar amounts in millions)              Balance/a/      Interest/b/       cost/b/
-----------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other
 government agency securities               $1,646            $86             5.20%
Mortgage-backed securities                   1,606            118             7.35
Other domestic securities                       39              3             7.19
Foreign securities                             827             73             8.83
-----------------------------------------------------------------------------------
                                            $4,118           $280             6.79%
--------------------------------------------=======================================

                             Year Ended December 31, 1995       Year Ended December 31, 1994       Year Ended December 31, 1993
(dollar amounts in         --------------------------------   --------------------------------   --------------------------------
 millions)                 Balance/a/  Interest/b/  Rate/b/   Balance/a/  Interest/b/  Rate/b/   Balance/a/  Interest/b/  Rate/b/
------------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
 SECURITIES

U.S. Treasury and other
 government
 agency securities          $  388       $ 26         6.72%    $   689       $ 46          6.72%    $ 3,554     $   188      5.28%
Mortgage-backed securities   4,490        321         7.15       6,985        503          7.20      10,784         785      7.28
State, county, and
 municipal securities          445         35         7.89         479         39          8.12         553          44      7.93
Other domestic securities      178         13         7.62         224         16          7.11         740          96     13.01/e/
Foreign securities           1,691        129         7.62       2,428/c/     190          7.83         128          10      7.61
------------------------------------------------------------------------------------------------------------------------------------
                            $7,192       $524         7.29%    $10,805       $794          7.35%    $15,759      $1,123      7.13%
----------------------------========================================================================================================

                                               Fourth Quarter 1995                              Fourth Quarter 1994
                               -----------------------------------------------------------------------------------------------------
                                                                           Rate                                                Rate
                                                                Rate   based on                                     Rate   based on
                                                            based on  amortized                                 based on  amortized
(dollar amounts in millions)   Balance/a/  Interest/b/  fair value/b/    cost/b/   Balance/a/  Interest/b/  fair value/b/    cost/b/
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
 SECURITIES

U.S. Treasury and other
 government agency
 securities                      $1,665        $ 27         6.32%         6.36%     $ 2,317       $ 31         5.27%         5.17%
Mortgage-backed securities        4,927          85         6.91          6.97        5,678         98         6.88          6.62
Other domestic securities           720           9         5.31          6.06          491          6         5.09          5.34
Foreign securities                2,639/c/       75        11.31         10.46        1,907/c/      47         9.73          8.76
------------------------------------------------------------------------------------------------------------------------------------
                                 $9,951        $196         7.86%         7.81%     $10,393       $182         6.96%         6.67%
---------------------------------===================================================================================================

                                               Fourth Quarter 1995                                  Fourth Quarter 1994
                                      ----------------------------------------            ----------------------------------------
(dollar amounts in millions)          Balance/a/      Interest/b/      Rate/b/            Balance/a/      Interest/b/      Rate/b/
------------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government
 agency securities                     $  289           $  5             6.42%             $  482           $  9            7.02%
Mortgage-backed securities              4,169             75             7.18               4,782             85            7.11
State, county, and municipal
 securities                               452              9             7.99                 461              9            8.14
Other domestic securities                 165              3             7.39                 196              3            6.96
Foreign securities                      1,539             28             7.24               2,506/c/          50            7.84
------------------------------------------------------------------------------------------------------------------------------------
                                       $6,614           $120             7.22%             $8,427           $156            7.40%
---------------------------------------=============================================================================================

====================================================================================================================================

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.

/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent basis adjustments are based on a marginal tax rate of 35 percent for 1995, 1994 and 1993.

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

================================================================================

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
================================================================================

Carrying Value and Yield by Contractual Maturity Date
================================================================================

                                                              Available-for-Sale Securities           Held-to-Maturity Securities
                                                              -----------------------------           ---------------------------
                                                                   December 31, 1995/a/                   December 31, 1995/b/
                                                              -----------------------------           ---------------------------
(dollar amounts in millions)                                     Amount          Yield/b/                Amount         Yield/b/
---------------------------------------------------------------------------------------------------------------------------------
DUE IN ONE YEAR OR LESS
U.S. Treasury and other government agency securities            $   893           5.61%                 $    62          5.01%
Mortgage-backed securities                                            1           6.84                        -             -
State, county, and municipal securities                               -              -                       87          4.76
Other securities                                                    843           6.16                      170          8.49
                                                                -------                                 -------
                                                                  1,737           5.88                      319          6.86
DUE AFTER ONE YEAR THROUGH FIVE YEARS
U.S. Treasury and other government agency securities                489           7.96                        2          7.62
Mortgage-backed securities                                            9           7.67                        1         10.37
State, county, and municipal securities                               1           6.53                      132          5.51
Other securities                                                  1,532           9.86                      259          7.89
                                                                -------                                 -------
                                                                  2,031           9.39                      394          7.10
DUE AFTER FIVE YEARS THROUGH TEN YEARS
U.S. Treasury and other government agency securities                267           5.81                        -             -
Mortgage-backed securities                                          110           6.30                      195          7.84
State, county, and municipal securities                               3           6.56                       95          5.37
Other securities                                                    152           6.94                       46          5.32
                                                                -------                                 -------
                                                                    532           6.24                      336          6.80
DUE AFTER TEN YEARS
U.S. Treasury and other government agency securities                161           9.03                        2          7.27
Mortgage-backed securities                                        6,629           7.05                    2,285          7.10
State, county, and municipal securities                               3           7.14                      153          5.49
Other securities                                                    653           6.58                    1,167          6.45
                                                                -------                                 -------
                                                                  7,446           7.05                    3,607          6.82
                                                                -------                                 -------
                                                                $11,746                                 $ 4,656
                                                                =======                                 =======

--------------------------------------------------------------------------------
/a/These amounts exclude equity securities, which have no contractual maturities.

/b/Yields on tax-exempt securities have not been computed on a taxable-equivalent basis.

Information on the securities portfolios is incorporated by reference from page 52 of Note 1 and Note 6 on pages 58 and 59 of the 1995 Annual Report to Shareholders.

================================================================================

LOAN PORTFOLIO            Loan Outstandings by Type
                          ======================================================

                          Information on loan outstandings by type is incorporated by reference from page 29 of the 1995 Annual Report to Shareholders.

                          Maturity Distribution and Interest Rate
                          Characteristics of Certain Types of Loans
                          ======================================================

                                                                       Remaining Maturities as of December 31, 1995
                                                              -------------------------------------------------------------
                                                                               Due after One
                                                               Due in One      Year through       Due after
                         (in millions)                        Year or Less      Five Years       Five Years        Total
                         --------------------------------------------------------------------------------------------------
                         MATURITY DISTRIBUTION OF LOANS
                         Domestic commercial loans:
                          Secured by real estate                 $ 4,025          $ 2,813         $ 4,137         $10,975
                          Construction and development
                           secured by real estate                  1,867            1,092             194           3,153
                          Commercial and industrial,
                           financial institutions,
                           and agricultural                       23,926           10,610           2,780          37,316
                         Foreign loans                            17,892            2,497           3,093          23,482
                         --------------------------------------------------------------------------------------------------
                                                                 $47,710          $17,012         $10,204         $74,926
                         ----------------------------------------==========================================================

                         LOANS DUE AFTER ONE YEAR
                         Predetermined interest rates                             $ 4,408         $ 3,510         $ 7,918
                         Floating or adjustable interest rates                     12,604           6,694          19,298
                         --------------------------------------------------------------------------------------------------

                                                                                  $17,012         $10,204         $27,216
                         ---------------------------------------------------------=========================================

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

================================================================================

          CROSS-BORDER OUTSTANDINGS EXCEEDING ONE PERCENT OF TOTAL ASSETS
          ======================================================================

                                                                                                                      Cross-Border
                                                                                                           Total      Outstandings
                                                          Public                      Private       Cross-Border   as a Percentage
(dollar amounts in millions)/a/b/c/d/     December 31     Sector/e/     Banks/e/      Sector/e/     Outstandings   of Total Assets
-----------------------------------------------------------------------------------------------------------------------------------
Japan                                            1995     $    7       $2,253         $2,546              $4,806             2.07%
                                                 1994         17        1,248          2,292               3,557             1.65
                                                 1993         10        1,490          2,054               3,554             1.90

Italy                                            1995        172          101          2,500               2,773             1.19
                                                 1994         57          119          1,371               1,547             0.72
                                                 1993         44          229            597                 870             0.47

South Korea                                      1995        106        1,189          1,143               2,438             1.05
                                                 1994          -          864            935               1,799             0.83
                                                 1993          -          512            666               1,178             0.63

Spain                                            1995        109           24          1,553               1,686             0.73
                                                 1994         57          108          1,817               1,982             0.92
                                                 1993         56          105          1,941               2,102             1.12

Hong Kong                                        1995          2          129            837                 968             0.42
                                                 1994          -          185          1,202               1,387             0.64
                                                 1993          -          110          2,181               2,291             1.23
-----------------------------------------------------------------------------------------------------------------------------------

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

                /b/ At December 31, 1995, total unfunded commitments of the countries listed above, whose unfunded commitments exceeded 10 percent of their respective cross-border outstandings, were as follows: Japan, $558 million; South Korea, $356 million; and Hong Kong, $334 million.

                /c/ Included in the cross-border outstandings of the countries listed are loans and other interest-bearing assets on nonaccrual status at December 31, 1995, 1994, and 1993, respectively; as follows: $17 million, $18 million, and $16 million for Japan, $3 million, $3 million, and $6 million for Spain, $3 million, $2 million and $7 million for Hong Kong. Also included in cross-border outstandings are loans which are past due 90 days or more and still accruing interest of $2 million and $1 million for Hong Kong at December 31, 1995 and 1993, respectively.

                /d/ No country excluded from this table had cross-border
                    outstandings between 0.75 percent and 1.00 percent of total assets for any of the periods presented. However, not included in cross-border outstandings with Mexico were par bonds issued by the government of Mexico with a face value of $1,341 million at December 31, 1995, 1994, and 1993. The par bonds had a carrying value of $1,162 million, $1,109 million, and $1,297 million at December 31, 1995, 1994, and 1993, respectively. At December 31, 1995, the par bonds had a total fair value of approximately $902 million. Due to the first-quarter 1994 adoption of SFAS No. 115, certain of these par bonds were recorded in available-for-sale securities and carried at their fair value of $306 million at December 31, 1995, while the remainder of these par bonds were recorded in held-to-maturity securities at their amortized cost. Principal repayment of these par bonds is collateralized by zero-coupon U.S. Treasury securities that, at maturity in 2008 and 2019, will have a redemption value equal to the face value of the par bonds. At December 31, 1995, this collateral had a fair value of approximately $335 million. Future interest payments for a rolling eighteen-month period are also collateralized by additional U.S. dollar-denominated securities permitted by the agreement. The details of the transaction in which the majority of these par bonds were acquired were reported in the Parent's Annual Report on Form 10-K for the year ended December 31, 1990. Mexico's cross-border outstandings also excluded additional securities of $30 million, $30 million, and $45 million at December 31, 1995, 1994, and 1993, which were fully collateralized at maturity by separate zero-coupon U.S. Treasury securities. Had these par bonds and other instruments been included, total cross-border outstandings with Mexico would have exceeded 1.00 percent of total assets for all periods presented.

                /e/ Sector definitions are based on Federal Financial
                    Institutions Examination Council Instructions for preparing the Country Exposure Report.

                    Additional information on cross-border outstandings, information on countries currently experiencing liquidity problems, and a discussion of the risks, including credit risk, inherent in BAC's foreign operations are incorporated by reference from pages 27 through 29, page 32, and Note 7 on pages 59 and 60 of the 1995 Annual Report to Shareholders.

================================================================================
                   Off-Balance-Sheet Credit-Related Financial Instruments
                   =============================================================

                   Information on off-balance-sheet credit-related financial instruments is incorporated by reference from page 27 and pages 70 and 71 of Note 20 of the 1995 Annual Report to Shareholders.


                   Nonperforming Assets
                   =============================================================

                   Information on nonperforming assets is incorporated by reference from pages 35 through 38 of the 1995 Annual Report to Shareholders.

                   Interest Income Foregone on Nonaccrual Assets
                   =============================================================


                                                                                                                        Year Ended
                   (in millions)                                                                                 December 31, 1995
                   ---------------------------------------------------------------------------------------------------------------
                   DOMESTIC
                   Interest income that would have been recognized had the assets performed in
                     accordance with their original terms                                                                     $310
                   Less: Interest income included in the results of operations                                                  85
                   ---------------------------------------------------------------------------------------------------------------
                     Domestic interest income foregone                                                                         225

                   Foreign
                   Interest income that would have been recognized had the assets performed in
                     accordance with their original terms                                                                       28
                   Less: Interest income included in the results of operations                                                  17
                   ---------------------------------------------------------------------------------------------------------------
                     Foreign interest income foregone                                                                           11
                   ---------------------------------------------------------------------------------------------------------------
                                                                                                                              $236
                   ----------------------------------------------------------------------------------------------------------=====

                   Information on nonaccrual loan accounting policies and interest income foregone on restructured loans is incorporated by reference from page 32, page 53 of Note 1, and Notes 7 and 8 on pages 59 through 61 of the 1995 Annual Report to Shareholders.


                   Other Interest-Bearing Assets on Nonaccrual Status
                   =============================================================

                   Information on other interest-bearing assets on nonaccrual status is incorporated by reference from pages 36 and 38 of the 1995 Annual Report to Shareholders.

================================================================================

SUMMARY OF      ANNUAL CREDIT LOSS EXPERIENCE
CREDIT LOSS     ================================================================
EXPERIENCE      Information on annual credit loss experience is
                incorporated by reference from pages 33 through 35 of the 1995 Annual Report to Shareholders.


                ALLOWANCE FOR FOREIGN CREDIT LOSSES/a/
                ================================================================

                                                                           YEAR ENDED DECEMBER 31
                                                         ------------------------------------------------------
                    (in millions)                          1995       1994       1993       1992       1991
                    -------------------------------------------------------------------------------------------
                    BALANCE, BEGINNING OF YEAR             $391       $322       $559       $808     $1,665

                    Credit losses                            15         42         36        126        375
                    Credit loss recoveries                   99        124         66        174         54
                    -------------------------------------------------------------------------------------------
                      Net credit (losses) recoveries         84         82         30         48       (321)
                    Provision for credit losses             (54)         -          -          3          -
                    Losses on the sale or swap of loans
                      to restructuring countries              -          -         (3)       (72)      (207)
                    Other net additions (deductions)          7        (13)      (264)/ab/  (228)/a/   (329)/a/
                    -------------------------------------------------------------------------------------------
                         BALANCE, END OF YEAR              $428       $391       $322       $559       $808
                    ===========================================================================================

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



                ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
                ================================================
                Information on the allocation of the allowance for credit losses by loan type is incorporated by reference from page 34 of the 1995 Annual Report to Shareholders.

________________________________________________________________________________

DEPOSITS        AVERAGE DEPOSIT BALANCES AND AVERAGE RATES
                ================================================

                Average deposit balances, average rates, and average foreign deposit liabilities are shown on pages 4 and 5 of this report.


                MATURITY DISTRIBUTION OF DOMESTIC TIME DEPOSITS
                ================================================
                OF $100,000 OR MORE
                ===================



                                                              DECEMBER 31, 1995
                                               -----------------------------------------------
                                                  TIME CERTIFICATES                  OTHER TIME
                                                         OF DEPOSIT                    DEPOSITS
               (in millions)                    OF $100,000 OR MORE         OF $100,000 OR MORE
               --------------------------------------------------------------------------------
               TIME REMAINING UNTIL MATURITY

               Three months or less                          $4,500                        $185
               After three months through six months          1,958                           5
               After six months through twelve months         1,404                           3
               After twelve months                            2,462                          78
               --------------------------------------------------------------------------------
                                                            $10,324                        $271
               ================================================================================

================================================================================

RETURN ON EQUITY    The ratio of average total equity to average total assets,
AND ASSETS          the rates of return on average total assets and average
                    common and total equity, and the common dividend payout
                    ratios for the years ended December 31, 1995, 1994, and
                    1993 are incorporated by reference from page 16 of the 1995
                    Annual Report to Shareholders.
________________________________________________________________________________

                    =============================================================================================================

SHORT-TERM                                                                    DECEMBER 31                AVERAGE DURING YEAR
BORROWINGS                                                            ----------------------------   ----------------------------
                                                            MAXIMUM                       WEIGHTED                       WEIGHTED
                                                       OUTSTANDINGS                        AVERAGE                        AVERAGE
                    (DOLLAR AMOUNTS IN MILLIONS)        DURING YEAR   OUTSTANDINGS   INTEREST RATE   OUTSTANDINGS   INTEREST RATE
                    ---------------------------------------------------------------------------------------------------------------

                    1995
                    Federal funds purchased/a/              $ 5,160         $5,160           5.62%         $2,222            5.89%
                    Securities sold under repurchase
                      agreements/a/                          10,730          6,383           6.69           9,110            6.38
                    Other short-term borrowings              10,800          7,627           6.88           9,301            6.77
                    ---------------------------------------------------------------------------------------------------------------

                    1994
                    Federal funds purchased/a/              $ 3,283         $3,283           5.45%         $  611            4.48%
                    Securities sold under repurchase
                      agreements/a/                           8,026          5,505           5.90           6,455            5.44
                    Other short-term borrowings               5,796          5,053           6.58           4,231            6.50
                    ---------------------------------------------------------------------------------------------------------------

                    1993
                    Federal funds purchased/a/              $ 1,763         $  220           2.84%         $  570            2.78%
                    Securities sold under repurchase
                     agreements/a/                            4,361          4,229           4.95           2,837            5.58
                    Other short-term borrowings               3,581          3,523           6.66           3,088            6.52
                    ==============================================================================================================

              /a/ Federal funds purchased and securities sold under repurchase agreements mature either overnight or weekly.

________________________________________________________________________________

COMPETITION   BAC, both domestically and internationally, operates in
              intensely competitive environments. Domestically, BAC's competitors include other banks, financial institutions, and nonbanking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. Internationally, BAC primarily competes with major foreign banks, domestic banks with international operations, other financial institutions, and nonfinancial companies.

              In recent years, increased competition has also developed from predominantly specialized finance and nonfinance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Competition for deposit and loan products remains strong, from both banking and nonbanking firms, and affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. In addition, competition is expected to intensify due to recently enacted federal and state interstate banking laws, which permit banking organizations to expand geographically. Such laws will allow banks to merge with other banks across state lines, thereby enabling BAC's competitors to establish or expand banking operations in BAC's most significant markets.

              Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for nondepository institutions to offer customers automated transfer payment

================================================================================
                    services that previously have been traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and supermarket branches. In addition to other banks, the sources of competition for such products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, and mortgage banking firms.

                    The competitive environment within the United States is largely defined by federal and state legislation. Banking laws have had a substantial impact on the structure and competitive dynamics of financial services markets in the United States since, among other things, they limit the types of financial services that both domestic and foreign banks can offer and the geographic boundaries within which they can operate. (See "Supervision and Regulation" below.)

                    Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. As a major and active participant in financial markets, BAC strives to anticipate and adapt to these changing competitive conditions, but there can be no assurance as to their impact on BAC's future business or results of operations.

________________________________________________________________________________

SUPERVISION         The banking and financial services businesses in which BAC
AND REGULATION      engages are highly regulated. Such regulation is intended, among other things, to protect depositors covered by the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole. The laws, regulations and policies affecting such businesses are regularly under review by Congress and state legislatures, and federal and state regulatory agencies. Changes in the laws, regulations or policies that impact BAC cannot necessarily be predicted, but they may have a material effect on the business and earnings of BAC.

                    Following is a summary of significant statutes, regulations, and policies that apply to the operation of banking institutions. This summary is qualified in its entirety by reference to the full text of such statutes, regulations or policies.

                    A. GENERAL

                    As a bank holding company, the Parent is subject to regulation under the Bank Holding Company Act ("BHCA") of 1956, as amended, and is registered as such with, and subject to examination by, the Board of Governors of the Federal Reserve System ("FRB"). Pursuant to the BHCA, the Parent is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of any class of voting shares of any nonbanking corporation, and may not acquire more than 5 percent of the voting shares of any domestic bank without the prior approval of the FRB. In addition, the Parent may not engage in any business directly or through a nonbanking subsidiary other than managing and controlling banks or furnishing services that the FRB deems to be so closely related to banking as "to be a proper incident thereto."

                    The Parent's subsidiaries are also subject to extensive regulation, supervision, and examination by applicable federal and state regulatory agencies. The Bank and other national bank subsidiaries are primarily regulated by the Office of the Comptroller of the Currency ("OCC"). The state-chartered bank subsidiaries of the Parent are primarily regulated by the FDIC and state banking regulators, except for Bank of America Nevada and Bank of America Illinois, which, as state bank members of the Federal Reserve System, are primarily regulated by the FRB and state banking regulators. FSB is subject to the regulatory

================================================================================

                    authority of the Office of Thrift Supervision ("OTS") and the FRB. Further, all domestic depository institution subsidiaries of BAC that are insured institutions are subject to the authority of the FDIC. The activities of the Parent's broker-dealers, which include BA Securities, Inc. and BA Futures, Inc., are subject to rules and regulations promulgated by the Securities and Exchange Commission ("SEC"), the Commodity Futures Trading Commission, securities industry self regulatory organizations (the New York Stock Exchange, the National Association of Securities Dealers, Inc., and the Municipal Securities Rulemaking Board), the FRB, and various state securities commissions. Other nonbank subsidiaries of the Parent are regulated under applicable federal and/or state mortgage lending, insurance, consumer, and other laws.

                    B. DIVIDEND RESTRICTIONS

                    The availability of dividends from the Parent's subsidiaries is limited by various statutes and regulations. The National Bank Act and other federal laws prohibit the payment of dividends by a national bank under certain circumstances, and limit the amount a national bank can pay without the prior approval of the OCC. In addition, state-chartered banking subsidiaries are subject to dividend limitations imposed by applicable state and federal laws. FSB is subject to OTS regulatory restrictions on its payment of dividends. Specific information related to restrictions on funds available to the Parent and its subsidiaries is incorporated by Reference from Note 24 on pages 79 through 81 of the 1995 Annual Report to Shareholders.

                    C. REGULATORY CAPITAL STANDARDS AND RELATED MATTERS

                    As a result of the enactment of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), any insured depository institution owned by the Parent (i.e., any bank subsidiary) can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Parent. FIRREA also established, in part, new regulations that raised capital requirements and standards. The primary emphasis of the capital standards required by FIRREA is to ensure that financial institutions have sufficient capital to support the risk levels of their assets and off-balance-sheet commitments. The risk-based capital ratios and the leverage ratio, as required by FIRREA, provide a means to measure financial institutions' compliance with capital standards.

                    During 1991, Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which focused primarily on tightening the supervision of banks and thrifts and recapitalizing the Bank Insurance Fund ("BIF"). Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from "well capitalized" to "critically undercapitalized." If a bank does not meet any of the minimum capital requirements set by its regulators, FDICIA requires certain responses, such as that the bank submit a plan, guaranteed by its holding company, to restore its capital to adequate levels. It is BAC's policy to maintain risk-based capital ratios for both the Parent and its domestic banking subsidiaries above the "well capitalized" levels, and as of December 31, 1995, BAC and all of its banking subsidiaries met the requirements of a "well capitalized" institution.

                    BAC is also subject to the risk-based capital and leverage guidelines of the FRB, which require that BAC's capital-to-asset ratios meet certain minimum standards. For a detailed discussion of the FRB guidelines and BAC's risk-based capital and leverage ratios, refer to pages 44 and 45 of the 1995 Annual Report to Shareholders.

================================================================================

                    As deposits of BAC's subsidiary banks are insured by the FDIC, such subsidiary banks are subject to FDIC insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC takes into consideration the probability that it will incur a loss with respect to that bank, and charges a higher insurance premium to banks with perceived higher inherent risks. The FDIC also considers the different categories and concentrations of assets and liabilities of the institution, the likely amount of such loss, the revenue needs of the BIF, and any other factors the FDIC deems relevant.

                    Prior to September 15, 1995, assessment rates ranged from a minimum of 23 cents per $100 of eligible deposits for the highest-rated banks to 31 cents per $100 of eligible deposits for the weakest-rated banks. In May 1995, the FDIC achieved the ratio of BIF reserves to insured deposits of BIF members of 1.25 percent as mandated by FDICIA. In June 1995, minimum assessment rates for the highest-rated banks were reduced to 4 cents per $100 of eligible deposits, while maximum assessment rates remained unchanged. In November 1995, the FDIC again reduced insurance premiums for most banks. Under the new rate structure for the BIF, assessment rates will be reduced by 4 cents per $100 of eligible deposits as well, leaving a premium range of 0 to 27 cents per $100 of eligible deposits (and subject to a minimum assessment) instead of the previous 4 to 31 cents per $100 of eligible deposits.

                    D. KEY LEGISLATIVE AND REGULATORY DEVELOPMENTS

                    1. Interstate Banking and Securities Litigation Reform

                    The Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Act"), which was enacted in 1994, codifies the authority of banks to provide specified interstate banking services on an agency basis to customers of affiliate banks as of September 1995. Also, under the Act, as of September 1995, bank holding companies may acquire banks in other states, subject to certain deposit concentration limitations. Beginning June 1, 1997 and subject to certain deposit concentration and other limitations, banks may merge with other banks in states that do not "opt out" of the interstate legislation prior to June 1, 1997. Interstate mergers may be conducted prior to June 1, 1997 in states that specifically permit such mergers. In addition, prior to June 1, 1997, certain consolidations are possible using the "30-mile rule," which allows national banks to relocate their headquarters up to 30 miles away, including across state lines. The ability to merge with other banks across state lines will enable BAC to continue to consolidate its affiliate banking operations, if it so chooses, thereby potentially reducing operating expenses, expanding customer service, and enhancing overall operations of the business. Currently, several states have already "opted in" to the interstate legislation. However, Texas has "opted out."

                    In the securities area, Congress enacted the Private Securities Litigation Reform Act of 1995, which may reduce the exposure of banks and other companies to certain types of legal claims by holders of securities, thus saving litigation costs.

                    2. Pending Legislation and Regulation

                    During 1995, Congress considered reform of the Glass-Steagall Act and the Bank Holding Company Act, which restrict banks' and bank holding companies' ability to engage in certain activities, including the underwriting of and dealing in various securities. If such statutory reform is enacted in the future, it could cause a significant change in the makeup of the financial services industry and expand the ability of BAC to offer a broader range of financial products.

================================================================================

                    Congress also is considering a comprehensive bank regulatory relief package, which if enacted, could reduce the regulatory burden and accompanying costs imposed on banks in a variety of discrete regulatory areas.

                    Legislation was also proposed to restructure the BIF and the Savings Association Insurance Fund ("SAIF"), which, if enacted as proposed, could realign the deposit insurance assessment costs for banks, particularly for Oakar banks (banks who bought failed savings associations in prior years pursuant to certain legal provisions), and could eliminate a special charter for savings associations.

                    As noted above, it is impossible to predict whether or when any such legislation and regulation might be enacted, and there can be no assurance as to the impact of any such legislation on BAC's future business or results of operations.

                    3. Environmental Regulation

                    Since BAC is not involved with the manufacture or transport of chemicals or toxins that might have an adverse effect on the environment, its primary exposure to environmental law and regulation is through its lending and trust activities. BAC's lending and trust procedures include controls designed to identify and monitor this exposure to avoid any significant loss or liability related to environmental regulations.

                    E. MONETARY AND ECONOMIC POLICIES

                    The operations of bank holding companies and their
                    subsidiaries are affected by the credit and monetary
                    policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit. Among the
                    instruments of monetary policy used by the FRB to implement its objectives are open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements on bank deposits. These instruments of monetary policy are used in varying
                    combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on
                    loans and paid for deposits, the price of the dollar in
                    foreign exchange markets, and the level of inflation. The
                    credit and monetary policies of the FRB have had a
                    significant effect on the operating results of BAC in the
                    past and are expected to continue to do so in the future.
________________________________________________________________________________
EMPLOYEES           At December 31, 1995, the actual number of persons employed by BAC was 95,288. On a full-time-equivalent basis, BAC's staff level was 79,916 at December 31, 1995.


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

                    Information on dividend restrictions, dividend payments, the principal market for and trading price of the Parent's common stock, and the number of holders of such stock is incorporated by reference from pages 16, 17, and 43, Note 24 on pages 79 through 81, and Note 26 on page 83 of the 1995 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA
________________________________________________________________________________

                    Selected financial data is incorporated by reference from pages 16 and 17 of the 1995 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________

                    Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference from pages 16 through 45 of the 1995 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
________________________________________________________________________________

                    The Report of Independent Auditors, the consolidated financial statements, and the notes to consolidated financial statements are incorporated by reference from pages 47 through 83 of the 1995 Annual Report to Shareholders. See Item 14 of this report for information concerning financial statements and schedules filed with this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
________________________________________________________________________________

                    None.

PART III


================================================================================

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
________________________________________________________________________________
                    Reference is made to the text under the captions, "Executive Compensation, Benefits and Related Matters" (excluding the material under the headings "Report of Executive Personnel and Compensation Committee" and "Shareholder Return Performance Graph" therein) and "Item No. 1--Election of Directors" in the Proxy Statement for the May 23, 1996 Annual Meeting of Shareholders of the Parent for incorporation of information concerning directors and persons nominated to become directors. Information concerning executive officers of the Parent as of March 1, 1996 is set forth below.

                             NAME                    AGE     POSITION WITH REGISTRANT
                             Richard M. Rosenberg     65     Chairman of the Board

                             David A. Coulter         48     President and Chief Executive Officer

                             Michael E. O'Neill       49     Vice Chairman and Chief Financial Officer

                             Kathleen J. Burke        44     Vice Chairman and Personnel Relations Officer

                             Luke S. Helms            52     Vice Chairman

                             Jack L. Meyers           53     Vice Chairman

                             Michael J. Murray        51     Vice Chairman

                             Thomas E. Peterson       60     Vice Chairman

                             Michael E. Rossi         51     Vice Chairman

                             Martin A. Stein          55     Vice Chairman

                    RICHARD M. ROSENBERG relinquished his title as Chief Executive Officer on December 31, 1995 and his title as President on August 7, 1995. He was previously appointed Chairman and Chief Executive Officer of the Parent and the Bank on May 24, 1990, in addition to his title as President. He was appointed President of the Parent and the Bank on February 5, 1990. On April 22, 1992, Mr. Rosenberg relinquished his title as President, but was reappointed President on October 5, 1992.

                    DAVID A. COULTER was appointed Chief Executive Officer of the Parent and the Bank on January 1, 1996, in addition to his title as President. He was appointed to the Board of Directors of the Parent and the Bank on October 2, 1995. He was appointed President of the Parent and the Bank on August 7, 1995. Previously he was Vice Chairman of the Parent and the Bank from February 1993 to August 1995. He was appointed Group Executive Vice President of the Bank on April 27, 1992. He was Executive Vice President of the Bank and head of the Bank's U.S. Corporate Group from 1990 to 1992.

================================================================================

                    KATHLEEN J. BURKE was appointed Vice Chairman of the Parent and the Bank on March 14, 1994, in addition to her title as Personnel Relations Officer of the Parent. She was appointed Executive Vice President and Personnel Relations Officer of the Parent and Executive Vice President of the Bank on April 22, 1992 and Group Executive Vice President of the Bank on April 27, 1992. Previously, she was Executive Vice President and Director of Human Resources of Security Pacific Corporation and its principal subsidiary, Security Pacific National Bank from 1989 to 1992.

                    LUKE S. HELMS was appointed Vice Chairman of the Parent and the Bank on August 2, 1993. Previously, he was Chairman and Chief Executive Officer of Seafirst Corporation and SFNB from 1990 to 1993.

                    JACK L. MEYERS was appointed Vice Chairman of the Parent and the Bank on October 4, 1993. He was appointed Chief Credit Officer of the Bank on September 3, 1993. He was Group Executive Vice President responsible for the Bank's Commercial Business Group from 1991 to 1993.

                    MICHAEL J. MURRAY was appointed Vice Chairman of the Parent and the Bank on October 2, 1995. Previously, he was Group Executive Vice President responsible for the Bank's U.S. Corporate Group from September 1994 to September 1995. From 1993 to 1994, Mr. Murrary served as Vice Chairman of Continental. Previously, he was Executive Vice President and head of Corporate Banking for Continental from 1991 to 1993.

                    MICHAEL E. O'NEILL was appointed Vice Chairman and Chief Financial Officer of the Parent and the Bank on December 4, 1995. Previously, he was Group Executive Vice President of the Bank and head of the Global Equity Investments Group from September 1994 to November 1995. From 1993 to 1994, Mr. O'Neill served as Chief Financial Officer of Continental. Previously, he was Chief of Staff of Capital Markets Investments and Trading for Continental from 1990 to 1993.

                    THOMAS E. PETERSON was appointed Vice Chairman of the Parent and the Bank on February 5, 1990. Previously, he was Executive Vice President of the Bank and head of Retail Banking from 1987 to 1990.

                    MICHAEL E. ROSSI was appointed Vice Chairman of the Parent and the Bank on October 7, 1991. He was appointed Executive Vice President of the Parent on December 3, 1990, when he was also designated as the head of Credit Policy for the Bank.

                    MARTIN A. STEIN was appointed Vice Chairman of the Parent and the Bank on April 27, 1992. He was appointed Executive Vice President of the Parent and the Bank on June 25, 1990. At the same time, he was appointed head of the BankAmerica Systems Engineering Group of the Bank.

                    The present term of office for the officers named above will expire on May 23, 1996 or on their earlier retirement, resignation, or removal. There is no family relationship among any such officers.

================================================================================

ITEM 11.  EXECUTIVE COMPENSATION
________________________________________________________________________________

                    Information concerning executive compensation is incorporated by reference from the text under the captions, "Corporate Governance-Director Remuneration, Stock Ownership Guidelines, Retirement and Attendance" and "Executive Compensation, Benefits and Related Matters" (excluding the material under the headings "Report of the Executive Personnel and Compensation Committee" and "Shareholder Return Performance Graph" therein) in the Proxy Statement for the May 23, 1996 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
________________________________________________________________________________

                    Information concerning ownership of equity stock of the Parent by certain beneficial owners and management is incorporated by reference from the text under the caption, "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for the May 23, 1996 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________________________________

                    Information concerning certain relationships and related transactions with officers and directors is incorporated by reference from the text under the caption, "Executive Compensation, Benefits and Related Matters" (excluding the material under the headings "Report of the Executive Personnel and Compensation Committee" and "Shareholder Return Performance Graph" therein) in the Proxy Statement for the May 23, 1996 Annual Meeting of Shareholders.

PART IV


================================================================================

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
________________________________________________________________________________

(A)(1)  FINANCIAL   The report of independent auditors and the following
STATEMENTS          consolidated financial statements of BAC are incorporated
                    herein by reference from the 1995 Annual Report to Shareholders. Page number references are to the 1995 Annual
                    Report to Shareholders.

                                                                                                                      PAGE
                  BankAmerica Corporation:
                    Report of Independent Auditors..................................................................    47
                    Consolidated Statement of Operations--
                       Years Ended December 31, 1995, 1994, and 1993................................................    48
                    Consolidated Balance Sheet--December 31, 1995 and 1994..........................................    49
                    Consolidated Statement of Cash Flows--Years Ended December 31, 1995,
                       1994, and 1993...............................................................................    50
                    Consolidated Statement of Changes in Stockholders' Equity--
                       Years Ended December 31, 1995, 1994, and 1993................................................    51
                    Notes to Consolidated Financial Statements......................................................    52

________________________________________________________________________________

(A)(2) FINANCIAL    Schedules to the consolidated financial statements (Nos. I
STATEMENT           and II of Rule 9-07) for which provision is made in the
SCHEDULES           applicable accounting regulation of the Securities and
                    Exchange Commission (Regulation S-X) are inapplicable and therefore, are not included.

                    Financial statements and summarized financial information of unconsolidated subsidiaries or 50% or less owned persons accounted for by the equity method are not included as such subsidiaries do not, either individually or in the aggregate, constitute a significant subsidiary.

________________________________________________________________________________

(A)(3) EXHIBITS

                                                                                       Incorporated by Reference From File
                                                                                                    No. 1-7377:
                                                                                       -----------------------------------
                                                                                            Report on Form
                                                                                       --------------------------
                                                                                                   10-Q or 10-K
                                                                            Filed         8-K     for the Period   Exhibit
         No.        Description                                            Herewith      Dated        Ending         No.
         -----------------------------------------------------------------------------------------------------------------
         3.a.       BankAmerica Corporation Certificate of
                    Incorporation, as amended. Exhibit 3(a) for the
                    Parent's Form 8-A Amendment No. 1, filed August 25,
                    1994 (File No. 33-55225) incorporated herein by reference.

         3.b.       BankAmerica Corporation By-laws, as amended.                                     6/30/95         3(b)

================================================================================

                                                                                    Incorporated by Reference From File
                                                                                                No. 1-7377:
                                                                                    -----------------------------------
                                                                                        Report on Form
                                                                                    ------------------------
                                                                                               10-Q or 10-K
                                                                          Filed        8-K    for the Period  Exhibit
             No.    Description                                          Herewith     Dated       Ending        No.
             ----------------------------------------------------------------------------------------------------------
             4.a.   The Parent and certain of its consolidated
                    subsidiaries have outstanding certain long-term
                    debt. See Notes 11 and 12 on pages 62 and 63
                    of the 1995 Annual Report to Shareholders.
                    None of such debt exceeds 10% of the total
                    assets of the Corporation; therefore, copies of
                    constituent instruments defining the rights of
                    holders of such debt are not included as
                    exhibits. The Parent agrees to furnish
                    copies of such instruments to the Securities
                    and Exchange Commission upon request.

             4.b.   Rights Agreement dated as of April 11, 1988,                                 12/31/94       4(b)
                    between the Parent and Manufacturers Hanover
                    Trust Company of California, as Rights Agent, as
                    amended.

             10.a.  BankAmerica Corporation Retirement Plan for            X                      9/30/94       10
                    Nonofficer Directors, as amended. Filed herewith
                    is an amendment to the plan./a/

             10.b.  BankAmerica Corporation Deferred                                             12/31/92       10(b)
                    Compensation Plan for Directors,                                              3/31/93       10
                    as amended./a/                                                                9/30/95       10(f)

             10.c.  BankAmerica Corporation Deferred Compensation                                12/31/93       10(c)
                    Plan./a/

             10.d.  BankAmerica Corporation Senior Management              X                     12/31/93       10(d)
                    Incentive Plan (formerly the "Annual Management
                    Incentive Plan")./a/ Filed herewith is an amendment
                    to the plan.

             10.e.  Supplemental CareerAccounts Plan./a/                                          3/31/92       10(a)

             10.f.  BankAmerica Corporation Executive Compensation                               12/31/94       10(f)
                    Program - Benefits/Perquisites Summary./a/

             10.g.  BankAmerica Corporation 1987 Management Stock                                 9/30/95       10(b)
                    Plan, as amended./a/

             10.h.  Management Incentive Stock Plan, as amended./a/                               9/30/95       10(c)

             10.i.  1992 Management Stock Plan, as amended./a/             X                      9/30/95       10(a)
                    Filed herewith is an amendment to the plan.

             10.j.  BankAmerica Corporation 1991 Stock Appreciation                               6/30/92       10(a)
                    Rights Plan./a/

             10.k.  Employment Agreement dated April 30, 1987                                    12/31/92       10(k)
                    between R.M. Rosenberg and the Parent and the
                    Bank, and Supplemental Benefits Agreement dated
                    as of November 21, 1985 between R.M. Rosenberg
                    and Seafirst Corporation and SFNB./a/

             10.l.  Supplemental Benefits Agreement dated                  X
                    July 9, 1990 and December 6, 1990 between
                    M.A. Stein and the Parent./a/

          ----------------------
          /a/Management contract or compensatory plan, contract, or arrangement.

                                                                                    Incorporated by Reference From File
                                                                                                No. 1-7377:
                                                                                    -----------------------------------
                                                                                        Report on Form
                                                                                    ------------------------
                                                                                               10-Q or 10-K
                                                                          Filed        8-K    for the Period  Exhibit
             No.    Description                                          Herewith     Dated       Ending        No.
             ----------------------------------------------------------------------------------------------------------
             10.m.  Security Pacific Corporation Stock-Based Incentive                            9/30/95       10(d)
                    Award Plan, as amended./a/

             10.n.  Security Pacific Corporation Stock Option                                     9/30/95       10(e)
                    Plan, as amended./a/

             10.o.  Change in Control Severance Pay Program./a/           X

             10.p.  General Release and Settlement Agreement              X
                    dated December 1 and 4, 1995 between
                    L. W. Coleman and the Parent.

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

             13.    1995 Annual Report to Shareholders. Portions not      X
                    incorporated by reference are furnished for
                    informational purposes and are not filed herewith.

             21.    BankAmerica Corporation Subsidiaries.                 X

             23.    Consent of Ernst & Young LLP.                         X

             24.    Powers of Attorney.                                   X

             27.    Financial Data Schedule.                              X

          ----------------------
          /a/Management contract or compensatory plan, contract, or
             arrangement.
________________________________________________________________________________

(B)REPORTS ON       During the fourth quarter of 1995, the Parent filed reports
FORM 8-K            on Form 8-K dated October 2, 1995, October 18, 1995 and
                    November 14, 1995. The October 2, 1995 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Board Increases
                    Preferred Stock Repurchase Authorization to $750 Million from $500 Million." The October 18, 1995 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Third Quarter
                    Earnings." The November 14, 1995 report disclosed, pursuant to Item 5 of the report, the resignation of an individual as a member of the Parent's board of directors and as one of its executive officers. After the fourth quarter of 1995, the Parent filed reports on Form 8-K dated January 17, 1996,
                    February 5, 1996, and March 4, 1996. The January 17, 1996 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica
                    Fourth Quarter Earnings." The February 5, 1996 report disclosed, pursuant to Item 5 of the report, the Parent board of directors' decision to increase the quarterly dividend on its common stock. The March 4, 1996 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Increases
                    Stock Repurchase Program."

SIGNATURES

================================================================================

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    March 15, 1996                 BANKAMERICA CORPORATION

                                                   By /s/ JAMES H. WILLIAMS
                                                   ------------------------
                                                   (James H. Williams,
                                                   Executive Vice President
                                                   and Chief Accounting Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             Signature                        Title
                    Principal Executive Officer
                    and Director:

                    /s/   RICHARD M. ROSENBERG                Chairman of the Board
                    --------------------------------
                          (Richard M. Rosenberg)

                    Principal Executive Officer
                    and Director:

                    /s/   DAVID A. COULTER                    President and Chief Executive
                    --------------------------------          Officer
                          (David A. Coulter)

                    Principal Financial Officer:

                    /s/  MICHAEL E. O'NEILL                   Vice Chairman and Chief
                    --------------------------------          Financial Officer
                         (Michael E. O'Neill)

                    Principal Accounting Officer:

                    /s/   JAMES H. WILLIAMS                   Executive Vice President
                    --------------------------------          and Chief Accounting Officer
                          (James H. Williams)

                    Directors:

                    JOSEPH F. ALIBRANDI*         Director           DONALD E. GUINN*              Director
                    JILL E. BARAD*               Director           PHILIP M. HAWLEY*             Director
                    PETER B. BEDFORD*            Director           FRANK L. HOPE, JR.*           Director
                    ANDREW F. BRIMMER*           Director           IGNACIO E. LOZANO, JR.*       Director
                    RICHARD A. CLARKE*           Director           WALTER E. MASSEY*             Director
                    TIMM F. CRULL*               Director           JOHN M. RICHMAN*              Director
                    KATHLEEN FELDSTEIN*          Director           A. MICHAEL SPENCE*            Director

                    A majority of the members of the Board of Directors.

                    *By    /s/  CHERYL SOROKIN
                    -----------------------------------
                    (Cheryl Sorokin, Attorney-in-Fact)

                    Dated: March 15, 1996

Other information about BankAmerica
Corporation may be found in its quarterly
Analytical Review and Form 10-Q and its
Annual Report to Shareholders. These
reports, as well as additional copies of this Form 10-K, may be obtained from:

Bank of America
Corporate Public Relations #13124
P.O. Box 37000
San Francisco, CA 94137

Information Online -- To keep current
online via the Internet, visit
BankAmerica Corporation's home page on
the World Wide Web (http://www.bankamerica.com) to view the latest information about the corporation and its products and services, or apply for a loan or credit card. Corporate disclosure documents filed with the Securities and Exchange Commission by BankAmerica Corporation and other companies can be obtained from the Securities and Exchange Commission's home page on the World Wide Web (http://www.sec.gov.)







                      [LOGO OF BANKAMERICA APPEARS HERE]

________________________________________________________________________________

                                                             [LOGO OF RECYCLED
NL-9 2-96                                                    PAPER APPEARS HERE]

================================================================================
                                 EXHIBIT INDEX

                                                                                    Incorporated by Reference From File
                                                                                                No. 1-7377:
                                                                                    -----------------------------------
                                                                                        Report on Form
                                                                                    ------------------------
                                                                                               10-Q or 10-K
                                                                          Filed        8-K    for the Period  Exhibit
             No.    Description                                          Herewith     Dated       Ending        No.
             ----------------------------------------------------------------------------------------------------------
             3.a.   BankAmerica Corporation Certificate of
                    Incorporation, as amended, Exhibit 3(a) for
                    the Parent's Form 8-A Amendment No. 1, filed
                    August 25, 1994 (File No. 33-55225)
                    incorporated herein by reference.

             3.b.   BankAmerica Corporation By-laws, as amended.                                 6/30/95       3(b)

             4.a. The Parent and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Notes 11 and 12 on pages 62 and 63 of the 1995 Annual Report to Shareholders.
                    None of such debt exceeds 10% of the total assets of the Corporation; therefore, copies of constituent instruments defining the rights of holders of such debt are not included as exhibits. The Parent agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

             4.b.   Rights Agreement dated as of April 11, 1988,                                 12/31/94       4(b)
                    between the Parent and Manufacturers Hanover
                    Trust Company of California, as Rights Agent, as
                    amended.

             10.a.  BankAmerica Corporation Retirement Plan for            X                      9/30/94       10
                    Nonofficer Directors, as amended. Filed herewith
                    is an amendment to the plan./a/

             10.b.  BankAmerica Corporation Deferred                                             12/31/92       10(b)
                    Compensation Plan for Directors,                                              3/31/93       10
                    as amended./a/                                                                9/30/95       10(f)

             10.c.  BankAmerica Corporation Deferred Compensation                                12/31/93       10(c)
                    Plan./a/

             10.d.  BankAmerica Corporation Senior Management              X                     12/31/93       10(d)
                    Incentive Plan (formerly the "Annual Management
                    Incentive Plan")./a/ Filed herewith is an amendment
                    to the plan.

             10.e.  Supplemental CareerAccounts Plan./a/                                          3/31/92       10(a)

             10.f.  BankAmerica Corporation Executive Compensation                               12/31/94       10(f)
                    Program - Benefits/Perquisites Summary./a/

             10.g.  BankAmerica Corporation 1987 Management Stock                                 9/30/95       10(b)
                    Plan, as amended./a/

             10.h.  Management Incentive Stock Plan, as amended./a/                               9/30/95       10(c)

             10.i.  1992 Management Stock Plan, as amended./a/             X                      9/30/95       10(a)
                    Filed herewith is an amendment to the plan.

             10.j.  BankAmerica Corporation 1991 Stock Appreciation                               6/30/92       10(a)
                    Rights Plan./a/

             10.k.  Employment Agreement dated April 30, 1987                                    12/31/92       10(k)
                    between R.M. Rosenberg and the Parent and the
                    Bank, and Supplemental Benefits Agreement dated
                    as of November 21, 1985 between R.M. Rosenberg
                    and Seafirst Corporation and SFNB./a/

             10.l.  Supplemental Benefits Agreement dated July 9, 1990     X
                    and December 6, 1990 between M.A. Stein and the Parent./a/

          ----------------------
          /a/Management contract or compensatory plan, contract, or arrangement.

                                                                                    Incorporated by Reference From File
                                                                                                No. 1-7377:
                                                                                    -----------------------------------
                                                                                        Report on Form
                                                                                    ------------------------
                                                                                               10-Q or 10-K
                                                                          Filed        8-K    for the Period  Exhibit
             No.    Description                                          Herewith     Dated       Ending        No.
             ----------------------------------------------------------------------------------------------------------
             10.m.  Security Pacific Corporation Stock-Based Incentive                            9/30/95       10(d)
                    Award Plan, as amended./a/

             10.n.  Security Pacific Corporation Stock Option                                     9/30/95       10(e)
                    Plan, as amended./a/

             10.o.  Change in Control Severance Pay Program./a/           X

             10.p.  General Release and Settlement Agreement              X
                    dated December 1 and 4, 1995 between
                    L. W. Coleman and the Parent.

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

             13.    1995 Annual Report to Shareholders. Portions not      X
                    incorporated by reference are furnished for
                    informational purposes and are not filed herewith.

             21.    BankAmerica Corporation Subsidiaries.                 X

             23.    Consent of Ernst & Young LLP.                         X

             24.    Powers of Attorney.                                   X

             27.    Financial Data Schedule.                              X

          ----------------------
          /a/Management contract or compensatory plan, contract, or arrangement.