Form 10-Q
period 1996-03-31
BANKAMERICA CORP
filed 1996-05-09
CIK 9672

            BANKAMERICA CORPORATION ANALYTICAL REVIEW AND FORM 10-Q
















                  [BANKAMERICA CORPORATION LOGO APPEARS HERE]








                                                                            1996
                                                                     1ST QUARTER

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1996
                                      or
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

  Common Stock, $1.5625 par value ------ 364,081,553 shares outstanding on
                              March 31, 1996./*/

           /*/In addition, 22,209,930 shares were held in treasury.


- --------------------------------------------------------------------------------
This document serves both as an analytical review for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of BankAmerica Corporation to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or to pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with the consolidated financial statements and notes thereto included in BankAmerica Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

CONTENTS

================================================================================

PART I              Item 1.
FINANCIAL           Financial Statements:
INFORMATION           Consolidated Statement of Operations...................  2
                      Consolidated Balance Sheet.............................  3
                      Consolidated Statement of Cash Flows...................  4
                      Consolidated Statement of Changes in Stockholders'
                       Equity................................................  5
                      Notes to Consolidated Financial Statements.............  6

                    Item 2.
                    Management's Discussion and Analysis:
                      Highlights............................................. 14
                      Business Sectors....................................... 16
                      Results of Operations:
                        Net Interest Income.................................. 19
                        Noninterest Income................................... 21
                        Noninterest Expense.................................. 22
                        Income Taxes......................................... 23
                      Balance Sheet Review................................... 24
                      Credit Risk Management:
                        Loan Portfolio Management............................ 25
                          Domestic Consumer Loans............................ 26
                          Domestic Commercial Loans.......................... 27
                          Foreign Loans...................................... 28
                        Emerging Market Exposure............................. 28
                        Allowance for Credit Losses.......................... 29
                        Nonperforming Assets................................. 31
                      Foreign Exchange and Derivatives Contracts............. 34
                      Interest Rate Risk Management.......................... 35
                      Funding and Capital:
                        Liquidity Review..................................... 37
                        Capital Management................................... 37

- --------------------------------------------------------------------------------

PART II             Item 6.
OTHER INFORMATION   Exhibits and Reports on Form 8-K......................... 39

                    Signatures............................................... 40

================================================================================

FINANCIAL STATEMENTS

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

==================================================================================================================
                                                                  1996                      1995
                                                               -------    ----------------------------------------
                                                                 FIRST     FOURTH      THIRD     SECOND      FIRST
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)            QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
- ------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                           $3,297     $3,287     $3,244     $3,172     $3,004
Interest-bearing deposits in banks                                 117        119        115        120        112
Federal funds sold                                                   6          5         10          9          8
Securities purchased under resale agreements                       155        147        160        176        135
Trading account assets                                             216        200        189        189        163
Available-for-sale and held-to-maturity securities                 298        313        326        323        314
- ------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                        4,089      4,071      4,044      3,989      3,736

INTEREST EXPENSE
Deposits                                                         1,314      1,307      1,262      1,240      1,114
Federal funds purchased                                             22         35         27         30         39
Securities sold under repurchase agreements                        163        147        154        150        130
Other short-term borrowings                                        178        168        162        168        132
Long-term debt                                                     254        265        272        266        264
Subordinated capital notes                                          12         12         11         12         11
- ------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                       1,943      1,934      1,888      1,866      1,690
- ------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME                                          2,146      2,137      2,156      2,123      2,046

PROVISION FOR CREDIT LOSSES                                        180        130        110        100        100
- ------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES        1,966      2,007      2,046      2,023      1,946

NONINTEREST INCOME
Deposit account fees                                               344        334        329        323        317
Credit card fees                                                    79         84         82         74         75
Trust fees                                                          63         72         72         78         78
Other fees and commissions                                         320        304        323        342        300
Trading income                                                     165        115        132        151        129
Venture capital activities                                         110         93         54        103         87
Net gain on sales of assets                                         49         29         27         14          1
Net gain on available-for-sale securities                           30          7         17          9          1
Other income                                                       114        120        121         44        105
- ------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST INCOME                                     1,274      1,158      1,157      1,138      1,093

NONINTEREST EXPENSE
Salaries                                                           821        819        839        842        809
Employee benefits                                                  202        147        195        183        193
Occupancy                                                          190        198        185        182        173
Equipment                                                          163        169        170        165        159
Amortization of intangibles                                         95         99        110        110        109
Communications                                                      92         93         89         91         86
Regulatory fees and related expenses                                13         23          7         74         72
Other expense                                                      437        418        398        406        388
- ------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST EXPENSE                                    2,013      1,966      1,993      2,053      1,989
- ------------------------------------------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES                                   1,227      1,199      1,210      1,108      1,050

PROVISION FOR INCOME TAXES                                         507        495        506        463        439
- ------------------------------------------------------------------------------------------------------------------
      NET INCOME                                                $  720     $  704     $  704     $  645     $  611
- ----------------------------------------------------------------==================================================
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE                 $ 1.79     $ 1.74     $ 1.72     $ 1.56     $ 1.46

EARNINGS PER COMMON SHARE--ASSUMING FULL DILUTION                 1.79       1.74       1.72       1.55       1.45

DIVIDENDS DECLARED PER COMMON SHARE                               0.54       0.46       0.46       0.46       0.46
==================================================================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

===================================================================================================================
                                                                   1996                   1995
                                                               --------   -----------------------------------------
(IN MILLIONS)                                                  MARCH 31    DEC. 31   SEPT. 30    JUNE 30   MARCH 31
- -------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                        $ 12,870   $ 14,312   $ 12,532   $ 12,656   $ 12,404
Interest-bearing deposits in banks                                5,585      5,761      5,832      5,620      6,122
Federal funds sold                                                  143        721        229        467        793
Securities purchased under resale agreements                      6,198      4,962      6,811      6,131      5,969
Trading account assets                                           11,215      9,516      9,883      8,133      7,941
Available-for-sale securities                                    11,287     12,043      9,979      9,868      9,268
Held-to-maturity securities                                       4,523      4,656      6,927      7,186      7,335

Loans                                                           156,155    155,373    151,212    148,766    144,159
Less: Allowance for credit losses                                 3,496      3,554      3,655      3,695      3,725
- -------------------------------------------------------------------------------------------------------------------
  Net loans                                                     152,659    151,819    147,557    145,071    140,434

Customers' acceptance liability                                   2,761      2,295      2,268      2,076      1,977
Accrued interest receivable                                       1,469      1,458      1,448      1,335      1,371
Goodwill, net                                                     4,115      4,192      4,263      4,303      4,323
Identifiable intangibles, net                                     1,753      1,806      2,134      2,172      2,176
Unrealized gains on off-balance-sheet instruments                 7,551      7,801      8,843      9,323     11,577
Premises and equipment, net                                       4,010      3,985      4,011      4,009      3,973
Other assets                                                      8,104      7,119      7,209      8,249      7,525
- -------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                             $234,243   $232,446   $229,926   $226,599   $223,188
- ---------------------------------------------------------------====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest-bearing                                             $ 84,314   $ 84,097   $ 84,345   $ 85,573   $ 87,140
  Noninterest-bearing                                            34,570     36,820     34,231     34,458     32,712
Deposits in foreign offices:
  Interest-bearing                                               40,127     37,886     35,525     33,985     30,718
  Noninterest-bearing                                             1,506      1,691      1,536      1,764      1,698
- -------------------------------------------------------------------------------------------------------------------
    Total deposits                                              160,517    160,494    155,637    155,780    152,268
Federal funds purchased                                           2,125      5,160      3,110      2,274      2,174
Securities sold under repurchase agreements                       7,640      6,383      7,187      5,833      6,570
Other short-term borrowings                                      11,523      7,627     10,289      9,730      8,500
Acceptances outstanding                                           2,761      2,295      2,268      2,076      1,977
Accrued interest payable                                            842        848        811        706        739
Unrealized losses on off-balance-sheet instruments                7,719      8,227      9,547      9,939     11,848
Other liabilities                                                 5,875      5,862      5,334      4,563      4,435
Long-term debt                                                   14,718     14,723     15,277     15,473     14,846
Subordinated capital notes                                          356        605        605        605        605
- -------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                           214,076    212,224    210,065    206,979    203,962

STOCKHOLDERS' EQUITY
Preferred stock                                                   2,423      2,623      2,623      2,723      3,068
Common stock                                                        604        602        600        598        587
Additional paid-in capital                                        8,384      8,328      8,271      8,213      7,912
Retained earnings                                                10,067      9,606      9,133      8,663      8,230
Net unrealized gain (loss) on available-for-sale securities         (56)         1        (51)       (69)      (275)
Common stock in treasury, at cost                                (1,255)      (938)      (715)      (508)      (296)
- -------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                   20,167     20,222     19,861     19,620     19,226
- -------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $234,243   $232,446   $229,926   $226,599   $223,188
- ---------------------------------------------------------------====================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

==========================================================================================================
                                                                               THREE MONTHS ENDED MARCH 31
                                                                               ---------------------------
(IN MILLIONS)                                                                     1996                1995
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $   720             $   611
Adjustments to net income to arrive at net cash provided (used) by operating activities:
  Provision for credit losses                                                      180                 100
  Net gain on sales of assets and subsidiaries and operations                     (100)                 (1)
  Net amortization of loan fees and discounts                                      (16)                (33)
  Depreciation and amortization of premises and equipment                          143                 130
  Amortization of intangibles                                                       95                 109
  Provision for (benefit from) deferred income taxes                               109                 (18)
  Change in assets and liabilities net of effects from acquisitions and pending dispositions:
    (Increase) decrease in accrued interest receivable                             (11)                 78
    Decrease in accrued interest payable                                            (6)                (92)
    Increase in trading account assets                                          (1,699)             (1,002)
    Increase in current income taxes payable                                       254                 473
  Deferred fees received from lending activities                                    51                  37
  Net cash used by loans held for sale                                            (346)                (82)
  Other, net                                                                    (1,398)                 90
- ----------------------------------------------------------------------------------------------------------
    Net cash provided (used) by operating activities                            (2,024)                400

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
  Sales proceeds                                                                   200               1,107
  Maturities, prepayments, and calls                                             1,437               1,297
  Purchases                                                                       (925)             (1,602)
Activity in held-to-maturity securities:
  Maturities, prepayments, and calls                                               348                 937
  Purchases                                                                       (215)                (87)
Proceeds from sales of loans                                                       255                 294
Purchases of loans                                                                (620)               (489)
Purchases of premises and equipment                                               (186)               (148)
Proceeds from sales of other real estate owned                                     105                 151
Net cash provided (used) by:
  Loan originations and principal collections                                     (588)             (2,908)
  Interest-bearing deposits in banks                                               176                 249
  Federal funds sold                                                               578                (153)
  Securities purchased under resale agreements                                  (1,236)               (710)
Cash used by acquisitions                                                          (54)                 --
Other, net                                                                         107                 (43)
- ----------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                         (618)             (2,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                           571               1,033
Principal payments and retirements of long-term debt and subordinated capital
 notes                                                                            (823)             (1,004)
Proceeds from issuance of common stock                                              44                  31
Preferred stock repurchased                                                       (211)                 --
Treasury stock purchased                                                          (289)               (264)
Common stock dividends                                                            (198)               (172)
Preferred stock dividends                                                          (53)                (62)
Net cash provided (used) by:
  Deposits                                                                          23              (2,127)
  Federal funds purchased                                                       (3,035)             (1,109)
  Securities sold under repurchase agreements                                    1,257               1,065
  Other short-term borrowings                                                    3,896               3,155
Other, net                                                                          17                 (27)
- ----------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                    1,199                 519
Effect of exchange rate changes on cash and due from banks                           1                  12
- ----------------------------------------------------------------------------------------------------------
     Net decrease in cash and due from banks                                    (1,442)             (1,174)
Cash and due from banks at beginning of period                                  14,312              13,578
- ----------------------------------------------------------------------------------------------------------
       CASH AND DUE FROM BANKS AT END OF PERIOD                                $12,870             $12,404
- -------------------------------------------------------------------------------===========================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

==================================================================================================================================
                                                                                      1996                  1995
                                                                                  --------   -------------------------------------
                                                                                     FIRST    FOURTH     THIRD    SECOND     FIRST
(IN MILLIONS)                                                                      QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
- ----------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                                                      $ 2,623   $ 2,623   $ 2,723   $ 3,068   $ 3,068
Preferred stock repurchased                                                           (200)        -      (100)      (97)        -
Convertible preferred stock converted to common stock                                    -         -         -      (248)        -
- ----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                                            2,423     2,623     2,623     2,723     3,068

COMMON STOCK
Balance, beginning of quarter                                                          602       600       598       587       581
Common stock issued                                                                      2         2         2        11         6
- ----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                                              604       602       600       598       587

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                                                        8,328     8,271     8,213     7,912     7,743
Common stock issued                                                                     74        57        67       301       169
Preferred stock repurchased                                                            (18)        -        (9)        -         -
- ----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                                            8,384     8,328     8,271     8,213     7,912

RETAINED EARNINGS
Balance, beginning of quarter                                                        9,606     9,133     8,663     8,230     7,854
Net income                                                                             720       704       704       645       611
Common stock dividends                                                                (198)     (169)     (171)     (172)     (172)
Preferred stock dividends                                                              (53)      (53)      (56)      (56)      (62)
Foreign currency translation adjustments,
 net of related income taxes                                                            (8)       (9)       (7)       16        (1)
- ----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                                           10,067     9,606     9,133     8,663     8,230

NET UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES
Balance, beginning of quarter                                                            1       (51)      (69)     (275)     (326)
Valuation adjustments, net of related income taxes                                     (57)       52        18       206        51
- ----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                                              (56)        1       (51)      (69)     (275)

COMMON STOCK IN TREASURY, AT COST
Balance, beginning of quarter                                                         (938)     (715)     (508)     (296)      (29)
Treasury stock purchased                                                              (316)     (222)     (230)     (210)     (264)
Treasury stock issued                                                                    -         -        29         -         -
Other                                                                                   (1)       (1)       (6)       (2)       (3)
- ----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                                           (1,255)     (938)     (715)     (508)     (296)
- ----------------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                                     $20,167   $20,222   $19,861   $19,620   $19,226
- ----------------------------------------------------------------------------------================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
NOTE 1. The unaudited consolidated financial statements of FINANCIAL STATEMENT BankAmerica Corporation and subsidiaries (BAC) are prepared
PRESENTATION         in conformity with generally accepted accounting principles for interim financial information, the instructions to Form
                     10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.
                     All such adjustments are of a normal recurring nature.
                     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in BankAmerica Corporation's (the
                     Parent) Annual Report on Form 10-K for the year ended
                     December 31, 1995.

                     The unaudited consolidated financial statements of BAC include the accounts of the Parent and companies in which more than 50 percent of the voting stock is owned directly or indirectly by the Parent, including Bank of America NT&SA (the Bank), Bank of America NW, National Association (formerly Seattle-First National Bank), Bank of America Illinois, and other banking and nonbanking subsidiaries. The revenues, expenses, assets, and liabilities of the subsidiaries are included in the respective line items in the unaudited consolidated financial statements after elimination of inter-company accounts and transactions.

                     Certain amounts in prior periods have been reclassified to conform to the current presentation.
- --------------------------------------------------------------------------------
NOTE 2.              During the three-month periods ended March 31, 1996 and
SUPPLEMENTAL         1995, BAC made interest payments on deposits and other
DISCLOSURE OF CASH   interest-bearing liabilities of $1,949 million and
FLOW INFORMATION     $1,782 million, respectively, and made net income tax
                     payments of $144 million and $11 million, respectively.

                     During the three-month periods ended March 31, 1996 and
                     1995, there were foreclosures of loans with carrying values of $124 million and $145 million, respectively. Loans made to facilitate the sale of other real estate owned (OREO)
                     totaled $2 million during the three-month period ended
                     March 31, 1996. There were no loans made to facilitate the sale of OREO during the three-month period ended March 31,
                     1995.
- --------------------------------------------------------------------------------
NOTE 3.              During the three-month period ended March 31, 1996, BAC
AVAILABLE-FOR-SALE   sold available-for-sale securities for aggregate proceeds
AND HELD-TO-MATURITY of $200 million, resulting in gross realized gains of
SECURITIES           $37 million and gross realized losses of $7 million. During the three-month period ended March 31, 1995, BAC sold available-for-sale securities for aggregate proceeds of $1,107 million, resulting in gross realized gains of $15 million and gross realized losses of $14 million.

                     The fair values and amortized costs of available-for-sale and held-to-maturity securities were as follows:

                                          AVAILABLE-FOR-SALE   HELD-TO-MATURITY
                                              SECURITIES          SECURITIES
                                          ------------------  ------------------
                                            FAIR  AMORTIZED     FAIR  AMORTIZED
(IN MILLIONS)                              VALUE       COST    VALUE       COST
- --------------------------------------------------------------------------------
                     MARCH 31, 1996      $11,287    $11,380   $4,143     $4,523
                     December 31, 1995    12,043     12,042    4,332      4,656
                     September 30, 1995    9,979     10,064    6,444      6,927
                     June 30, 1995         9,868      9,983    6,725      7,186
                     March 31, 1995        9,268      9,726    6,552      7,335

================================================================================
                     During the three-month periods ended March 31, 1996 and 1995, trading income included net unrealized holding gains on trading securities of $3 million and $1 million, respectively. These amounts exclude the net unrealized trading results of the Parent's securities broker and dealer subsidiaries.

                     During the fourth quarter of 1995, the Financial Accounting
                     Standards Board allowed financial statement preparers a
                     one-time opportunity to reassess the classifications of
                     securities accounted for under Statement of Financial
                     Accounting Standards (SFAS) No. 115, "Accounting for
                     Certain Investments in Debt and Equity Securities." As a
                     result of this reassessment, BAC reclassified $2.1 billion of held-to-maturity securities to available-for-sale
                     securities. In connection with this reclassification, gross unrealized gains of $28 million and gross unrealized losses of $42 million were recorded in available-for-sale
                     securities and in stockholders' equity (on a net-of-tax
                     basis).
- --------------------------------------------------------------------------------
NOTE 4.              During the first quarter of 1996, BAC's Board of Directors
STOCK REPURCHASE     authorized a new stock repurchase program. This new
PROGRAM              program enables the Parent to buy back up to $2.0 billion
                     of its common stock by the end of 1997. The new program,
                     which replaces the stock repurchase program announced in
                     February 1995, also enables the Parent to buy back or
                     redeem up to $1.0 billion of its preferred stock by the end of 1997. During the three months ended March 31, 1996, the
                     Parent repurchased 4.6 million shares of its common stock
                     under the current and pre-existing stock repurchase
                     programs at an average per-share price of $68.24. These
                     transactions reduced stockholders' equity by $316 million, of which $27 million was accrued at March 31, 1996. The
                     remaining buyback and redemption authorities for common
                     stock and preferred stock under the current program totaled
                     $1.84 billion and $1.0 billion, respectively, at March 31,
                     1996.
- --------------------------------------------------------------------------------
NOTE 5.              On March 31, 1996, the Parent redeemed all 400,000
PREFERRED STOCK      outstanding shares of its 11% Preferred Stock, Series J
                     (Preferred Stock, Series J) under terms of a stock repurchase program that was replaced during the first quarter of 1996. This transaction reduced stockholders' equity by $218 million. The shares were represented by 8 million depositary shares, each corresponding to a one-twentieth interest in a share of Preferred Stock, Series J.
                     The redemption price was $26.375 per depositary share. The quarterly dividend of $0.6875 per depositary share was paid on March 31, 1996 to holders of record on March 15, 1996.

                     In addition, on March 4, 1996, the Parent announced its intention to redeem all 7,250,000 outstanding shares of its 9 5/8% Cumulative Preferred Stock, Series F, on April 16, 1996 at $25.00 per share, plus dividends of $0.30747 per share accrued and unpaid to the redemption date.

BANKAMERICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT continued
================================================================================

NOTE 6.            The following is a summary of the components of income
INCOME TAXES       tax expense:


                                                      1996                1995
                                                  --------  ----------------------------------
                                                     FIRST   FOURTH    THIRD   SECOND    FIRST
                     (IN MILLIONS)                 QUARTER  QUARTER  QUARTER  QUARTER  QUARTER
                     -------------------------------------------------------------------------
                     PROVISION FOR INCOME TAXES
                     Federal                          $362     $355     $354     $331     $319
                     State and local                    93       74       91       86       83
                     Foreign                            52       66       61       46       37
                     -------------------------------------------------------------------------
                                                      $507     $495     $506     $463     $439
                     ---------------------------------========================================

                   BAC's estimated annual effective income tax rates for the
                   three-month periods ended March 31, 1996 and 1995 were 41.3 percent and 41.8 percent, respectively. These rates are
                   higher than the federal statutory tax rate of 35.0 percent due principally to state income taxes and the amortization of nondeductible goodwill.
- --------------------------------------------------------------------------------
NOTE 7.            Earnings per common share have been computed based on the
EARNINGS PER       following:
COMMON SHARE

                                                          1996                 1995
                                                         -------   -------------------------------------
                        (DOLLAR AMOUNTS IN MILLIONS,       FIRST    FOURTH     THIRD    SECOND     FIRST
                        SHARE AMOUNTS IN THOUSANDS)      QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                        --------------------------------------------------------------------------------
                        Net income applicable to
                         common stock                   $    667  $    651  $    648  $    589  $    549
                        Average number of common
                         shares outstanding              366,067   368,300   371,871   371,992   371,764
                        Average number of common
                         and common equivalent
                         shares outstanding              372,385   374,283   376,643   376,213   375,084
                        Average number of common
                         shares outstanding--
                         assuming full dilution          373,548   374,669   377,421   379,182   381,141

- -------------------------------------------------------------------------------
NOTE 8. In the ordinary course of business, BAC enters into OFF-BALANCE-SHEET various types of transactions that involve credit-related
TRANSACTIONS       financial instruments and foreign exchange and derivatives contracts that contain off-balance-sheet risk. Credit-related financial instruments are typically customer-driven while foreign exchange and derivatives contracts are entered into both on behalf of customers and for BAC's own account in managing interest rate and foreign exchange risk.

                   CREDIT-RELATED FINANCIAL INSTRUMENTS

                   The table on page 9 is a summary of the contractual amounts of each significant class of credit-related financial instruments outstanding. These amounts represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless.

================================================================================


                                                         1996                                   1995
                                                     --------          --------------------------------------------------------
                   (IN MILLIONS)                     MARCH 31          DEC. 31          SEPT. 30         JUNE 30       MARCH 31
                   ------------------------------------------------------------------------------------------------------------
                   Commitments to extend credit:
                    Unutilized credit card lines      $35,982          $34,465           $34,445         $32,176        $30,026
                    Other commitments to
                      extend credit/a/                 95,790           94,524            95,517          92,896         85,112
                   Standby letters of credit
                    and financial guarantees/b/        16,344           16,336            15,675          15,598         15,202
                   Commercial letters of credit         4,236            4,128             4,342           4,650          3,977
                   ------------------------------------------------------------------------------------------------------------

                   /a/ Represents agreements to extend credit to customers
                       for which BAC may have received fees. These commitments have specified interest rates and generally have fixed expiration dates and may be terminated by BAC if certain conditions of the contract are violated.

                   /b/ Net of participations sold of $2,619 million at
                       March 31, 1996, $2,383 million at December 31, 1995, $2,607 million at September 30, 1995, $2,238 million at June 30, 1995, and $2,301 million at March 31, 1995.


                   FOREIGN EXCHANGE AND DERIVATIVES CONTRACTS

                   The tables on page 10 summarize the notional amounts, credit risk, and credit exposure for each significant class of foreign exchange and derivative contract outstanding in BAC's trading portfolio and the notional amounts and credit risk for each significant class of foreign exchange and derivative contract outstanding in BAC's asset and liability management portfolio. These tables should be read in conjunction with the descriptions of such products and their risks included on pages 27-29, 38-41, and 70-79 of BAC's 1995 Annual Report to Shareholders.

BANKAMERICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================


                     DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
                    ----------------------------------------------------------------------------------------------------------
                                                                MARCH 31, 1996                        DECEMBER 31, 1995
                                                     -------------------------------------   ---------------------------------
                                                     NOTIONAL       CREDIT         CREDIT      NOTIONAL     CREDIT      CREDIT
                    (IN MILLIONS)                      AMOUNT         RISK/a/    EXPOSURE/b/     AMOUNT       RISK/a/ EXPOSURE/b/
                    ----------------------------------------------------------------------------------------------------------
                    INTEREST RATE CONTRACTS
                    Interest rate swaps            $  412,128      $ 7,358         $2,898/c/ $  418,240    $ 8,647      $2,787/c/
                    Futures and forward rate
                     contracts:
                      Commitments to purchase         178,827          129            129       160,126          9           9
                      Commitments to sell             202,014          189            189       190,538        381         381
                    Written options                    34,961            -/d/           -/d/     35,217          -/d/        -/d/
                    Purchased options                  47,321          444            336        45,351        494         390
                    ----------------------------------------------------------------------------------------------------------
                                                      875,251        8,120          3,552       849,472      9,531       3,567
                    FOREIGN EXCHANGE CONTRACTS
                    Spot, forward, and futures
                     contracts                        733,878        8,680          2,404       592,441      8,781       2,553
                    Written options                    27,183            -/d/           -/d/     21,095          -/d/        -/d/
                    Purchased options                  25,531          415            306        20,244        395         268
                    Currency swaps                     23,988        1,324          1,271        23,085      1,517       1,403
                    ----------------------------------------------------------------------------------------------------------
                                                      810,580       10,419          3,981       656,865     10,693       4,224
                    Stock index options and
                     commodity contracts                1,065           19             18           878         12          10
                    ----------------------------------------------------------------------------------------------------------
                                                   $1,686,896/e/   $18,558         $7,551    $1,507,215/f/ $20,236      $7,801
                    -------------------------------===========================================================================


                DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES
                ------------------------------------------------------------------------------------------------
                                                            MARCH 31, 1996                  DECEMBER 31, 1995
                                                        ---------------------             ----------------------
                                                        NOTIONAL       CREDIT             NOTIONAL        CREDIT
                (IN MILLIONS)                             AMOUNT         RISK/a/            AMOUNT          RISK/a/
                ------------------------------------------------------------------------------------------------
                INTEREST RATE CONTRACTS
                Interest rate swaps                      $35,280         $157              $33,543          $155
                Futures and forward rate
                 contracts                                28,813            -               28,702             -
                Purchased options                          8,575           55                9,200            60
                ------------------------------------------------------------------------------------------------
                                                          72,668          212               71,445           215

                FOREIGN EXCHANGE CONTRACTS
                Spot, forward, and futures
                 contracts                                 1,897            -                1,900             -
                Currency swaps                               182            -                  430            61
                ------------------------------------------------------------------------------------------------
                                                           2,079            -                2,330            61
                ------------------------------------------------------------------------------------------------
                                                         $74,747/e/      $212              $73,775/f/       $276
                -----------------------------------------=======================================================

                /a/ Excluding the effects of legally enforceable master netting agreements.
                /b/ Including the effects of legally enforceable master netting agreements.
                /c/ Including the effects of cross product netting of certain interest rate derivatives and currency swaps.
                /d/ Interest rate and foreign exchange options written have no credit risk or credit exposure.
                /e/ Interest rate swaps, interest rate futures and forward contracts, and interest rate options in both the trading and asset and liability management portfolios include $14.9 billion, $0.9 billion, and $0.7 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $1.8 billion of intercompany hedging-related contracts.
                /f/ Interest rate swaps and interest rate options in both the trading and asset and liability management portfolios include $14.2 billion and $0.7 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $1.9 billion of intercompany hedging-related contracts.

                    For most contracts, notional amounts are used solely to determine cash flows to be exchanged. However, certain foreign exchange contracts are designed for principal amounts to be exchanged on a common settlement date. The notional or contract amounts associated with foreign exchange and derivative financial instruments are not recorded as assets or liabilities on the balance sheet and do not represent the potential for gain or loss associated with such transactions. Credit risk represents BAC's potential loss on these transactions if all counterparties failed to perform according to the terms of the contract

================================================================================

                   and the value of any existing collateral became worthless, based on then-current currency exchange and interest rates at each respective date. Credit exposure represents the potential loss to which BAC is exposed, after taking into consideration legally enforceable master netting agreements. Historically, losses associated with counterparty nonperformance on derivative and foreign exchange instruments have been immaterial.

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

                     FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
                     -------------------------------------------------------------------------------------------
                                                      MARCH 31, 1996                      DECEMBER 31, 1995
                                              ------------------------------       -----------------------------
                                                     AVERAGE                          AVERAGE
                                                  FAIR VALUE                       FAIR VALUE
                                                     FOR THE      PERIOD END          FOR THE         PERIOD END
                     (IN MILLIONS)             QUARTER ENDED/a/   FAIR VALUE       YEAR ENDED/a/      FAIR VALUE
                     -------------------------------------------------------------------------------------------
                     INTEREST RATE CONTRACTS
                     Interest rate swaps:
                       Assets                       $ 3,043          $ 2,898          $ 2,522            $ 2,787
                       Liabilities                   (2,664)          (2,307)          (2,258)            (2,605)
                     Futures and forward rate
                      contracts:
                       Assets                           399              318              319                390
                       Liabilities                     (363)            (303)            (291)              (373)
                     Written options                   (239)            (224)            (222)              (237)
                     Purchased options                  328              336              263                390
                     -------------------------------------------------------------------------------------------
                                                        504              718              333                352
                     FOREIGN EXCHANGE CONTRACTS
                     Spot, forward, and futures
                      contracts:
                       Assets                         2,682            2,404            3,979              2,553
                       Liabilities                   (3,117)          (2,857)          (4,429)            (3,048)
                     Written options                   (414)            (387)            (431)              (355)
                     Purchased options                  347              306              403                268
                     Currency swaps:
                       Assets                         1,249            1,271            1,762              1,403
                       Liabilities                   (1,472)          (1,626)          (2,062)            (1,600)
                    --------------------------------------------------------------------------------------------
                                                       (725)            (889)            (778)              (779)
                     Stock index options and commodity
                      contracts:
                       Assets                            16               18               13                 10
                       Liabilities                      (12)             (15)              (8)                (9)
                     -------------------------------------------------------------------------------------------
                                                          4                3                5                  1
                     -------------------------------------------------------------------------------------------
                                                    $  (217)         $  (168)          $ (440)           $  (426)
                     -------------------------------============================================================

                   FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND
                   LIABILITY MANAGEMENT PURPOSES
                   -----------------------------------------------------------------------------------------
                   (IN MILLIONS)                                MARCH 31, 1996             DECEMBER 31, 1995
                   -----------------------------------------------------------------------------------------
                   INTEREST RATE CONTRACTS
                   Interest rate swaps                                   $(311)                         $ 33
                   Futures and forward rate contracts                       28                            56
                   Purchased options                                        (7)                            3
                   -----------------------------------------------------------------------------------------
                                                                          (290)                           92
                   FOREIGN EXCHANGE CONTRACTS
                   Spot, forward, and futures contracts                      -                             -
                   Currency swaps                                          (19)                           47
                   -----------------------------------------------------------------------------------------
                                                                           (19)                           47
                   -----------------------------------------------------------------------------------------
                                                                         $(309)                         $139
                   ----------------------------------------------------=====================================

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

                   TRADING-RELATED INCOME
                   ------------------------------------------------------------------------------
                                                       1996                   1995
                                                    -------   -----------------------------------
                                                      FIRST    FOURTH     THIRD   SECOND    FIRST
                   (IN MILLIONS)                    QUARTER   QUARTER   QUARTER  QUARTER  QUARTER
                   ------------------------------------------------------------------------------
                   TRADING INCOME
                   Interest rate                       $ 12      $ 20      $ 13     $  9     $ 25
                   Foreign exchange                      98        66        74       80       83
                   Debt instruments                      55        29        45       62       21
                   ------------------------------------------------------------------------------
                                                       $165      $115      $132     $151     $129
                   ---------------------------------=============================================

                   OTHER TRADING-RELATED INCOME/a/
                   Interest rate                       $  6      $ 18      $  7     $  2     $  3
                   Foreign exchange                       6         9        10        7        2
                   Debt instruments                      44        38        37       49       28
                   ------------------------------------------------------------------------------
                                                       $ 56      $ 65      $ 54     $ 58     $ 33
                   ---------------------------------=============================================

                   /a/ Primarily includes the net interest revenue and expense associated with these contracts.


                   To reflect the business purpose and use of the financial contracts into which BAC enters, trading income and the related net interest revenue or expense associated with such contracts have been allocated into three broad functional categories: interest rate trading, foreign exchange trading, and debt instruments trading. Trading-related income from interest rate instruments primarily includes results from transactions using interest rate and currency swaps, interest rate futures, option contracts, and forward rate agreements, as well as cash instruments used in the management of this function. Foreign exchange trading-related income primarily includes the results from transactions using foreign exchange spot, forward, futures, and option contracts. Trading-related income from debt instruments primarily represents the results from trading activities in various debt securities, including U.S. government and government agency securities, foreign government securities, mortgage-backed securities, municipal bonds, and corporate debt.

================================================================================

                   ASSET AND LIABILITY MANAGEMENT ACTIVITIES

                   BAC uses foreign exchange contracts and derivative instruments, primarily interest rate contracts, to manage interest rate risk related to specific assets and liabilities, including fixed rate and adjustable rate residential mortgages, long-term debt, and deposits. Foreign exchange contracts are used to hedge net capital exposure and foreign currency exposures. For a detailed description of BAC's asset and liability management objectives and strategies used to achieve those objectives, refer to page 75 of BAC's 1995 Annual Report to Shareholders.

                   The expected maturities and weighted average interest rates associated with BAC's asset and liability management interest rate swap portfolio at March 31, 1996 were not significantly different from those at year-end 1995.

                   SECURITIES LENDING

                   BAC conducts securities lending transactions primarily for institutional trust customers and, at times, indemnifies these customers against various losses. All securities lending transactions are collateralized by U.S. government or federal agency securities, cash, or letters of credit with total market value equal to or in excess of the market value of the securities lent. In the event of default by a customer combined with a decline in the value of the associated collateral, BAC may be exposed to risk of loss. During 1995, BAC made a decision to exit, and, by the end of the first quarter of 1996, had substantially divested its institutional trust and securities services business.

                   The following summarizes indemnified securities lending transactions and the associated collateral:

                                                     1996                                1995
                                                   ---------     ------------------------------------------------
                   (IN MILLIONS)                    MARCH 31     DEC. 31         SEPT. 30    JUNE 30     MARCH 31
                   ----------------------------------------------------------------------------------------------
                   Indemnified securities lent       $ 134        $ 207           $ 894      $4,220        $6,350
                   Associated collateral               135          209             909       4,321         6,501
                   ----------------------------------------------------------------------------------------------

NOTE 9.            Congress is currently considering proposals that would
SPECIAL DEPOSIT    impose a one-time assessment on deposits insured by the
ASSESSMENT         Savings Association Insurance Fund (SAIF). If imposed, this assessment would recapitalize SAIF to 1.25% of insured deposits as prescribed by the Federal Deposit Insurance
                   Corporation Improvement Act. At this time it is not possible to predict the ultimate provisions of any final legislation or their effect on BAC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
HIGHLIGHTS
================================================================================

                  The following is a summary of first-quarter 1996 financial information for BankAmerica Corporation and subsidiaries
                  (BAC).

                  . BAC reported first-quarter 1996 earnings per share of $1.79, an increase of 23 percent from $1.46 for the same period a year ago. Net income for the first quarter of 1996 was $720 million, up 18 percent from $611 million for the first quarter of 1995.

                  . The return on average common equity was 15.19 percent for the first quarter of 1996, an increase of 133 basis points from the same period in 1995. In addition, the return on average total assets increased 8 basis points from a year ago to 1.22 percent for the first quarter of 1996.

                  . Net interest income was up $100 million, or 5 percent, from the amount reported for the first quarter of 1995. BAC's net interest margin for the first quarter of 1996 was 4.36 percent, down 19 basis points from the amount reported in the comparable period a year ago, and down 8 basis points from the previous quarter.

                  . Noninterest income increased $181 million, or 17 percent, from the first quarter of 1995 due to growth in several categories. In particular, results from trading and venture capital activities improved. In addition, noninterest income for the first quarter of 1996 included a pre-tax gain of $50 million associated with the completed components of the previously announced divestiture of BAC's Institutional Trust and Securities Services (ITSS) business.

                  . Noninterest expense increased $24 million, or 1 percent, from the first quarter of 1995. Expenses for the first quarter of 1996 included the effects of higher performance-based pay and retirement program benefits, charitable contributions, and lower FDIC fees.

                  . BAC's expense to revenue ratio decreased 74 basis points from the previous quarter to 55.83 percent in the first quarter of 1996. This is the sixth consecutive quarter that this measure of operating efficiency has improved.

                  . Average loans increased $3.0 billion from the previous quarter, reflecting broad-based growth in the loan portfolio.

                  . The provision for credit losses was $180 million, up $80 million from the first quarter of 1995. Net credit losses were $239 million for the first quarter of 1996, up $162 million from the comparable period a year ago, while nonaccrual assets decreased $194 million, or 10 percent, between year-end 1995 and March 31, 1996.

                  . In connection with BAC's ongoing efforts to return excess capital to its shareholders, BAC repurchased 4.6 million shares of its common stock during the first quarter of 1996 at an average per-share price of $68.24.

                  . On March 31, 1996, BAC redeemed all 400,000 outstanding shares of its 11 percent Cumulative Fixed Preferred Stock, Series J.


=============================================================================================================================

FINANCIAL HIGHLIGHTS
- -----------------------------------------------------------------------------------------------------------------------------
                                                          1996                                  1995
                                                      --------       --------------------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS,                             FIRST         FOURTH          THIRD          SECOND            FIRST
EXCEPT PER SHARE DATA)                                 QUARTER        QUARTER        QUARTER         QUARTER          QUARTER
- -----------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                                       $  4,089       $  4,071       $  4,044        $  3,989         $  3,736
Interest expense                                         1,943          1,934          1,888           1,866            1,690
- -----------------------------------------------------------------------------------------------------------------------------
  Net interest income                                    2,146          2,137          2,156           2,123            2,046
Provision for credit losses                                180            130            110             100              100
Noninterest income                                       1,274          1,158          1,157           1,138            1,093
Noninterest expense                                      2,013          1,966          1,993           2,053            1,989
- -----------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                             1,227          1,199          1,210           1,108            1,050
Provision for income taxes                                 507            495            506             463              439
- -----------------------------------------------------------------------------------------------------------------------------
      NET INCOME                                      $    720       $    704       $    704        $    645         $    611
- ------------------------------------------------------=======================================================================
PER SHARE DATA
Earnings per common and common
 equivalent share                                     $   1.79       $   1.74       $   1.72        $   1.56         $   1.46
Earnings per common share - assuming
 full dilution                                            1.79           1.74           1.72            1.55             1.45
Dividends declared per common share                       0.54           0.46           0.46            0.46             0.46
- -----------------------------------------------------------------------------------------------------------------------------
STOCK DATA
Book value per common share at period end             $  48.74       $  47.90       $  46.59        $  45.38         $  43.72
Common stock price range:
  High                                                      79 1/8         68 1/2         61 1/8          55 1/4           49 5/8
  Low                                                       58 3/4         57             52 1/2          48 3/8           39 1/2
Closing common stock price                                  77 1/2         64 3/4         59 7/8          52 5/8           48 1/4
Average number of common and common
 equivalent shares outstanding (in thousands)          372,385        374,283        376,643         376,213          375,084
Average number of common shares outstanding
 -- assuming full dilution (in thousands)              373,548        374,669        377,421         379,182          381,141
Number of common shares outstanding at period
 end (in thousands)                                    364,082        367,447        369,998         372,336          369,543
- -----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END
Loans                                                 $156,155       $155,373       $151,212        $148,766         $144,159
Total assets                                           234,243        232,446        229,926         226,599          223,188
Deposits                                               160,517        160,494        155,637         155,780          152,268
Long-term debt and subordinated capital notes           15,074         15,328         15,882          16,078           15,451
Common equity                                           17,744         17,599         17,238          16,897           16,158
Total equity                                            20,167         20,222         19,861          19,620           19,226
- -----------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Rate of return (based on net income) on:
  Average common equity                                  15.19%         14.96%         15.09%          14.30%           13.86%
  Average total equity                                   14.28          14.05          14.14           13.29            12.95
  Average total assets                                    1.22           1.20           1.21            1.13             1.14
- -----------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Ratio of common equity to total assets                    7.58%          7.57%          7.50%           7.46%            7.24%
Ratio of total equity to total assets                     8.61           8.70           8.64            8.66             8.61
Ratio of average total equity to average
 total assets                                             8.55           8.55           8.59            8.51             8.79
=============================================================================================================================

BUSINESS SECTORS

===============================================================================================================================

SELECTED BUSINESS SECTOR DATA
- -------------------------------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED MARCH 31/a/
                                               --------------------------------------------------------------------------------
                                                                     U.S. CORPORATE AND
                                                         TOTAL    INTERNATIONAL BANKING CONSUMER BANKING  MIDDLE MARKET BANKING
                                               ---------------    --------------------- ----------------  ---------------------
(DOLLAR AMOUNTS IN MILLIONS)                     1996     1995        1996       1995     1996      1995     1996     1995

- -------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                            $2,146   $2,046      $  382     $  318   $1,373    $1,292   $  215     $223
Provision for credit losses                       180      100         (43)        29      238       162        4       18
Noninterest income                              1,274    1,093         557        434      539       466       55       52
Noninterest expense                             2,013    1,989         467        430    1,162     1,157      130      130
- -------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes             1,227    1,050         515        293      512       439      136      127
Provision for (benefit from) income taxes         507      439         197        118      216       189       55       52
- -------------------------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS)                               720      611         318        175      296       250       81       75
Preferred stock dividends                          53       62          19         23       20        22        4        5
- -------------------------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON EQUITY                               $  667   $  549      $  299      $ 152   $  276    $  228   $   77   $   70
- -----------------------------------------------================================================================================
SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                                        $154,929   $141,050    $41,078    $37,511    $80,800  $72,801    $18,588   $16,713
Earning assets                                197,712    181,296     69,126     62,024     81,480   73,423     18,605    16,732
Total assets                                  237,083    217,744     89,230     80,052     89,797   80,892     21,009    19,170
Deposits                                      159,543    149,902     43,379     31,608     94,910   95,951      7,421     8,001
Common equity                                  17,665     16,070      6,155      5,740      6,465    5,645      1,473     1,338

SELECTED FINANCIAL RATIOS
Return on average common equity                  15.2%      13.9%      19.6%      10.8%      17.2%    16.4%      21.0%     21.3%
Expense to revenue/b/                            55.8       59.8       47.9       54.4       55.6     59.5       43.8      43.1
================================================================================================================================

                    For reporting purposes, BAC segregates its operations into business or operating sectors. BAC's Vice Chairmen oversee the operations of the businesses that comprise the sectors and are responsible for their financial performance. The Vice Chairmen regularly review their respective businesses to evaluate past performance and make decisions regarding the future allocation of resources. All Vice Chairmen are accountable to the Chief Executive Officer.

                    BAC determines its business sector results based on an internal management reporting system, which allocates revenues, expenses, assets, and liabilities to each business sector. Furthermore, for internal business sector monitoring, the unallocated allowance for credit losses and related provision for credit losses are assigned to the business sectors. Equity is assigned to each internal business sector on a risk-adjusted basis. While BAC manages its hedging activities centrally, the effects of hedging are allocated to the business sectors through a transfer pricing process. As a result, the effects of hedging interest rate risk are reflected in the appropriate business sectors.

                    The information set forth in the tables on pages 16-17 reflects the condensed income statements and selected average balance sheet line items and financial ratios by business sectors. The information presented does not necessarily represent the business sectors' financial condition and results of operations as if they were independent entities. For a detailed discussion of the composition of each business sector, refer to pages 6-15 of BAC's 1995 Annual Report to Shareholders.

=============================================================================================================

- ------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED MARCH 31/a/
                                                ------------------------------------------------------------------
                                                                        PRIVATE BANKING AND
                                                COMMERCIAL REAL ESTATE  INVESTMENT SERVICES          OTHER
                                                ----------------------  -------------------  ---------------------
(DOLLAR AMOUNTS IN MILLIONS)                      1996       1995        1996        1995        1996        1995
- ------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                               $106       $120       $  43        $ 41        $ 27        $ 52
Provision for credit losses                        (33)       (97)          1          (4)         13          (8)
Noninterest income                                   7         10          92          81          24          50
Noninterest expense                                 30         31         105         100         119         141
- ------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                116        196          29          26         (81)        (31)
Provision for (benefit from) income taxes           47         81          11          10         (19)        (11)
- ------------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS)                                 69        115          18          16         (62)        (20)
Preferred stock dividends                            5          5           1           1           4           6
- ------------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON EQUITY                                  $ 64       $110       $  17        $ 15        $(66)      $ (26)
- --------------------------------------------------================================================================

SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                                          $10,049    $10,115     $ 4,132      $3,612     $   282     $   298
Earning assets                                  10,049     10,116       4,169       3,658      14,283      15,343
Total assets                                    10,058      9,813       4,741       4,150      22,248      23,667
Deposits                                         1,794      1,417       6,888       5,316       5,151       7,609
Common equity                                    1,334      1,257         373         323       1,865       1,767

SELECTED FINANCIAL RATIOS
Return on average common equity                   19.5%      35.5%       17.8%       18.4%         NM          NM
Expense to revenue/b/                             26.5       26.0        72.6        76.1          NM          NM
=====================================================================================================================

/a/ For comparability purposes, both 1996 and 1995 amounts reflect BAC's business-sector allocation methodologies at March 31, 1996.
/b/ Excludes net other real estate owned expense and amortization of intangibles.

NM - Not meaningful.


                   U.S Corporate and International Banking--U.S. Corporate and International Banking's net income for the first three months of 1996 increased $143 million, or 82 percent, from that of the same period a year ago. This increase reflected higher net interest and noninterest income levels and a reduction in the provision for credit losses, partially offset by higher noninterest expense. The increase in net interest income resulted from higher interest recoveries, an increase in commercial and industrial and foreign loans, and higher spreads on foreign loans. The reduction in the provision for credit losses was primarily a result of improved asset quality in Latin America. Noninterest income was up $123 million predominantly due to higher trading and venture capital profits, increased securities gains, and gains on asset sales. Noninterest expense increased due to higher variable-based pay that resulted from improved performance in BAC's global capital market operations. Average deposits increased $11.8 billion, or 37 percent, reflecting growth in foreign interest-bearing deposits. This sector's expense to revenue ratio improved from 54.4 percent in the first quarter of 1995 to 47.9 percent for the first quarter of 1996.

                   Consumer Banking--Consumer Banking's net income for the first three months of 1996 was up $46 million, or 18 percent, from the amount for the same period last year. This increase largely reflected improved results in BAC's residential and consumer installment loan businesses as well as its non-California banks. Net interest income was up from the first three months of 1995 due to increased loan volumes and higher spreads on residential real estate loans. Partially offsetting this increase were lower spreads on credit card loans and retail deposits.

================================================================================

                   Noninterest income increased due to increased revenues from service charges on deposit accounts. Noninterest expense was essentially unchanged, as increased advertising expenses offset reduced FDIC assessment fees. The increases in net interest and noninterest income, coupled with BAC's efforts to keep noninterest expense at targeted levels, resulted in an expense-to-revenue ratio of 55.6 percent for the first quarter of 1996, a decrease from 59.5 percent for the first quarter of 1995. The provision for credit losses increased $76 million primarily as a result of strong growth in the consumer loan portfolio. Average loan outstandings grew $8.0 billion, or 11 percent, from the first three months of 1995, primarily representing growth in the manufactured housing, residential first mortgage, and credit card portfolios. Average deposits declined $1.0 billion, reflecting decreases in most deposit categories.

                   Middle Market Banking -- Middle Market Banking's net income for the first three months of 1996 grew $6 million, or 8 percent, from the first three months of 1995. This growth was primarily a result of a decrease in the provision for credit losses. Average loan outstandings increased $1.9 billion largely due to increased demand in several regions of the U.S. However, net interest income decreased $8 million from the first quarter of 1995 as continued price competition resulted in a shift from higher priced loans, such as those tied to the reference-rate, to lower priced loans, such as those that are LIBOR-based.

                   Commercial Real Estate -- Net income for the first three months of 1996 decreased $46 million, or 40 percent, from the first three months of 1995 primarily due to an increase in the provision for credit losses. Net interest income decreased $14 million from the first three months of 1995 primarily due to lower interest recoveries and declining spreads on construction real estate loans.

                   Private Banking and Investment Services -- Net income for Private Banking and Investment Services was $18 million in the first three months of 1996, a 13 percent increase from the comparable period of 1995. Noninterest income increased due to growth in mutual fund and annuity revenues.

                   Other -- "Other" amounts are primarily associated with BAC's ITSS business, certain corporate expenses, and various other support services. "Other" also includes the results from corporate liquidity management activities, along with any residual differences between actual centrally managed external hedging results and the transfer of interest rate risk hedging to the appropriate business sectors.

                   This sector had a net loss of $62 million in the first quarter of 1996, compared with a net loss of $20 million in the same period last year. The increase in the net loss was primarily attributable to lower results from corporate liquidity management activities and increased charitable contributions. Partially offsetting this decrease was the first-quarter 1996 recognition of a $50 million pre-tax gain associated with the completed components of the previously announced divestiture of BAC's ITSS business.

RESULTS OF OPERATIONS
================================================================================


NET INTEREST       Taxable-equivalent net interest income was $2,151 million for
INCOME             the first quarter of 1996, up $99 million from the amount
                   reported for the first quarter of 1995. This increase primarily resulted from broad-based growth in the loan portfolio as average loans for the first quarter of 1996 increased $13.9 billion, or 10 percent, from the comparable period a year ago. In addition, net interest income for the first quarter of 1996 included $66 million of interest recoveries, up $12 million from the first quarter of 1995.

                   BAC's net interest margin for the first quarter of 1996 was
                   4.36 percent, down 19 basis points from the comparable period a year ago. This decline was due to increased reliance on wholesale funding sources, a $2.1 billion increase in average financial assets, and heightened price competition for loan volume. Wholesale sources, which include foreign interest-bearing deposits and domestic purchased funds, are more costly than traditional core deposits. Funds raised through wholesale sources have replaced the decline in retail deposits and helped support balance sheet growth. If these trends continue, the net interest margin may be negatively influenced in future quarters.

                   BAC's net interest income and margin include the results of hedging with certain on- and off-balance-sheet financial instruments. For the first three months of 1996 and 1995, BAC's net interest income included approximately $20 million attributable to hedging with derivative instruments. The hedging amounts accounted for approximately 5 basis points of the net interest margins for both of those periods.


===============================================================================================================================

AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
- -------------------------------------------------------------------------------------------------------------------------------

                                                                  FIRST QUARTER 1996                   FIRST QUARTER 1995
                                                           -----------------------------------  -------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                            BALANCE/a/  INTEREST/b/   RATE/b/    BALANCE/a/   INTEREST/b/  RATE/b/
- -------------------------------------------------------------------------------------------------------------------------------

ASSETS
Interest-bearing deposits in banks                        $  5,998      $  117      7.83%      $  5,647      $  112      8.02%
Federal funds sold                                             434           6      5.32            546           8      5.95
Securities purchased under resale agreements                 9,312         155      6.71          8,164         135      6.71
Trading account assets                                      11,008         217      7.92          8,379         164      7.99
Available-for-sale securities/cd/                           11,419         214      7.51          9,597         171      7.18
Held-to-maturity securities/c/                               4,612          86      7.51          7,913         146      7.37
Domestic loans:
  Consumer--residential first mortgages                     36,861         691      7.50         34,308         568      6.62
  Consumer--residential junior mortgages                    13,829         301      8.75         13,642         312      9.29
  Consumer--credit card                                      8,943         334     14.92          7,807         295     15.11
  Other consumer                                            16,424         404      9.89         12,974         306      9.55
  Commercial and industrial                                 32,870         647      7.91         29,228         630      8.75
  Commercial loans secured by real estate                   10,990         244      8.89         10,359         231      8.93
  Construction and development loans
    secured by real estate                                   3,162          81     10.31          3,528          95     10.88
  Financial institutions                                     2,786          32      4.58          2,454          37      6.04
  Lease financing                                            1,910          26      5.55          1,791          26      5.97
  Agricultural                                               1,654          37      9.03          1,710          41      9.80
  Loans for purchasing or carrying securities                1,239          21      6.72          1,396          24      7.05
  Other                                                      1,208          17      6.00          1,392          23      6.60
                                                           -------       -----                  -------       -----
    Total domestic loans                                   131,876       2,835      8.63        120,589       2,588      8.65
 Foreign loans                                              23,053         464      8.09         20,461         418      8.29
                                                           -------       -----                  -------       -----
    Total loans/d/                                         154,929       3,299      8.55        141,050       3,006      8.60
                                                           -------       -----                  -------       -----
    Total earning assets                                   197,712      $4,094      8.31        181,296      $3,742      8.33
                                                                        ======                               ======
Nonearning assets                                           42,917                               40,144
Less:  Allowance for credit losses                           3,546                                3,696
                                                          --------                             --------
      TOTAL ASSETS                                        $237,083                             $217,744
                                                          ========                             --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                             $ 13,230      $   40      1.20%      $ 13,493        $ 40      1.20%
  Savings                                                   13,031          67      2.06         13,793          70      2.07
  Money market                                              27,714         217      3.15         30,356         213      2.85
  Time                                                      29,676         371      5.03         30,503         337      4.48
                                                           -------       ------                  ------       -----
    Total domestic interest-bearing deposits                83,651         695      3.34         88,145         660      3.04
Foreign interest-bearing deposits:
  Banks located in foreign countries                        13,972         216      6.21          7,935         139      7.09
  Governments and official institutions                      7,890         103      5.27          6,050          89      5.95
  Time, savings, and other                                  18,638         300      6.48         13,616         226      6.74
                                                           -------       -----                  -------       -----
    Total foreign interest-bearing deposits                 40,500         619      6.15         27,601         454      6.67
                                                           -------       -----                  -------       -----
    Total interest-bearing deposits                        124,151       1,314      4.26        115,746       1,114      3.90
Federal funds purchased                                      1,661          22      5.25          2,459          39      6.43
Securities sold under repurchase agreements                 10,819         163      6.06          8,592         130      6.14
Other short-term borrowings                                 11,766         178      6.09          7,719         132      6.93
Long-term debt                                              14,850         254      6.87         14,922         264      7.17
Subordinated capital notes                                     595          12      8.09            605          11      7.66
                                                           -------       -----                  -------       -----
    Total interest-bearing liabilities                     163,842      $1,943      4.77        150,043      $1,690      4.57
                                                                        ======                               ======
Domestic noninterest-bearing deposits                       33,811                               32,548
Foreign noninterest-bearing deposits                         1,581                                1,608
Other noninterest-bearing liabilities                       17,568                               14,407
                                                           -------                              -------
    Total liabilities                                      216,802                              198,606
Stockholders' equity                                        20,281                               19,138
                                                           -------                              -------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $237,083                             $217,744
                                                          ========                             ========
Interest income as a percentage of average earning assets                           8.31%                                8.33%
Interest expense as a percentage of average earning assets                         (3.95)                               (3.78)
                                                                                    ----                                 ----
        NET INTEREST MARGIN                                                         4.36%                                4.55%
                                                                                    ====                                 ====
=================================================================================================================================

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 35 percent.
/c/ Refer to the table on page 24 of the Balance Sheet Review section for more detail on available-for-sale and held-to-maturity securities.
/d/ Average balances include nonaccrual assets.

================================================================================

NONINTEREST        Noninterest income for the first quarter of 1996 increased
INCOME             $181 million, or 17 percent, from the amount reported in the comparable period of 1995. Fees and commissions, the largest component of noninterest income, increased $36 million from the amount reported in the first quarter of 1995. Retail deposit account fees increased as a result of higher revenues from service charges on deposit accounts and transactions.
                   Financial services fees increased largely as a result of expanded loan syndication volume. The above increases were partially offset by a decline in trust fees, which resulted from the divestiture of ITSS and a reduction in fee revenue from personal trust activities.

                   Income from loan fees and charges increased $11 million largely due to higher revenues from late payment charges on credit card accounts. This increase was offset by a $14 million decline in loan servicing fees that primarily resulted from amortization expense and valuation adjustments on mortgage servicing rights recognized in connection with the fourth-quarter 1995 adoption of Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights." During the first quarter of 1996, BAC purchased the rights to service mortgage loans of approximately $14 billion from First Bank System bringing its nationwide mortgage servicing portfolio to approximately $77 billion.

                   Trading income for the first quarter of 1996 increased $36 million from the same period a year ago. Improved performance in BAC's debt securities trading operations was largely attributable to a strong bond market in Europe, as well as gains on Latin American and other emerging market debt securities. Foreign exchange trading-related income increased due to higher transaction volume that resulted from strong global demand for those products. For more information on the functional components of trading income, refer to Note 8 of the Notes to Consolidated Financial Statements on pages 8-13.

                   Other noninterest income for the first three months of 1996 increased $109 million from the amount reported in the comparable period of 1995. Net gain on sales of assets increased primarily due to higher gains on loan sales and sales of leased personal property, primarily airplanes. In addition, net gain on available-for-sale securities increased $29 million primarily due to gains realized on the sale of Latin American debt securities and certain domestic equity securities. Income from venture capital activities increased $23 million due to higher realized capital gains and partnership distributions. Other income for the first quarter of 1996 included a $50 million gain associated with the completed components of the previously announced divestiture of BAC's ITSS business.


============================================================================

NONINTEREST INCOME
- ----------------------------------------------------------------------------
                                                           FIRST QUARTER
                                                       ---------------------
(IN MILLIONS)                                           1996           1995
- ----------------------------------------------------------------------------
FEES AND COMMISSIONS
Deposit account fees:
  Retail                                              $  251          $ 216
  Commercial                                              93            101
Credit card fees:
  Membership                                              10             15
  Other                                                   69             60
Trust fees:
  Corporate and employee benefit                           9             15
  Personal and other                                      54             63
Other fees and commissions:
  Loan fees and charges                                   79             82
  Off-balance-sheet credit-related instrument fees        87             85
  Financial services fees                                 42             28
  Mutual fund and annuity commissions                     25             19
  Other                                                   87             86
- ----------------------------------------------------------------------------
                                                         806            770
- ----------------------------------------------------------------------------
TRADING INCOME                                           165            129
- ----------------------------------------------------------------------------
OTHER NONINTEREST INCOME
Venture capital activities                               110             87
Net gain on sales of assets/a/                            49              1
Net gain on available-for-sale securities                 30              1
Other income                                             114            105
- ----------------------------------------------------------------------------
                                                         303            194
- ----------------------------------------------------------------------------
                                                      $1,274         $1,093
- ------------------------------------------------------======================

/a/ Net gain on sales of assets includes gains and losses from the disposition of loans, premises and equipment, and certain other assets.


NONINTEREST        Noninterest expense for the first quarter of 1996 increased
EXPENSE            $24 million, or 1 percent, from the amount reported in the corresponding period in 1995.

                   Personnel expense (salaries and employee benefits), the largest component of noninterest expense, totaled $1,023 million in the first quarter of 1996, up $21 million from the amount reported in the corresponding period of 1995. This increase was largely due to higher performance-based pay and retirement program benefits. The increase in retirement program benefits was largely attributable to amendments to BAC's employee benefit plans that became effective January 1, 1996. BAC's staff level on a full-time-equivalent (FTE) basis was approximately 78,700 at March 31, 1996, down from approximately 81,200 at March 31, 1995. FTE is a measurement equal to one full-time employee working a standard day. BAC had approximately 94,100 employees at March 31, 1996, down from approximately 97,500 at this same date a year earlier. These amounts include both full-time and part-time employees.

================================================================================

                   Regulatory fees and related expenses for the first quarter of 1996 decreased $59 million from the comparable period in 1995 as a result of the reduction in FDIC deposit premium assessment rates announced last year.

                   Other expense for the first quarter of 1996 increased $41 million over the same period last year. This growth resulted from higher contributions to the BankAmerica Foundation and increased advertising expenditures incurred to promote certain consumer products.

================================================================================

NONINTEREST EXPENSE
- --------------------------------------------------------------------------------
                                                            FIRST QUARTER
                                                     ---------------------------
(IN MILLIONS)                                          1996           1995
- --------------------------------------------------------------------------------
Salaries                                             $  821          $ 809
Employee benefits                                       202            193
Occupancy                                               190            173
Equipment                                               163            159
Amortization of intangibles                              95            109
Communications                                           92             86
Regulatory fees and related expenses                     13             72
Net OREO expense                                         10              2
Other expense                                           427            386
- --------------------------------------------------------------------------------
                                                     $2,013         $1,989
- -----------------------------------------------------===========================

- --------------------------------------------------------------------------------

INCOME             The provision for income taxes was $507 million and $439
TAXES              million for the quarters ended March 31, 1996 and 1995,
                   respectively, reflecting forecasted annual effective income tax rates of 41.3 percent and 41.8 percent, respectively.

                   For further information concerning BAC's provision for federal, state and foreign income taxes for the most recent five quarters, refer to Note 6 of the Notes to Consolidated Financial Statements on page 8.

BALANCE SHEET REVIEW
================================================================================

                   Earning assets totaled $195.1 billion at March 31, 1996, up $2.1 billion from year-end 1995. Growth in earning assets was largely supported by increased reliance on wholesale funding sources, including issuances of bank notes and commercial paper, and increased foreign deposits. Average deposits for the first quarter of 1996 increased $2.2 billion from the previous quarter. Domestic deposits decreased $1.3 billion, while foreign deposits increased $3.5 billion. The decline in domestic deposits primarily resulted from lower money market and demand deposits. The increase in foreign deposits was largely due to BAC's continued expansion into certain global markets and shift from domestic to foreign funding sources to support balance sheet growth. Management anticipates that this trend will continue in future quarters.

================================================================================

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES AVERAGE BALANCES, INTEREST,
AND AVERAGE RATES
- --------------------------------------------------------------------------------

                                                  FIRST QUARTER 1996                                FIRST QUARTER 1995
                                   ---------------------------------------------    ---------------------------------------------
                                                                            RATE                                             RATE
                                                                RATE    BASED ON                                 RATE    BASED ON
                                                            BASED ON   AMORTIZED                             BASED ON   AMORTIZED
(DOLLAR  AMOUNTS IN MILLIONS)      BALANCE/a/ INTEREST/b/ FAIR VALUE/b/     COST/b/ BALANCE/a/ INTEREST/b/ FAIR VALUE/b/     COST/b/
- ---------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury and other government
 agency securities                 $ 1,437        $ 24          6.57%       6.67%    $1,864        $ 32          6.84%       6.71%
Mortgage-backed securities           6,549         110          6.72        6.79      5,186          89          6.89        6.68
Other domestic securities              722          10          5.58        6.49        552           7          5.41        5.78
Foreign securities                   2,711/c/       70         10.43/d/     9.76/d/   1,995/c/       43          8.75        7.45
- ---------------------------------------------------------------------------------------------------------------------------------
                                   $11,419        $214          7.51%       7.51%    $9,597        $171          7.18%       6.82%
- ---------------------------------------------------------------------------------------------------------------------------------

                                                       FIRST QUARTER 1996                              FIRST QUARTER 1995
                                               ---------------------------------                ---------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                   BALANCE/a/   INTEREST/b/     RATE/b/             BALANCE/a/     INTEREST/b/   RATE/b/
- ---------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
U.S. Treasury and other government
 agency securities                              $   72          $  1        4.61%                $  438            $  7      6.83%
Mortgage-backed securities                       2,439            47        7.64                  4,697              84      7.12
State, county, and
 municipal securities                              433             8        7.56                    449               9      8.14
Other domestic securities                          146             2        7.38                    188               4      7.20
Foreign securities                               1,522            28        7.44                  2,141              42      7.97
- ---------------------------------------------------------------------------------------------------------------------------------
                                                $4,612          $ 86        7.51%                $7,913            $146      7.37%
- ---------------------------------------------------------------------------------------------------------------------------------

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

CREDIT RISK MANAGEMENT
================================================================================

LOAN PORTFOLIO     Total loans at March 31, 1996 were up $0.8 billion from year-
MANAGEMENT         end 1995. Average loans for the first quarter of 1996
                   increased $3.0 billion from the previous quarter, reflecting continued growth in both the domestic and foreign sectors.
                   This is the eighth consecutive quarter that average loans have increased. Continuation of this trend in loan growth depends on both future economic conditions and customer demand.


=====================================================================================================
LOANS OUTSTANDING
- -----------------------------------------------------------------------------------------------------
                                                         1996                1995
                                                     -------- ---------------------------------------
(IN MILLIONS)                                        MARCH 31   DEC. 31  SEPT. 30   JUNE 30  MARCH 31
- -----------------------------------------------------------------------------------------------------
DOMESTIC
CONSUMER:
  Residential first mortgages                        $ 37,701  $ 36,572  $ 36,082  $ 35,564  $ 34,791
  Residential junior mortgages                         13,889    13,777    14,162    14,072    13,808
  Other installment                                    14,682    13,834    12,728    11,819    10,989
  Credit card                                           8,919     9,139     8,622     8,237     7,757
  Other individual lines of credit                      1,845     1,847     1,816     1,811     1,691
  Other                                                   304       319       289       305       409
- -----------------------------------------------------------------------------------------------------
                                                       77,340    75,488    73,699    71,808    69,445
COMMERCIAL:
  Commercial and industrial                            32,193    32,745    31,896    31,436    30,481
  Loans secured by real estate                         11,052    10,975    10,776    10,717    10,504
  Construction and development loans
    secured by real estate                              3,107     3,153     3,214     3,308     3,526
  Financial institutions                                2,705     2,834     2,561     2,520     2,211
  Lease financing                                       1,941     1,927     1,910     1,840     1,786
  Agricultural                                          1,585     1,737     1,591     1,607     1,658
  Loans for purchasing or carrying securities           1,402     1,458     1,236     1,383     1,348
  Other                                                 1,211     1,574     1,409     1,569     1,639
- -----------------------------------------------------------------------------------------------------
                                                       55,196    56,403    54,593    54,380    53,153
- -----------------------------------------------------------------------------------------------------
                                                      132,536   131,891   128,292   126,188   122,598
FOREIGN
Commercial and industrial                              15,183    15,003    15,314    14,948    14,417
Banks and other financial institutions                  2,916     3,386     2,795     2,941     2,871
Governments and official institutions                   1,334     1,020     1,077     1,131       866
Other                                                   4,186     4,073     3,734     3,558     3,407
- -----------------------------------------------------------------------------------------------------
                                                       23,619    23,482    22,920    22,578    21,561
- -----------------------------------------------------------------------------------------------------
            TOTAL LOANS                               156,155   155,373   151,212   148,766   144,159
Less:  Allowance for credit losses                      3,496     3,554     3,655     3,695     3,725
- -----------------------------------------------------------------------------------------------------
                                                     $152,659  $151,819  $147,557  $145,071  $140,434
- -----------------------------------------------------================================================

================================================================================

                   Domestic Consumer Loans -- The growth in domestic consumer loans during the first three months of 1996 from year-end 1995 included increases in residential first mortgages and other installment loans of $1.1 billion and $0.8 billion, respectively. The increase in residential first mortgages reflected BAC's continued efforts to diversify its nationwide lending activities. In particular, residential first mortgage origination levels grew in the midwest, southwest, and northeast regions of the country.

                   The increase in other installment loans was largely due to an increase in manufactured housing loans in the South that resulted from strong customer demand and BAC's continued expansion in this region. For information regarding BAC's domestic consumer loans by geographic area and loan type and domestic consumer loan delinquencies, refer to the tables below.

===============================================================================================================

DOMESTIC CONSUMER LOANS BY GEOGRAPHIC AREA AND LOAN TYPE AS OF MARCH 31, 1996
- ---------------------------------------------------------------------------------------------------------------

                 RESIDENTIAL  RESIDENTIAL
                       FIRST       JUNIOR       CREDIT  MANUFACTURED                        OTHER         TOTAL
(IN MILLIONS)      MORTGAGES    MORTGAGES         CARD       HOUSING           AUTO      CONSUMER      CONSUMER
- ---------------------------------------------------------------------------------------------------------------
California           $28,033      $ 9,398       $4,649        $1,044         $2,039        $2,488       $47,651
Washington             1,721        1,628        1,259           329          1,336           399         6,672
Arizona                1,247          800          287           188            549           176         3,247
Texas                    699          147          380           460            585           298         2,569
Oregon                 1,249          470          248           134            308           130         2,539
Other/a/               4,752        1,446        2,096         4,441            436         1,491        14,662
- ---------------------------------------------------------------------------------------------------------------
                     $37,701      $13,889       $8,919        $6,596         $5,253        $4,982       $77,340
- ---------------------==========================================================================================

/a/ No other state individually exceeded 2 percent of total domestic residential consumer loans.


==================================================================================================

DOMESTIC CONSUMER LOAN DELINQUENCY INFORMATION/a/
- --------------------------------------------------------------------------------------------------

                                           1996                           1995
                                         --------      -------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)             MARCH 31      DEC. 31    SEPT. 30    JUNE 30     MARCH 31
- --------------------------------------------------------------------------------------------------
DELINQUENT CONSUMER LOANS
Residential first mortgages                 $ 609       $  642       $ 644      $ 616        $ 595
Resdential junior mortgages                    82           90          92         95           95
Credt card                                    199          190         164        165          166
Other                                          94          100          81         65           72
- --------------------------------------------------------------------------------------------------
                                            $ 984       $1,022       $ 981      $ 941        $ 928
- --------------------------------------------======================================================

DELINQUENT CONSUMER LOAN RATIOS/b/
Residential first mortgages                  1.61%        1.76%       1.79%      1.73%        1.71%
Residential junior mortgages                 0.59         0.67        0.65       0.68         0.69
Credit card                                  2.23         2.08        1.91       2.00         2.14
Other                                        0.56         0.62        0.55       0.46         0.56
- --------------------------------------------------------------------------------------------------
                                             1.27%        1.36%       1.33%      1.31%        1.34%
- ---------------------------------------------=====================================================

/a/  60 days or more past due.
/b/ Ratios represent delinquency balances expressed as a percentage of total loans for that loan category.

================================================================================

                   Domestic Commercial Loans--Commercial and industrial loans, the largest sector of BAC's domestic commercial loan portfolio, decreased by $0.6 billion between December 31, 1995 and March 31, 1996. However, average commercial and industrial loans for the first quarter of 1996 increased $0.9 billion from the previous quarter. This increase was due to strong loan demand from corporate borrowers.

================================================================================

DOMESTIC COMMERCIAL LOANS SECURED BY REAL ESTATE BY GEOGRAPHIC AREA AND PROJECT
TYPE AT MARCH 31, 1996
- --------------------------------------------------------------------------------


                                          Light   Apartment &
(IN MILLIONS)       Retail     Office  Industry   Condominium  Hotel     Other      Total
- -----------------------------------------------------------------------------------------
California          $1,759     $1,149    $1,170        $  814   $151     $ 583    $ 5,626
Washington             376        385       461           435    163       492      2,312
Nevada                 448         62        51           108     30       120        819
Arizona                192         27        23            61     61        76        440
Oregon                 115         42        68           129     34        49        437
Texas                   42          6        33            83      6        59        229
Other/a/               222        463        68           104    256        76      1,189
- -----------------------------------------------------------------------------------------
                    $3,154     $2,134    $1,874        $1,734   $701    $1,455    $11,052
- --------------------=====================================================================

/a/ No other state individually exceeded 2 percent of total domestic commercial loans secured by real estate.

================================================================================

DOMESTIC CONSTRUCTION AND DEVELOPMENT LOANS BY GEOGRAPHIC AREA AND PROJECT TYPE
AT MARCH 31, 1996
- --------------------------------------------------------------------------------


                                              Apartment &     Light
(IN MILLIONS)    Subdivision  Retail  Office  Condominium  Industry  Hotel  Other   Total
- -----------------------------------------------------------------------------------------
California              $332    $247    $337         $126      $ 87   $ 76   $ 73  $1,278
Washington               241      85      74           65        16     10     83     574
Nevada                    58      68      34           70        10     16     38     294
Pennsylvania               -       -     182            -         -      -      -     182
Arizona                   44      30       7           54         4      -      4     143
Texas                     24      22       5           82         1      -      4     138
Florida                    4     108       -            7         -      -      -     119
Oregon                     1      36       8           31         2      4      3      85
Illinois                  12      13      38           12         -      -      -      75
Georgia                    5      51      --            7         -      1      -      64
Other/a/                  21      55      14           32         2      -     31     155
- -----------------------------------------------------------------------------------------
                        $742    $715    $699         $486      $122   $107   $236  $3,107
- ------------------------=================================================================

/a/ No other state individually exceeded 2 percent of total domestic construction and development loans.

================================================================================

                   Foreign Loans -- Foreign loans increased $0.1 billion
                   between year-end 1995 and March 31, 1996. Loan outstandings to banks and other financial institutions for the first
                   quarter 1996 decreased $0.5 billion from year-end 1995, primarily resulting from payments by financial institutions in certain Asian countries.
- --------------------------------------------------------------------------------

EMERGING MARKET    In connection with its effort to maintain a diversified
EXPOSURE           portfolio, BAC limits its exposure to any one country. In
                   particular, BAC strives to monitor its exposure to economies that are considered emerging markets. As indicated in the table below, at March 31, 1996, BAC's emerging market exposure totaled $9,139 million, or 4 percent of total assets, compared to $8,843 million, or 4 percent, at year-end 1995. This exposure represents loans, restructured debt, which is included in the securities portfolios, and other monetary assets. BAC's investments in emerging markets are predominantly concentrated in Latin America and Asia. As developing countries in these regions improve their infrastructure and regional trade capabilities, BAC plans to continue to expand its investment in these regions.

================================================================================

EMERGING MARKET EXPOSURE

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                        MARCH 31, 1996
              ---------------------------------------------------------------------------------------------------------------------
                                LOANS          AVAILABLE-FOR-SALE SECURITIES/a/   HELD-TO-MATURITY SECURITIES/a/         OTHER/b/
                         ------------------    --------------------------------  --------------------------------     --------------
                                                                                                                             MEDIUM-
                                                                                                                                AND
                         SHORT-  MEDIUM-AND                                                                           SHORT-   LONG-
(IN MILLIONS)  TOTAL/c/   TERM    LONG-TERM    COLLATERALIZED  UNCOLLATERALIZED  COLLATERALIZED  UNCOLLATERALIZED      TERM    TERM
- ------------------------------------------------------------------------------------------------------------------------------------
Mexico        $2,727    $  374      $   512/d/           $298               $15          $  856              $148    $  512    $ 12
Brazil         1,320       589           16                 -                16               -                42       640      17
India            968       102           81                 -                 -               -                 -       784       1
Chile            730       178          198                 -                 -               -                 -       270      84
Argentina        527       164           23                 -                 3               -                48       254      35
China            514       170           27                 -                 -               -                 -       315       2
Indonesia        433       207           15                 -                 -               -                 -       211       -
Colombia         384       160          175                 -                 -               -                 6        43       -
Venezuela        385         1           10                45                 -             288                21         1      19
Philippines      317        71           19                20                31               -                 -       159      17
Pakistan         281        26           14                 -                 -               -                 -       241       -
Other/e/         553       152          141               125                 -               -                 -       135       -
- ------------------------------------------------------------------------------------------------------------------------------------
              $9,139    $2,194/f/    $1,231/f/           $488/d/            $65/g/       $1,144/h/           $265/h/ $3,565    $187
- --------------======================================================================================================================

/a/ Represents medium- and long-term exposure.
/b/ Includes the following assets, primarily in U.S. dollars, with borrowers or customers in a foreign country: accrued interest receivable, acceptances, interest-bearing deposits with other banks, trading account assets, other interest-earning investments, and other monetary assets.
/c/ Excludes local currency outstandings that were funded by local currency borrowings as follows: $42 million for Mexico, $56 million for Brazil, $336 million for India, $178 million for Chile, $9 million for Argentina, $57 million for Indonesia, $38 million for Philippines, and $87 million for Pakistan.
/d/ Includes a $30 million loan that is collateralized by zero-coupon U.S.
    Treasury securities.
/e/ No other country individually exceeded 2 percent of total emerging market exposure.
/f/ Total loans include nonaccrual loans of $21 million.
/g/ Total available-for-sale securities includes $5 million of nonaccrual debt-
    restructuring bonds.
/h/ Total fair value of held-to-maturity securities was approximately
    $996 million.

================================================================================

ALLOWANCE          The allowance for credit losses at March 31, 1996 was $3,496
FOR CREDIT LOSSES  million, or 2.24 percent of loan outstandings, compared with
                   $3,554 million, or 2.29 percent, at December 31, 1995. In addition, BAC's ratio of the allowance for credit losses to total nonaccrual assets was 206 percent at March 31, 1996, up from 188 percent at December 31, 1995.

                   Management develops the allowance for credit losses using a "building block approach" for various portfolio segments. Significant loans, particularly those considered to be impaired, are individually analyzed while other loans are analyzed by portfolio segment. While management has allocated the allowance to various portfolio segments, it is general in nature and is available for the loan portfolio in its entirety.

================================================================================

COMPOSITION OF ALLOWANCE FOR CREDIT LOSSES
- ----------------------------------------------------------------------------------------
                                              1996                 1995
                                          --------  ------------------------------------
(IN MILLIONS)                             MARCH 31  DEC. 31  SEPT. 30  JUNE 30  MARCH 31
- ----------------------------------------------------------------------------------------
Special mention and classified:
  Historical loss experience component      $  471   $  506    $  483   $  472    $  473
  Credit management allocated component        380      377       439      410       410
- ----------------------------------------------------------------------------------------
    Total special mention and classified       851      883       922      882       883
Other:
  Domestic consumer                          1,288    1,247     1,189    1,143     1,081
  Domestic commercial                          237      229       231      219       224
  Foreign                                      283      300       317      331       324
- ----------------------------------------------------------------------------------------
    Total allocated                          2,659    2,659     2,659    2,575     2,512
Unallocated                                    837      895       996    1,120     1,213
- ----------------------------------------------------------------------------------------
                                            $3,496   $3,554    $3,655   $3,695    $3,725
- --------------------------------------------============================================

                   Net credit losses for the first quarter of 1996 increased $162 million from the amount reported in the same period a year ago. Net credit losses in the domestic consumer loan portfolio increased $55 million from the first quarter of 1995 largely due to higher charge-offs on credit card loans. Increased charge-offs on the credit card portfolio resulted from loan growth coupled with a higher level of personal bankruptcy filings.

                   Net credit losses in the domestic commercial loan portfolio amounted to $60 million in the first quarter of 1996, compared with net credit recoveries of $7 million in the comparable period a year ago. This increase was primarily due to higher charge-offs on loans to financial institutions and large corporate borrowers within the commercial and industrial sector. The higher charge-offs on loans to financial institutions resulted from a decline in the collateral value of a loan to a particular borrower.

                   Net credit recoveries in the foreign loan portfolio amounted to $12 million in the first quarter of 1996, compared to net credit recoveries of $52 million in the first quarter of 1995. The first-quarter 1995 amounts reflect significant recoveries on loans to borrowers in Brazil and Ecuador.

===================================================================================================

QUARTERLY CREDIT LOSS EXPERIENCE
- ---------------------------------------------------------------------------------------------------
                                           1996                         1995
                                        -------         -------------------------------------------
                                          FIRST          FOURTH       THIRD       SECOND      FIRST
(DOLLAR AMOUNTS IN MILLIONS)            QUARTER         QUARTER     QUARTER      QUARTER    QUARTER
- ---------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES

Balance, beginning of period             $3,554          $3,655      $3,695       $3,725     $3,690
CREDIT LOSSES
Domestic consumer:
  Residential first mortgages                11              12          12           11         14
  Residential junior mortgages               20              19          19           19         17
  Credit card                               113             100         101           99         86
  Other consumer                             98              83          61           54         54
Domestic commercial:
  Commercial and industrial                  40              82          19           20         18
  Loans secured by real estate               12              10           7           24          9
  Construction and
   development loans secured
   by real estate                            26               6           8           11         11
  Financial institutions                     23               -           1            -          -
  Lease financing                             -               1           -            -          -
  Agricultural                                -               -           -            1          2
  Loans for purchasing or
   carrying securities                        -               5           -            -          -
Foreign                                       4              13          27          (26)/a/      1
- ---------------------------------------------------------------------------------------------------
    Total credit losses                     347             331         255          213        212

CREDIT LOSS RECOVERIES
Domestic consumer:
  Residential first mortgages                 -               -           -            1          -
  Residential junior mortgages                4               4           3            5          4
  Credit card                                10               7          10           12         12
  Other consumer                             37              28          18           19         19
Domestic commercial:
  Commercial and industrial                  28              22          13           16         32
  Loans secured by real estate                4               6           3            4          3
  Construction and
   development loans secured
   by real estate                             6               3          41           14          8
  Financial institutions                      2               1           2            2          -
  Lease financing                             1               -           1            1          2
  Agricultural                                -               2           2            1          2
  Loans for purchasing or
   carrying securities                        -               -           -            -          -
Foreign                                      16              27          11            8         53
- ---------------------------------------------------------------------------------------------------
    Total credit loss recoveries            108             100         104           83        135
- ---------------------------------------------------------------------------------------------------
      Total net credit losses               239             231         151          130         77
Provision for credit losses                 180             130         110          100        100
Allowance related to
 mergers and acquisitions                     -               -           -            -          3/b/
Other net additions (deductions)              1               -           1            -          9
- ---------------------------------------------------------------------------------------------------
        BALANCE, END OF PERIOD           $3,496          $3,554      $3,655       $3,695     $3,725
- -----------------------------------------==========================================================
ANNUALIZED RATIO OF NET
 CREDIT LOSSES (RECOVERIES)
 TO AVERAGE LOAN OUTSTANDINGS
Domestic consumer:
  Residential first mortgages              0.11%           0.13%       0.13%        0.12%      0.16%
  Residential junior mortgages             0.48            0.41        0.45         0.42       0.38
  Credit card                              4.62            4.20        4.28         4.41       3.84
  Other consumer                           1.49            1.40        1.20         1.01       1.10
Domestic commercial:
  Commercial and industrial                0.15            0.76        0.07         0.06      (0.20)
  Loans secured by real estate             0.29            0.13        0.16         0.74       0.24
  Construction and
   development loans secured
   by real estate                          2.46            0.40       (3.97)       (0.36)      0.33
  Financial institutions                   3.08           (0.10)      (0.26)       (0.31)         -
  Lease financing                         (0.16)           0.03       (0.17)       (0.16)     (0.36)
  Agricultural                                -           (0.31)      (0.42)           -          -
  Loans for purchasing or
   carrying securities                        -            1.50           -            -          -
    Total domestic                         0.76            0.75        0.42         0.53       0.43
Foreign                                   (0.21)          (0.26)       0.29        (0.62)     (1.03)
  TOTAL                                    0.62            0.60        0.40         0.36       0.22
RATIO OF ALLOWANCE TO
 LOANS AT QUARTER END                      2.24            2.29        2.42         2.48       2.58
EARNINGS COVERAGE OF NET CREDIT LOSSES/c/  5.89x           5.77x       8.75x        9.25x     14.96x
===================================================================================================

/a/ Represents an allocated transfer risk reserve adjustment.
/b/ Represents the addition of consummation date allowance for credit losses of
    Arbor National Holdings, Inc.
/c/ Earnings coverage of net credit losses is calculated as income before income taxes plus the provision for credit losses as a multiple of net credit losses.

================================================================================

NONPERFORMING   Total nonaccrual assets decreased $194 million, or 10 percent,
ASSETS          between year-end 1995 and March 31, 1996. This decrease
                reflected nonaccrual reductions in most segments of the loan portfolio, particularly in construction and development loans secured by real estate and in commercial and industrial loans.
                These reductions resulted primarily from full or partial payments on nonaccrual loans, and, to a lesser degree, charge-offs, sales of nonaccrual loans, and the restoration of certain nonaccrual loans to accrual status.

                The improvement in BAC's credit quality during the first three months of 1996 was also reflected in BAC's nonperforming assets ratios. The ratio of nonperforming assets (comprised of nonaccrual assets and other real estate owned) to total assets declined 10 basis points from year-end 1995 to 0.93 percent at March 31, 1996. In addition, at March 31, 1996, the ratio of nonaccrual loans to total loans was 1.08 percent, down from 1.22 percent at December 31, 1995.

                For further information concerning nonaccrual assets, refer to the tables below and on pages 32 and 33.

================================================================================

ANALYSIS OF CHANGE IN NONACCRUAL ASSETS
- --------------------------------------------------------------------------------------------
                                        1996                           1995
                                     -------      ------------------------------------------
                                       FIRST       FOURTH        THIRD      SECOND     FIRST
(IN MILLIONS)                        QUARTER      QUARTER      QUARTER     QUARTER   QUARTER
- --------------------------------------------------------------------------------------------
Balance, beginning of quarter         $1,891       $1,855       $1,962      $1,935    $2,080

Additions:
  Loans placed on nonaccrual status      191          532          392         333       175
Deductions:
  Sales                                  (67)         (21)          (8)         (1)       (5)
  Restored to accrual status             (60)         (70)        (151)        (86)      (92)
  Foreclosures                           (11)         (32)         (55)        (11)      (15)
  Charge-offs                            (90)         (92)         (35)        (42)      (19)
  Other, primarily payments             (157)        (281)        (250)       (166)     (189)
- --------------------------------------------------------------------------------------------
    BALANCE, END OF QUARTER           $1,697       $1,891       $1,855      $1,962    $1,935
- --------------------------------------======================================================

========================================================================================================================

NONACCRUAL ASSETS, RESTRUCTURED LOANS, AND LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
- ------------------------------------------------------------------------------------------------------------------------

                                                   1996                                    1995
                                               --------         --------------------------------------------------------
(IN MILLIONS)                                  MARCH 31         DEC. 31         SEPT. 30         JUNE 30        MARCH 31
- ------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS

Domestic consumer loans:
  Residential first mortgages                    $  301          $  311           $  314          $  310          $  311
  Residential junior mortgages                       69              72               67              67              65
  Other consumer                                      3               2                3               4              10
Domestic commercial loans:
  Commercial and industrial                         457             511              612             576             396
  Loans secured by real estate                      251             280              329             336             341
  Construction and development loans
   secured by real estate                           417             495              304             451             582
  Financial institutions                             25              46                2               3               4
  Lease financing                                     -               -                1               1               1
  Agricultural                                       33              29               35              32              36
- ------------------------------------------------------------------------------------------------------------------------
                                                  1,556           1,746            1,667           1,780           1,746

Foreign loans:
  Commercial and industrial                         111             117              151             134             133
  Banks and other financial
   institutions                                       4               -                -              11              19
  Governments and official
   institutions                                      17              17               24              27              28
  Other                                               6               8               10              10               9
- ------------------------------------------------------------------------------------------------------------------------
                                                    138             142              185             182             189
Other interest-bearing assets                         3               3                3               -               -
- ------------------------------------------------------------------------------------------------------------------------
                                                 $1,697/a/       $1,891/a/        $1,855/a/       $1,962/a/       $1,935/a/
- -------------------------------------------------=======================================================================

RESTRUCTURED LOANS
Domestic commercial:
  Commercial and industrial                      $   29          $   78           $   78          $   72          $   73
  Loans secured by real estate                       60              18               19              16              13
  Construction and development loans
   secured by real estate                             1              15                3               1               9
  Lease financing                                     -               -                -               -               -
  Agricultural                                        -               1                1               9              13
- ------------------------------------------------------------------------------------------------------------------------
                                                     90             112              101              98             108
Foreign/b/                                            1               1                1               1               1
- ------------------------------------------------------------------------------------------------------------------------
                                                 $   91          $  113           $  102          $   99          $  109
- -------------------------------------------------=======================================================================

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST

Domestic consumer:
  Residential first mortgages                    $  163          $  180           $  181          $  172          $  142
  Residential junior mortgages                        8              12               19               7              10
  Other consumer                                    165             162              141             142             137
Domestic commercial:
  Commercial and industrial                          10              20               30              65              15
  Loans secured by real estate                        8               1               62              19              20
  Construction and development loans
   secured by real estate                             -               -                4              33              35
  Financial institutions                              1              16                1              19               -
  Agricultural                                        -               -                -               1               -
  Lease financing                                     1               1                -               -               -
- ------------------------------------------------------------------------------------------------------------------------
                                                    356             392              438             458             359
Foreign                                               4              19                1               1              10
- ------------------------------------------------------------------------------------------------------------------------
                                                 $  360          $  411           $  439          $  459          $  369
- -------------------------------------------------=======================================================================

/a/ Excludes certain nonaccrual debt-restructuring par bonds and other instruments that were included in available-for-sale and held-to-maturity securities of $5 million at March 31, 1996, $62 million at December 31, 1995, $189 million at September 30, 1995, $296 million at June 30, 1995, and $367 million at March 31, 1995.

/b/ Excludes debt restructurings with countries that have experienced liquidity problems of $1.6 billion at March 31, 1996, $1.6 billion at December 31, 1995, $1.9 billion at September 30, 1995, $2.1 billion at June 30, 1995, and $1.8 billion at March 31, 1995. The majority of these instruments were classified as either available-for-sale or held-to-maturity securities.

==============================================================================================================================

INTEREST INCOME FOREGONE ON NONACCRUAL ASSETS
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                            THREE MONTHS ENDED
(IN MILLIONS)                                                                                                   MARCH 31, 1996
- ------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Interest income that would have been recognized had the assets
 performed in accordance with their original terms                                                                         $68
Less:  Interest income included in the results of operations                                                                18
- ------------------------------------------------------------------------------------------------------------------------------
  Domestic interest income foregone                                                                                         50

FOREIGN
Interest income that would have been recognized had the assets
 performed in accordance with their original terms                                                                           7
Less:  Interest income included in the results of operations                                                                 2
- ------------------------------------------------------------------------------------------------------------------------------
  Foreign interest income foregone                                                                                           5
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           $55
- ---------------------------------------------------------------------------------------------------------------------------===

==================================================================================================================================

CASH INTEREST PAYMENTS ON NONACCRUAL ASSETS BY LOAN TYPE/a/
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       THREE MONTHS ENDED
                                                     MARCH 31, 1996                                      MARCH 31, 1996
                            ---------------------------------------------------------------  -------------------------------------
                                                                                                               CASH INTEREST
                                                                                                             PAYMENTS APPLIED
                                                        CUMULATIVE                BOOK AS A     AVERAGE  -------------------------
                            CONTRACTUAL                   INTEREST  NONACCRUAL   PERCENTAGE  NONACCRUAL        AS
(DOLLAR AMOUNTS               PRINCIPAL   CUMULATIVE       APPLIED        BOOK           OF        BOOK  INTEREST
 IN MILLIONS)                   BALANCE  CHARGE-OFFS  TO PRINCIPAL     BALANCE  CONTRACTUAL     BALANCE    INCOME  OTHER/b/  TOTAL
- ----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC

Consumer:
  Residential first
   mortgages                     $  304       $    1        $    2      $  301           99%     $  306       $ 4      $ -     $ 4
  Residential junior
   mortgages                         71            2             -          69           97          71         1        -       1
  Other consumer                     15           10             2           3           17           3         -        1       1

Commercial:
  Commercial and industrial         898          344            97         457           51         473         5        7      12
  Loans secured by real
   estate                           404          126            27         251           62         269         4        2       6
  Construction and
   development loans secured
   by real estate                   559          123            19         417           75         458         3        8      11
  Financial institutions             60           32             3          25           41          39         -        -       -
  Lease financing                     -            -             -           -            -           -         -        -       -
  Agricultural                       48            9             6          33           69          33         1        1       2
- ----------------------------------------------------------------------------------------------------------------------------------
                                  2,359          647           156       1,556           66       1,652        18       19      37

FOREIGN

Commercial and industrial           252          118            23         111           44         106         1       3       4
Banks and other financial
 institutions                         9            1             1           7           80           7         1       -       1
Governments and official
 institutions                        17            -             -          17           98          17         -       -       -
Other                                23           15             2           6           25           6         -       -       -
- ----------------------------------------------------------------------------------------------------------------------------------
                                    301          134            26         141           47         136         2       3       5
- ----------------------------------------------------------------------------------------------------------------------------------
                                 $2,660       $  781        $  182      $1,697           64%     $1,788      $ 20     $22   $  42
- ---------------------------------=================================================================================================

CASH YIELD ON AVERAGE TOTAL NONACCRUAL BOOK BALANCE                                                                          9.58%
- ----------------------------------------------------------------------------------------------------------------------------------

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

FOREIGN EXCHANGE AND DERIVATIVES CONTRACTS
================================================================================

                   BAC uses foreign exchange and derivatives contracts in both its trading and its asset and liability management activities. Foreign exchange and derivatives contracts include swaps, futures, forwards, and option contracts, all of which derive their value from underlying interest rates, foreign exchange rates, commodity values, or equity instruments. Certain transactions involve standardized contracts executed on organized exchanges, while others are negotiated over-the-counter (OTC), with the terms tailored to meet the needs of BAC and its customers.

                   BAC executes transactions to aid its customers in managing exposures to interest rates, foreign exchange rates, prices of securities, and financial or commodity indices. Counterparties to BAC's foreign exchange and derivative transactions generally include U.S. and foreign banks, nonbank financial institutions, corporations, domestic and foreign governments, and asset managers.

                   BAC generates trading revenue by executing transactions to support customers' risk management needs, by efficiently managing the positions that result from these transactions, and by making markets in a wide variety of products.

                   As an end-user, BAC employs foreign exchange and derivatives contracts to hedge interest rate risk in connection with its own asset and liability management activities. More specifically, BAC primarily uses interest rate derivatives instruments to manage the interest rate risk associated with its assets and liabilities, including residential loans, long-term debt, and deposits.

                   Similar to on-balance-sheet financial instruments such as loans and investment securities, off-balance-sheet financial instruments subject BAC to various types of risks. These risks include credit risk (the risk that a loss may occur from the failure of a customer to perform according to the terms of the contract), market risk (the sensitivity of future earnings to price or rate changes), liquidity risk (the risk of BAC being unable to meet its funding requirements or execute a transaction at a reasonable price), and operational risk (the risk that inadequate internal controls, procedures, human error, system failure, or fraud may result in unexpected losses). For a detailed discussion of these risks and how they are managed, refer to pages 27-29, and 38-42 of BAC's 1995 Annual Report to Shareholders.

                   For additional information concerning foreign exchange and derivatives contracts, including their respective notional, credit risk, credit exposure, and fair value amounts, refer to Note 8 of the Notes to Consolidated Financial Statements on pages 8-13.

INTEREST RATE RISK MANAGEMENT
================================================================================
                   BAC's governing objective in interest rate risk management is to minimize the potential for significant loss as a result of changes in interest rates. Risk is measured in terms of potential impact on both its economic value and reported earnings. Economic value calculations measure changes in the present value of future net cash flows from all assets and liabilities until maturity. Those changes can result from interest rate movements or from altered expectations of future market conditions. BAC measures earnings variability by estimating the potential effect of changes in interest rates on projected net income over a three-year period.

                   BAC measures and manages interest rate risk by type of risk, comprised of gap, options, and index mismatches. To minimize exposures to declines in economic value due to gap mismatches, BAC's policy is that assets and liabilities must have approximately equal total duration. This policy protects against losses of economic value in the event of major upward and downward interest rate movements. BAC uses an internally developed model to translate the mismatch in each repricing period (i.e., the "gap") into a one-year mismatch with the same economic risk.

Net Interest Rate Risk Position (plot point graph in non-EDGAR version)

(in billions of dollars)          12/31/91   12/31/92   12/31/93   12/31/94   12/31/95   3/31/96
Net Interest Rate Risk Position   $  (8.1)   $  (6.9)   $    1.0   $  (2.8)   $    0.0   $   7.7


                   Graph indicates the composite net asset (+) or net liability (-) repricing position measured across the entire maturity mismatch profile and expressed as a one-year mismatch position bearing the same aggregate level of risk.

                   For example, a six-month gap of $200 million is treated as having approximately the same economic risk as a one-year gap of $100 million. As shown in the above graph, BAC's net one-year position has been essentially balanced throughout the last four years.

                   Gap mismatches result from timing differences in the repricing of assets, liabilities, and off-balance-sheet financial instruments. Expected interest rate sensitivity of individual categories of U.S. dollar-denominated assets and liabilities as of March 31, 1996 is shown in the table on page 36.

=========================================================================================================

U.S. DOLLAR DENOMINATED INTEREST RATE SENSITIVITY BY REPRICING OR MATURITY DATES
- ---------------------------------------------------------------------------------------------------------

                                                                MARCH 31, 1996
                             ----------------------------------------------------------------------------
                                                    (GREATER THAN)     (GREATER THAN)     OVER
(IN MILLIONS)                      0-6 MONTHS       6-12 MONTHS        1-5 YEARS     5 YEARS     TOTAL
- ---------------------------------------------------------------------------------------------------------
DOMESTIC ASSETS
Federal funds sold and
 securities purchased under resale
 agreements                         $     492         $      --        $      --     $     --    $    492
Trading account securities              1,374                --               --           --       1,374
Loans:
  Prime indexed                        17,270                --               --           --      17,270
  Adjustable rate residential first
   mortgages                           11,369             4,402            5,886        4,807      26,464
  Other loans, net                     42,509             5,863           17,850       11,223      77,445
Other assets                           20,234               378           13,296       10,569      44,477
- ---------------------------------------------------------------------------------------------------------
    DOMESTIC ASSETS                    93,248            10,643           37,032       26,599     167,522
- ---------------------------------------------------------------------------------------------------------

DOMESTIC LIABILITIES AND
 STOCKHOLDERS' EQUITY
Domestic deposits                     (64,545)           (9,511)         (22,678)     (18,434)   (115,168)
Other short-term borrowings            (9,875)           (1,244)            (200)         (30)    (11,349)
Long-term debt and subordinated
 capital notes                         (6,718)             (695)          (2,330)      (5,077)    (14,820)
Other liabilities and stockholders'
 equity                               (11,281)             (395)         (10,136)     (17,039)    (38,851)
- ---------------------------------------------------------------------------------------------------------
  Domestic Liabilities and
   Stockholders' Equity               (92,419)          (11,845)         (35,344)     (40,580)   (180,188)

OFFSHORE FUNDING BOOKS, NET            (1,740)              353              218        1,169          --
- ---------------------------------------------------------------------------------------------------------
  Core Gap Before Risk Management
   Positions                             (911)             (849)           1,906      (12,812)    (12,666)

INTEREST RATE RISK MANAGEMENT
  POSITIONS
- ---------------------------------------------------------------------------------------------------------
Investment securities/a/                1,676             1,288            4,421        5,281      12,666
Off-balance-sheet financial
 instruments/b/                        (7,457)            1,836           (3,263)       8,884          --
- ---------------------------------------------------------------------------------------------------------
  Total Interest Rate Risk
   Management Positions                (5,781)            3,124            1,158       14,165      12,666
- ---------------------------------------------------------------------------------------------------------
    Net Gap                            (6,692)            2,275            3,064        1,353          --
- ---------------------------------------------------------------------------------------------------------
      Cumulative Gap                 $ (6,692)         $ (4,417)        $ (1,353)    $     --    $     --
- ---------------------------------------------------------------------------------------------------------

/a/  Available-for-sale and held-to-maturity securities.
/b/ Represents the repricing effect of off-balance-sheet positions, which include interest rate swaps, futures contracts, and similar agreements.

                   At March 31, 1996, BAC had a "core" imbalance before risk management positions as liabilities and equity exceeded assets by approximately $13 billion. BAC's risk management activities eliminated this imbalance while containing the size of net gap mismatches in individual repricing periods. Investment securities and "received fixed" swaps essentially neutralized core gaps beyond five years.

FUNDING AND CAPITAL
================================================================================

LIQUIDITY          BAC's liquid assets consist of cash and due from banks,
REVIEW             interest-bearing deposits in banks, federal funds sold,
                   securities purchased under resale agreements, trading account assets, and available-for-sale securities. At March 31, 1996, liquid assets totaled $47.3 billion, essentially unchanged from the amount reported at year-end 1995.
- --------------------------------------------------------------------------------

CAPITAL            At March 31, 1996, stockholders' equity totaled $20.2
MANAGEMENT         billion, essentially unchanged from year-end 1995. Common
                   equity increased $0.2 billion during the first three months of 1996, while preferred stock declined by the same amount.

                   Common equity increased $0.5 billion due to first-quarter 1996 earnings net of preferred and common stock dividends. This increase was partially offset by the common stock repurchases discussed below.

                   In connection with its ongoing efforts to return excess capital to its shareholders, BAC repurchased 4.6 million shares of its common stock during the first quarter of 1996 at an average per-share price of $68.24, which reduced common equity by $0.3 billion. The shares were repurchased on the open market over 30 trading days and represented approximately 11 percent of the total volume of BAC common stock traded on those days. Remaining buyback authority for common stock under its current repurchase program totaled $1.84 billion at March 31, 1996. For additional information regarding the stock repurchase program, refer to Note 4 of the Notes to Consolidated Financial Statements on page 7.

                   The decline in BAC's preferred stock resulted from the redemption of all 400,000 outstanding shares of BAC's 11% Cumulative Fixed Preferred Stock, Series J (Series J), on March 31, 1996. In addition, on March 4, 1996, BAC announced its intention to redeem all 7,250,000 outstanding shares of it's 9 5/8 Cumulative Preferred Stock, Series F (Series F), on April 16, 1996. For additional information regarding preferred stock, refer to Note 5 of the notes to Consolidated Financial Statements on page 7.

                   BAC's risk-based capital ratios continued to exceed regulatory guidelines for "well-capitalized" status. BAC's Tier 1 risk-based capital ratio decreased 5 basis points between December 31, 1995 and March 31, 1996 primarily due to an increase in total risk-weighted assets and to a reduction in preferred stock. The reduction in preferred stock was attributable to the redemption of Series J and the announcement of the redemption of Series F, as discussed above. BAC's Tier 1 leverage ratio was 6.77 percent at March 31, 1996, compared with 6.92 percent at December 31, 1995.

========================================================================================================================

RISK-BASED CAPITAL, RISK-WEIGHTED ASSETS, AND RISK-BASED CAPITAL RATIOS
- ------------------------------------------------------------------------------------------------------------------------
                                                   1996                                    1995
                                               --------         --------------------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                   MARCH 31         DEC. 31         SEPT. 30         JUNE 30        MARCH 31
- ------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL
Common stockholders' equity                    $ 17,800        $ 17,598         $ 17,289        $ 16,966        $ 16,433
Qualified perpetual preferred stock               2,242           2,623            2,623           2,723           3,068
Less: Goodwill, nongrandfathered core
 deposit and other identifiable
 intangibles, and other
 deductions/a/                                   (5,114)         (5,230)          (5,352)         (5,409)         (5,550)
- ------------------------------------------------------------------------------------------------------------------------
  Tier 1 capital                                 14,928          14,991           14,560          14,280          13,951

Eligible portion of the allowance
 for credit losses                                2,571           2,566            2,526           2,506           2,419
Hybrid capital instruments                          214             214              214             264             336
Subordinated notes and
 debentures                                       5,934           5,798            5,865           5,717           5,724
Less: Other deductions                             (135)           (153)            (148)           (142)           (145)
- ------------------------------------------------------------------------------------------------------------------------
  Tier 2 capital                                  8,584           8,425            8,457           8,345           8,334
- ------------------------------------------------------------------------------------------------------------------------
    Total                                        23,512          23,416           23,017          22,625          22,285
- ------------------------------------------------------------------------------------------------------------------------
Less: Investment in unconsolidated
 subsidiaries/b/                                    (47)              -                -               -               -
- ------------------------------------------------------------------------------------------------------------------------
    TOTAL RISK-BASED CAPITAL                   $ 23,465        $ 23,416         $ 23,017        $ 22,625        $ 22,285
- -----------------------------------------------=========================================================================
RISK-WEIGHTED ASSETS
Balance sheet assets:
  Trading account assets                       $  3,771        $  3,506         $  3,457        $  3,384        $  2,768
  Available-for-sale and
   held-to-maturity securities                    5,029           5,007            5,238           5,314           5,157
  Loans                                         132,256         132,504          128,826         126,437         123,443
  Other assets                                   17,667          16,725           17,026          17,929          16,512
- ------------------------------------------------------------------------------------------------------------------------
    Total balance sheet assets                  158,723         157,742          154,547         153,064         147,880
- ------------------------------------------------------------------------------------------------------------------------
Off-balance-sheet items:
  Unused commitments                             24,991          26,268           25,269          24,577          22,669
  Standby letters of credit                      13,675          12,888           13,138          12,675          12,144
  Foreign exchange and derivatives
   contracts                                      4,617           4,530            4,927           5,543           6,225
  Other                                           2,474           2,567            2,783           3,190           3,044
- ------------------------------------------------------------------------------------------------------------------------
    Total off-balance-sheet items                45,757          46,253           46,117          45,985          44,082
- ------------------------------------------------------------------------------------------------------------------------
      TOTAL RISK-WEIGHTED ASSETS               $204,480        $203,995         $200,664        $199,049        $191,962
- -----------------------------------------------=========================================================================
RISK-BASED CAPITAL RATIOS
  TIER 1 CAPITAL RATIO                             7.30%           7.35%            7.26%           7.17%           7.27%
- ------------------------------------------------------------------------------------------------------------------------
  TOTAL CAPITAL RATIO                             11.48%          11.48%           11.47%          11.37%          11.61%
- ------------------------------------------------------------------------------------------------------------------------
TIER 1 LEVERAGE RATIO                              6.77%           6.92%            6.80%           6.68%           6.84%
- -----------------------------------------------=========================================================================

/a/ Includes nongrandfathered CDI and other identifiable intangibles acquired after February 19, 1992 of $830 million and $75 million, respectively, at March 31, 1996, $856 million and $78 million, respectively, at December 31, 1995, $877 million and $90 million, respectively, at September 30, 1995, $897 million and $93 million, respectively, at June 30, 1995, and $915 million and $97 million, respectively, at March 31, 1995. Also includes $9 million, $1 million, $24 million, $24 million, and $122 million, at March 31, 1996, December 31, 1995, September 30, 1995, June 30, 1995, and
    March 31, 1995, respectively, of the excess of the net book value over 90 percent of the fair value of purchased mortgage servicing rights and credit card intangibles.

/b/ Reflects the Federal Reserve Board's adoption of the Office of the Comptroller of the Currency's treatment of investment in unconsolidated subsidiaries. In prior periods, half of the amount for each respective period was included in other deductions from Tier 1 Capital and half was included in other deductions from Tier 2 Capital.

OTHER INFORMATION
================================================================================

ITEM 6.            (a)  Exhibits:
EXHIBITS AND
REPORTS ON         Exhibit
FORM 8-K           Number            Exhibit
                   -------           -------

                     27              Financial Data Schedule


                   (b)  Reports on Form 8-K:

                   During the first quarter of 1996, the Parent filed reports on Form 8-K dated January 17, 1996, February 5, 1996, and
                   March 4, 1996. The January 17, 1996 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Fourth Quarter Earnings." The February 5, 1996 report disclosed, pursuant to Item 5 of the report, the Parent board of directors' decision to increase the quarterly dividend on its common stock. The March 4, 1996 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Increases Stock Repurchase Program."

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


                                     BANKAMERICA CORPORATION
                                     Registrant

                                     By Principal Financial Officer and
                                     Duly Authorized Signatory:



                                     /s/ MICHAEL E. O'NEILL
                                     Michael E. O'Neill
                                     Vice Chairman and
                                     Chief Financial Officer
                                     May 9, 1996



                                     By Chief Accounting Officer and
                                     Duly Authorized Signatory:



                                     /s/ JAMES H. WILLIAMS
                                     James H. Williams
                                     Executive Vice President
                                     and Chief Accounting Officer
                                     May 9, 1996

[BANKAMERICA LOGO APPEARS HERE]

BANKAMERICA CORPORATION


Other information about BankAmerica
Corporation may be found in its Annual
Report to Shareholders. This report, as
well as additional copies of this
Analytical Review and Form 10-Q,
may be obtained from:

BANK OF AMERICA
CORPORATE PUBLIC RELATIONS #13124
P.O. BOX 37000
SAN FRANCISCO, CA 94137

Information Online -- To keep
current online via the Internet,
visit BankAmerica Corporation's home
page on the World Wide Web
(http://www.bankamerica.com)
to view the latest information about
the corporation and its products and
services, or apply for a loan or credit
card. Corporate disclosure documents
filed with the Securities and Exchange
Commission by BankAmerica
Corporation and other companies
can be obtained from the Securities
and Exchange Commission's home
page on the World Wide Web
(http://www.sec.gov).

                                     [RECYCLED PAPER LOGO APPEARS HERE] Recycled
                                                                           Paper
NL-9 5/96

                            GRAPHICS APPENDIX INDEX




BankAmerica Corporation
First Quarter 1996 10-Q
page reference                          Description of omitted graphic
- -----------------------                  ------------------------------
        35                               Net Interest Rate Risk
                                           Position
                                         (Plot point graph in non-EDGAR
                                           version)



                                 EXHIBIT INDEX

Exhibit
Reference       Description
- ---------       -----------

   27           Financial Data Schedule