Form 10-Q
period 1996-06-30
BANKAMERICA CORP
filed 1996-08-08
CIK 9672

                         BankAmerica Corporation Analytical Review and Form 10-Q













                         [Bank America Logo goes here]










                                                                         1 9 9 6
                                                              2nd  Q u a r t e r

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1996
                                       or
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

   Common Stock, $1.5625 par value ------ 359,893,278 shares outstanding on
                                June 30, 1996./*/

            /*/ In addition, 27,393,009 shares were held in treasury.


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

CONTENTS

================================================================================

PART I             Item 1.
FINANCIAL          Financial Statements:
INFORMATION          Consolidated Statement of Operations....................  2
                     Consolidated Balance Sheet..............................  3
                     Consolidated Statement of Cash Flows....................  4
                     Consolidated Statement of Changes in Stockholders'
                      Equity.................................................  5
                     Notes to Consolidated Financial Statements..............  6

                   Item 2.
                   Management's Discussion and Analysis:
                     Highlights.............................................. 14
                     Business Sectors........................................ 16
                     Results of Operations:
                       Net Interest Income................................... 19
                       Noninterest Income.................................... 22
                       Noninterest Expense................................... 23
                       Income Taxes.......................................... 24
                       Operating and Financial Leverage...................... 25
                     Balance Sheet Review.................................... 26
                     Credit Risk Management:
                       Loan Portfolio Management............................. 28
                         Domestic Consumer Loans............................. 29
                         Foreign Loans....................................... 31
                       Emerging Market Exposure.............................. 31
                       Allowance for Credit Losses........................... 32
                       Nonperforming Assets.................................. 34
                     Foreign Exchange and Derivatives Contracts.............. 37
                     Interest Rate Risk Management........................... 38
                     Funding and Capital:
                       Liquidity Review...................................... 40
                       Capital Management.................................... 40
- --------------------------------------------------------------------------------

PART II            Item 4.
OTHER INFORMATION  Submission of Matters to a Vote of Security Holders....... 42

                   Item 6.
                   Exhibits and Reports on Form 8-K.......................... 43

                   Signatures................................................ 44

================================================================================

FINANCIAL STATEMENTS

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

====================================================================================================================================

                                                                 1996                      1995                     SIX MONTHS ENDED
                                                          -----------------    -----------------------------             JUNE 30
                                                           SECOND     FIRST     FOURTH      THIRD     SECOND        ----------------
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)       QUARTER   QUARTER    QUARTER    QUARTER    QUARTER        1996        1995
- ------------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Loans, including fees                                      $3,307    $3,297     $3,287     $3,244     $3,172      $6,604     $6,176
Interest-bearing deposits in banks                             96       117        119        115        120         213        232
Federal funds sold                                              7         6          5         10          9          13         17
Securities purchased under resale agreements                  176       155        147        160        176         331        311
Trading account assets                                        247       216        200        189        189         463        352
Available-for-sale and held-to-maturity securities            293       298        313        326        323         591        637
- -----------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                   4,126     4,089      4,071      4,044      3,989       8,215      7,725

INTEREST EXPENSE
Deposits                                                    1,307     1,314      1,307      1,262      1,240       2,621      2,354
Federal funds purchased                                        20        22         35         27         30          42         69
Securities sold under repurchase agreements                   176       163        147        154        150         339        280
Other short-term borrowings                                   208       178        168        162        168         386        300
Long-term debt                                                249       254        265        272        266         503        530
Subordinated capital notes                                      7        12         12         11         12          19         23
- -----------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                  1,967     1,943      1,934      1,888      1,866       3,910      3,556
- -----------------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME                                     2,159     2,146      2,137      2,156      2,123       4,305      4,169

PROVISION FOR CREDIT LOSSES                                   250       180        130        110        100         430        200
- -----------------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES   1,909     1,966      2,007      2,046      2,023       3,875      3,969

NONINTEREST INCOME
Deposit account fees                                          346       344        334        329        323         690        640
Credit card fees                                               90        79         84         82         74         169        149
Trust fees                                                     56        63         72         72         78         119        156
Other fees and commissions                                    333       320        304        323        342         653        642
Trading income                                                178       165        115        132        151         343        280
Venture capital activities                                    112       110         93         54        103         222        190
Net gain (loss) on sales of subsidiaries and operations        83        51         42          -        (17)        134        (17)

Net gain on sales of assets                                    21        49         29         27         14          70         15
Net gain on available-for-sale securities                       4        30          7         17          9          34         10
Other income                                                   97        63         78        121         61         160        166
- ------------------------------------------------------------------------------------------------------------------------------------

    TOTAL NONINTEREST INCOME                                1,320     1,274      1,158      1,157      1,138       2,594      2,231

NONINTEREST EXPENSE
Salaries                                                      814       821        819        839        842       1,635      1,651
Employee benefits                                             213       202        147        195        183         415        376
Occupancy                                                     186       190        198        185        182         376        355
Equipment                                                     175       163        169        170        165         338        324
Amortization of intangibles                                    93        95         99        110        110         188        219
Communications                                                 90        92         93         89         91         182        177
Regulatory fees and related expenses                           13        13         23          7         74          26        146
Other expense                                                 413       437        418        398        406         850        794
- ------------------------------------------------------------------------------------------------------------------------------------

    TOTAL NONINTEREST EXPENSE                               1,997     2,013      1,966      1,993      2,053       4,010      4,042
- ------------------------------------------------------------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES                              1,232     1,227      1,199      1,210      1,108       2,459      2,158
PROVISION FOR INCOME TAXES                                    509       507        495        506        463       1,016        902
- ------------------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                             $  723    $  720     $  704     $  704     $  645      $1,443     $1,256
- -----------------------------------------------------------=========================================================================

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE            $ 1.84    $ 1.79     $ 1.74     $ 1.72     $ 1.56      $ 3.63     $ 3.03

EARNINGS PER COMMON SHARE--ASSUMING FULL DILUTION            1.84      1.79       1.74       1.72       1.55        3.63       3.00

DIVIDENDS DECLARED PER COMMON SHARE                          0.54      0.54       0.46       0.46       0.46        1.08       0.92
====================================================================================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

===================================================================================================================================
                                                                       1996                                  1995
                                                              -----------------------        --------------------------------------
(IN MILLIONS)                                                 JUNE 30        MARCH 31        DEC. 31        SEPT. 30        JUNE 30
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                      $ 12,478        $ 12,870       $ 14,312        $ 12,532       $ 12,656
Interest-bearing deposits in banks                              5,194           5,585          5,761           5,832          5,620
Federal funds sold                                                276             143            721             229            467
Securities purchased under resale agreements                    7,001           6,198          4,962           6,811          6,131
Trading account assets                                         12,633          11,215          9,516           9,883          8,133
Available-for-sale securities                                  10,964          11,287         12,043           9,979          9,868
Held-to-maturity securities                                     4,280           4,523          4,656           6,927          7,186

Loans                                                         160,640         156,155        155,373         151,212        148,766
Less: Allowance for credit losses                               3,495           3,496          3,554           3,655          3,695
- -----------------------------------------------------------------------------------------------------------------------------------
  Net loans                                                   157,145         152,659        151,819         147,557        145,071

Customers' acceptance liability                                 2,837           2,761          2,295           2,268          2,076
Accrued interest receivable                                     1,451           1,469          1,458           1,448          1,335
Goodwill, net                                                   4,066           4,115          4,192           4,263          4,303
Identifiable intangibles, net                                   1,708           1,753          1,806           2,134          2,172
Unrealized gains on off-balance-sheet instruments               7,297           7,551          7,801           8,843          9,323
Premises and equipment, net                                     3,980           4,010          3,985           4,011          4,009
Other assets                                                    7,531           8,104          7,119           7,209          8,249
- -----------------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                             $238,841        $234,243       $232,446        $229,926       $226,599
- -------------------------------------------------------------======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest-bearing                                           $ 83,954        $ 84,314       $ 84,097        $ 84,345       $ 85,573
  Noninterest-bearing                                          34,737          34,570         36,820          34,231         34,458
Deposits in foreign offices:
  Interest-bearing                                             41,444          40,127         37,886          35,525         33,985
  Noninterest-bearing                                           1,710           1,506          1,691           1,536          1,764
- -----------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                            161,845         160,517        160,494         155,637        155,780
Federal funds purchased                                         2,740           2,125          5,160           3,110          2,274
Securities sold under repurchase agreements                     8,861           7,640          6,383           7,187          5,833
Other short-term borrowings                                    14,530          11,523          7,627          10,289          9,730
Acceptances outstanding                                         2,837           2,761          2,295           2,268          2,076
Accrued interest payable                                          833             842            848             811            706
Unrealized losses on off-balance-sheet instruments              7,310           7,719          8,227           9,547          9,939
Other liabilities                                               4,824           5,875          5,862           5,334          4,563
Long-term debt                                                 14,597          14,718         14,723          15,277         15,473
Subordinated capital notes                                        356             356            605             605            605
- -----------------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                         218,733         214,076        212,224         210,065        206,979

STOCKHOLDERS' EQUITY
Preferred stock                                                 2,242           2,423          2,623           2,623          2,723
Common stock                                                      605             604            602             600            598
Additional paid-in capital                                      8,439           8,384          8,328           8,271          8,213
Retained earnings                                              10,544          10,067          9,606           9,133          8,663
Net unrealized gain (loss) on available-for-sale securities       (79)            (56)             1             (51)           (69)
Common stock in treasury, at cost                              (1,643)         (1,255)          (938)           (715)          (508)
- -----------------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                 20,108          20,167         20,222          19,861         19,620
- -----------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $238,841        $234,243       $232,446        $229,926       $226,599
- -------------------------------------------------------------======================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

===================================================================================================================================
                                                                                                           SIX MONTHS ENDED JUNE 30
                                                                                                           ------------------------
(IN MILLIONS)                                                                                                1996              1995
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                               $  1,443          $  1,256
Adjustments to net income to arrive at net cash provided (used) by operating activities:
  Provision for credit losses                                                                                 430               200
  Net gain on sales of assets and subsidiaries and operations                                                (204)                2
  Net amortization of loan fees and discounts                                                                 (38)              (53)
  Depreciation and amortization of premises and equipment                                                     290               266
  Amortization of intangibles                                                                                 188               219
  Provision for deferred income taxes                                                                         168                 8
  Change in assets and liabilities net of effects from acquisitions and pending dispositions:
    Decrease in accrued interest receivable                                                                     6               114
    Decrease in accrued interest payable                                                                      (13)             (125)
    Increase in trading account assets                                                                     (3,117)           (1,192)
    Increase (decrease) in current income taxes payable                                                       (36)              242
  Deferred fees received from lending activities                                                               76                70
  Net cash provided (used) by loans held for sale                                                             354              (452)
  Other, net                                                                                               (1,381)             (256)
- -----------------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by operating activities                                                       (1,834)              299

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
  Sales proceeds                                                                                              541             1,462
  Maturities, prepayments, and calls                                                                        3,091             2,530
  Purchases                                                                                                (2,602)           (3,416)
Activity in held-to-maturity securities:
  Maturities, prepayments, and calls                                                                          661             1,392
  Purchases                                                                                                  (320)             (261)
Proceeds from sales of loans                                                                                  914               712
Purchases of loans                                                                                           (968)             (772)
Purchases of premises and equipment                                                                          (328)             (324)
Proceeds from sales of other real estate owned                                                                265               293
Net cash provided (used) by:
  Loan originations and principal collections                                                              (7,266)           (7,591)
  Interest-bearing deposits in banks                                                                          566               612
  Federal funds sold                                                                                          445               173
  Securities purchased under resale agreements                                                             (2,039)             (872)
Cash used by acquisitions                                                                                     (54)               (2)
Other, net                                                                                                    291               112
- -----------------------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                                                  (6,803)           (5,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                                    1,660             1,887
Principal payments and retirements of long-term debt and subordinated capital
 notes                                                                                                     (1,742)           (1,228)
Proceeds from issuance of common stock                                                                         83                75
Preferred stock repurchased                                                                                  (391)              (97)
Treasury stock purchased                                                                                     (693)             (474)
Common stock dividends                                                                                       (393)             (344)
Preferred stock dividends                                                                                     (98)             (118)
Net cash provided (used) by:
  Deposits                                                                                                  1,410             1,385
  Federal funds purchased                                                                                  (2,420)           (1,009)
  Securities sold under repurchase agreements                                                               2,478               328
  Other short-term borrowings                                                                               6,903             4,385
Other, net                                                                                                      -               (81)
- -----------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                               6,797             4,709
Effect of exchange rate changes on cash and due from banks                                                      6                22
- -----------------------------------------------------------------------------------------------------------------------------------
    Net decrease in cash and due from banks                                                                (1,834)             (922)
Cash and due from banks at beginning of period                                                             14,312            13,578
- -----------------------------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                                           $ 12,478          $ 12,656
- ---------------------------------------------------------------------------------------------------------==========================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

===================================================================================================================================
                                                                                        1996                      1995
                                                                                 -----------------    -----------------------------
                                                                                  SECOND     FIRST     FOURTH      THIRD     SECOND
(IN MILLIONS)                                                                    QUARTER   QUARTER    QUARTER    QUARTER    QUARTER
- ------------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                                                    $ 2,423   $ 2,623    $ 2,623    $ 2,723    $ 3,068
Preferred stock repurchased                                                         (181)     (200)         -       (100)       (97)
Convertible preferred stock converted to common stock                                 -          -          -          -       (248)
- -----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                                         2,242      2,423      2,623      2,623      2,723

COMMON STOCK
Balance, beginning of quarter                                                       604        602        600        598        587
Common stock issued                                                                   1          2          2          2         11
- -----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                                           605        604        602        600        598

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                                                     8,384      8,328      8,271      8,213      7,912
Common stock issued                                                                  55         74         57         67        301
Preferred stock repurchased                                                           -        (18)         -         (9)         -
- -----------------------------------------------------------------------------------------------------------------------------------
   Balance, end of quarter                                                        8,439      8,384      8,328      8,271      8,213

RETAINED EARNINGS
Balance, beginning of quarter                                                    10,067      9,606      9,133      8,663      8,230
Net income                                                                          723        720        704        704        645
Common stock dividends                                                             (195)      (198)      (169)      (171)      (172)
Preferred stock dividends                                                           (45)       (53)       (53)       (56)       (56)
Foreign currency translation adjustments,
 net of related income taxes                                                         (6)        (8)        (9)        (7)        16
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, end of quarter                                                          10,544     10,067      9,606      9,133      8,663

NET UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES
Balance, beginning of quarter                                                       (56)        1         (51)       (69)      (275)
Valuation adjustments, net of related income taxes                                  (23)      (57)         52         18        206
- -----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                                           (79)      (56)          1        (51)       (69)


COMMON STOCK IN TREASURY, AT COST
Balance, beginning of quarter                                                    (1,255)     (938)       (715)      (508)      (296)
Treasury stock purchased                                                           (385)     (316)       (222)      (230)      (210)
Treasury stock issued                                                                 1         -          -          29          -
Other                                                                                (4)       (1)         (1)        (6)        (2)
- -----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                                        (1,643)   (1,255)       (938)      (715)      (508)
- -----------------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                                 $ 20,108  $ 20,167   $ 20,222    $ 19,861   $ 19,620
- -------------------------------------------------------------------------------====================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
NOTE 1. The unaudited consolidated financial statements of FINANCIAL STATEMENT BankAmerica Corporation and subsidiaries (BAC) are
PRESENTATION         prepared in conformity with generally accepted accounting
                     principles for Interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-
                     X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in BankAmerica
                     Corporation's (the Parent) Annual Report on Form 10-K for the year ended December 31, 1995.

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

                     Certain amounts in prior periods have been reclassified to conform to the current presentation.
- --------------------------------------------------------------------------------
NOTE 2.              During the six-month periods ended June 30, 1996 and 1995,
SUPPLEMENTAL         BAC made interest payments on deposits and other interest-
DISCLOSURE OF CASH   bearing liabilities of $3,923 million and $3,681 million,
FLOW INFORMATION     respectively, and made net income tax payments of $884
                     million and $624 million, respectively.

                     During the six-month periods ended June 30, 1996 and 1995, there were foreclosures of loans with carrying values of
                     $242 million and $235 million, respectively. In addition,
                     loans made to facilitate the sale of other real estate
                     owned (OREO) totaled $4 million and $3 million,
                     respectively.
- --------------------------------------------------------------------------------
NOTE 3.              During the six-month period ended June 30, 1996, BAC sold
AVAILABLE-FOR-SALE   available-for-sale securities for aggregate proceeds
AND HELD-TO-MATURITY of $541 million, resulting in gross realized gains of
SECURITIES           $56 million and gross realized losses of $22 million.
                     During the six-month period ended June 30, 1995, BAC sold available-for-sale securities for aggregate proceeds of $1,462 million, resulting in gross realized gains of $88 million and gross realized losses of $78 million.

                     The fair values and amortized costs of available-for-sale and held-to-maturity securities were as follows:

                                          AVAILABLE-FOR-SALE    HELD-TO-MATURITY
                                             SECURITIES            SECURITIES
                                          ------------------   -----------------
                                           FAIR    AMORTIZED    FAIR   AMORTIZED
(IN MILLIONS)                             VALUE         COST   VALUE        COST
- --------------------------------------------------------------------------------

                     June 30, 1996      $10,964      $11,094  $3,886      $4,280
                     March 31, 1996      11,287       11,380   4,143       4,523
                     December 31, 1995   12,043       12,042   4,332       4,656
                     September 30, 1995   9,979       10,064   6,444       6,927
                     June 30, 1995        9,868        9,983   6,725       7,186

================================================================================
                     During the six-month periods ended June 30, 1996 and 1995, trading income included net unrealized holding gains on trading securities of $16 million and $42 million, respectively. These amounts exclude the net unrealized trading results of the Parent's securities broker and dealer subsidiaries.

                     During the fourth quarter of 1995, the Financial Accounting
                     Standards Board allowed financial statement preparers a
                     one-time opportunity to reassess the classifications of
                     securities accounted for under Statement of Financial
                     Accounting Standards (SFAS) No. 115, "Accounting for
                     Certain Investments in Debt and Equity Securities." As a
                     result of this reassessment, BAC reclassified $2.1 billion of held-to-maturity securities to available-for-sale
                     securities. In connection with this reclassification, gross unrealized gains of $28 million and gross unrealized losses of $42 million were recorded in available-for-sale
                     securities and in stockholders' equity (on a net-of-tax
                     basis).
- --------------------------------------------------------------------------------
NOTE 4.              During the first quarter of 1996, BAC's Board of Directors
STOCK REPURCHASE     authorized a new stock repurchase program. This new
PROGRAM              program enables the Parent to buy back up to $2.0 billion
                     of its common stock by the end of 1997. The new program,
                     which replaces the stock repurchase program announced in
                     February 1995, also enables the Parent to buy back or
                     redeem up to $1.0 billion of its preferred stock by the end of 1997. During the six months ended June 30, 1996, the
                     Parent repurchased 9.8 million shares of its common stock
                     under the current and pre-existing stock repurchase
                     programs at an average per-share price of $71.89. These
                     transactions reduced stockholders' equity by $701 million, of which $8 million was accrued at June 30, 1996. The
                     remaining buyback and redemption authorities for common
                     stock and preferred stock under the current program totaled
                     $1.5 billion and $0.8 billion, respectively, at June 30,
                     1996.
- --------------------------------------------------------------------------------
NOTE 5.              On March 31, 1996, the Parent redeemed all 400,000
PREFERRED STOCK      outstanding shares of its 11% Preferred Stock, Series J
                     (Preferred Stock, Series J) under terms of a stock repurchase program that was replaced during the first quarter of 1996. This transaction reduced stockholders' equity by $218 million. The shares were represented by 8 million depositary shares, each corresponding to a one-twentieth interest in a share of Preferred Stock, Series J.
                     The redemption price was $26.375 per depositary share. The quarterly dividend of $0.6875 per depositary share was paid on March 31, 1996 to holders of record on March 15, 1996.

                     In addition, on April 16, 1996, the Parent redeemed all 7,250,000 outstanding shares of its 9 5/8% Cumulative Preferred Stock, Series F, reducing stockholders' equity by $181 million. The redemption price was equal to the stated value of $25.00 per share, plus dividends of $0.30747 per share accrued and unpaid to the redemption date.

BANKAMERICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

NOTE 6.              The following is a summary of the components of income tax
INCOME TAXES         expense:

                                                           1996              1995                SIX MONTHS ENDED
                                                    ----------------  -------------------------       JUNE 30
                                                     SECOND    FIRST   FOURTH    THIRD   SECOND  ----------------
                     (IN MILLIONS)                  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER     1996     1995
                     --------------------------------------------------------------------------------------------
                     PROVISION FOR INCOME TAXES
                     Federal                           $361     $362     $355    $ 354     $331   $  723    $ 650
                     State and local                     95       93       74       91       86      188      169
                     Foreign                             53       52       66       61       46      105       83
                     --------------------------------------------------------------------------------------------
                                                       $509     $507     $495    $ 506     $463   $1,016    $ 902
                     ----------------------------------==========================================================

                     BAC's estimated annual effective income tax rates for the three-month periods ended June 30, 1996 and 1995 were 41.3 percent and 41.8 percent, respectively. These rates are higher than the federal statutory tax rate of 35.0 percent due principally to state income taxes.


- --------------------------------------------------------------------------------
NOTE 7.              Earnings per common share have been computed based on the
EARNINGS PER         following:
COMMON SHARE


                                                              1996                    1995               SIX MONTHS ENDED
                                                      -----------------   ---------------------------         JUNE 30
                     (DOLLAR AMOUNTS IN MILLIONS,      SECOND     FIRST    FOURTH     THIRD    SECOND    ----------------
                     SHARE AMOUNTS IN THOUSANDS)      QUARTER   QUARTER   QUARTER   QUARTER   QUARTER      1996      1995
                     ----------------------------------------------------------------------------------------------------
                      Net income applicable to
                       common stock                  $    678  $    667  $    651  $    648  $    589  $  1,345  $  1,138
                      Average number of common
                       shares outstanding             361,858   366,067   368,300   371,871   371,992   363,962   371,878
                      Average number of common
                       and common equivalent
                       shares outstanding             368,543   372,385   374,283   376,643   376,213   370,464   375,649
                      Average number of common
                       shares outstanding  --
                       assuming full dilution         368,591   373,548   374,669   377,421   379,182   371,069   380,162

- --------------------------------------------------------------------------------

NOTE 8.              In the ordinary course of business, BAC enters into various
OFF-BALANCE-SHEET    types of transactions that involve credit-related
TRANSACTIONS         financial instruments and foreign exchange and derivatives contracts that contain off-balance-sheet risk. Credit-related financial instruments are typically customer-driven, while foreign exchange and derivatives contracts are entered into both on behalf of customers and for BAC's own account in managing interest rate and foreign exchange risk.

                     CREDIT-RELATED FINANCIAL INSTRUMENTS

                     The table on page 9 is a summary of the contractual amounts of each significant class of credit-related financial instruments outstanding. These amounts represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless.

================================================================================

                                                                1996                       1995
                                                          ------------------    ----------------------------
                     (IN MILLIONS)                        JUNE 30   MARCH 31    DEC. 31   SEPT. 30   JUNE 30
                     ---------------------------------------------------------------------------------------
                     Commitments to extend credit:
                      Unutilized credit card lines        $36,978    $35,982    $34,465    $34,445   $32,176
                      Other commitments to
                       extend credit/a/                    97,954     95,790     94,524     95,517    92,896
                     Standby letters of credit
                      and financial guarantees/b/          17,121    16,344      16,336     15,675    15,598
                     Commercial letters of credit           4,596     4,236       4,128      4,342     4,650
                     ---------------------------------------------------------------------------------------

                     /a/ Represents agreements to extend credit to customers for which BAC may have received fees. These commitments have specified interest rates and generally have fixed expiration dates and may be terminated by BAC if certain conditions of the contract are violated.

                     /b/ Net of participations sold of $2,619 million at June
                         30, 1996, $2,619 million at March 31, 1996, $2,383
                         million at December 31, 1995, $2,607 million at September 30, 1995, and $2,238 million at June 30, 1995.


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

BANKAMERICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================


                     DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
                     ------------------------------------------------------------------------------------------------------
                                                          JUNE 30, 1996                           DECEMBER 31, 1995
                                                 -----------------------------------      -------------------------------------
                                                   NOTIONAL     CREDIT        CREDIT       NOTIONAL      CREDIT        CREDIT
                     (IN MILLIONS)                   AMOUNT       RISK/a/   EXPOSURE/b/      AMOUNT        RISK/a/   EXPOSURE/b/
                     --------------------------------------------------------------------------------------------------------
                     INTEREST RATE CONTRACTS
                     Interest rate swaps         $  422,844     $ 7,137       $2,731/c/   $418,240     $ 8,647        $2,787/c/
                     Futures and forward rate
                      contracts:
                       Commitments to purchase      183,813         111          111       160,126           9             9
                       Commitments to sell          207,823         197          197       190,538         381           381
                     Written options                 36,232           -/d/         -/d/     35,217           -/d/          -/d/
                     Purchased options               46,330         393          282        45,351         494           390
                     -------------------------------------------------------------------------------------------------------
                                                    897,042       7,838        3,321       849,472       9,531         3,567
                     FOREIGN EXCHANGE CONTRACTS
                     Spot, forward, and futures
                      contracts                     769,945       8,962        2,564       592,441       8,781         2,553
                     Written options                 28,316           -/d/         -/d/     21,095           -/d/          -/d/
                     Purchased options               26,275         378          261        20,244         395           268
                     Currency swaps                  24,681       1,176        1,108        23,085       1,517         1,403
                     -------------------------------------------------------------------------------------------------------
                                                    849,217      10,516        3,933       656,865      10,693         4,224
                     Stock index options and
                      commodity contracts             1,066          44           43           878          12            10
                     -------------------------------------------------------------------------------------------------------
                                                 $1,747,325/e/  $18,398       $7,297    $1,507,215/f/  $20,236        $7,801
                     ----------------------------===========================================================================

                     DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND  LIABILITY MANAGEMENT PURPOSES
                     --------------------------------------------------------------------------------------------
                                                              JUNE 30, 1996                  DECEMBER 31, 1995
                                                         ----------------------            ----------------------
                                                         NOTIONAL        CREDIT            NOTIONAL        CREDIT
                     (IN MILLIONS)                         AMOUNT          RISK/a/           AMOUNT          RISK/a/
                     --------------------------------------------------------------------------------------------
                     INTEREST RATE CONTRACTS
                     Interest rate swaps                 $ 36,092          $187             $33,543          $155
                     Futures and forward rate
                      contracts                            58,158             -              28,702             -
                     Purchased options                      8,700            51               9,200            60
                     --------------------------------------------------------------------------------------------
                                                          102,950           238              71,445           215
                     FOREIGN EXCHANGE CONTRACTS
                     Spot, forward, and futures
                      contracts                             1,910             -               1,900             -
                     Currency swaps                           535             -                 430            61
                     --------------------------------------------------------------------------------------------
                                                            2,445             -               2,330            61
                     --------------------------------------------------------------------------------------------
                                                         $105,395/e/       $238             $73,775/f/       $276
                     ------------------------------------========================================================

                     /a/ Excluding the effects of legally enforceable master
                         netting agreements.
                     /b/ Including the effects of legally enforceable master
                         netting agreements.
                     /c/ Including the effects of cross product netting of
                         certain interest rate derivatives and currency swaps.
                     /d/ Interest rate and foreign exchange options written
                         have no credit risk or credit exposure.
                     /e/ Interest rate swaps and interest rate options in both
                         the trading and asset and liability management portfolios include $14.5 billion and $0.7 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $2.2 billion of intercompany hedging-related contracts.
                     /f/ Interest rate swaps and interest rate options in both
                         the trading and asset and liability management portfolios include $14.2 billion and $0.7 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $1.9 billion of intercompany hedging-related contracts.

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

                     FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
                     --------------------------------------------------------------------------------------------
                                                             JUNE 30, 1996                 DECEMBER 31, 1995
                                                     -----------------------------    ---------------------------
                                                           AVERAGE                       AVERAGE
                                                        FAIR VALUE                    FAIR VALUE
                                                           FOR THE      PERIOD END       FOR THE       PERIOD END
                     (IN MILLIONS)                   QUARTER ENDED/a/   FAIR VALUE    YEAR ENDED/a/    FAIR VALUE
                     --------------------------------------------------------------------------------------------
                     INTEREST RATE CONTRACTS
                     Interest rate swaps:
                       Assets                              $ 3,006         $ 2,731      $ 2,522           $ 2,787
                       Liabilities                          (2,709)         (2,139)      (2,258)           (2,605)
                     Futures and forward rate contracts:
                       Assets                                  358             308          319               390
                       Liabilities                            (337)           (303)        (291)             (373)
                     Written options                          (243)           (214)        (222)             (237)
                     Purchased options                         292             282          263               390
                     --------------------------------------------------------------------------------------------
                                                               367             665          333               352
                     FOREIGN EXCHANGE CONTRACTS
                     Spot, forward, and futures contracts:
                       Assets                                2,649           2,564        3,979             2,553
                       Liabilities                          (3,029)         (2,949)      (4,429)           (3,048)
                     Written options                          (394)           (329)        (431)             (355)
                     Purchased options                         324             261          403               268
                     Currency swaps:
                       Assets                                1,178           1,108        1,762             1,403
                       Liabilities                          (1,462)         (1,361)      (2,062)           (1,600)
                     --------------------------------------------------------------------------------------------
                                                              (734)           (706)        (778)             (779)
                     Stock index options and commodity
                      contracts:
                       Assets                                   18              43           13                10
                       Liabilities                             (16)            (15)          (8)               (9)
                     --------------------------------------------------------------------------------------------
                                                                  2             28            5                 1
                     --------------------------------------------------------------------------------------------
                                                              $(365)       $   (13)     $  (440)          $  (426)
                     -----------------------------------------===================================================

                     FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND
                     LIABILITY MANAGEMENT PURPOSES
                     -------------------------------------------------------------------------------------
                     (IN MILLIONS)                               JUNE 30, 1996           DECEMBER 31, 1995
                     -------------------------------------------------------------------------------------
                     INTEREST RATE CONTRACTS
                     Interest rate swaps                                 $(531)                       $ 33
                     Futures and forward rate contracts                     14                          56
                     Purchased options                                      (4)                          3
                     -------------------------------------------------------------------------------------
                                                                          (521)                         92
                     FOREIGN EXCHANGE CONTRACTS
                     Spot, forward, and futures contracts                  (35)                          -
                     Currency swaps                                          -                          47
                     -------------------------------------------------------------------------------------
                                                                           (35)                         47
                     -------------------------------------------------------------------------------------
                                                                         $(556)                       $139
                     ----------------------------------------------------=================================

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

                 TRADING-RELATED INCOME
                 ----------------------------------------------------------------------------------------------------------------
                                                             1996                       1995                    SIX MONTHS ENDED
                                                     -------------------    ----------------------------             JUNE 30
                                                      SECOND       FIRST     FOURTH     THIRD     SECOND        -----------------
                 (IN MILLIONS)                       QUARTER     QUARTER    QUARTER   QUARTER    QUARTER         1996        1995
                 ----------------------------------------------------------------------------------------------------------------
                 TRADING INCOME
                 Interest rate                          $  8        $ 12       $ 20      $ 13       $  9         $ 20        $ 34
                 Foreign exchange                         90          98         66        74         80          188         163
                 Debt instruments                         80          55         29        45         62          135          83
                 ----------------------------------------------------------------------------------------------------------------
                                                        $178        $165       $115      $132       $151         $343        $280
                 ------------------------------------============================================================================

                 OTHER TRADING-RELATED INCOME/a/
                 Interest rate                          $  7        $  6       $ 18      $  7       $  2         $ 13           5
                 Foreign exchange                          7           6          9        10          7           13           9
                 Debt instruments                         59          44         38        37         49          103          77
                 ----------------------------------------------------------------------------------------------------------------
                                                        $ 73        $ 56       $ 65      $ 54       $ 58         $129        $ 91
                 ------------------------------------============================================================================

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

                   The expected maturities and weighted average interest rates associated with BAC's asset and liability management interest rate swap portfolio at June 30, 1996 were not significantly different from those at year-end 1995.

                   SECURITIES LENDING

                   BAC has substantially divested its securities lending portfolio following its decision in 1995 to exit the institutional trust and securities services business. Securities lending transactions are conducted primarily for institutional trust customers and, at times, these customers are indemnified against various losses. All securities lending transactions are collateralized by U.S. government or federal agency securities, cash, or letters of credit with total market value equal to or in excess of the market value of the securities lent.

                   The following summarizes indemnified securities lending transactions and the associated collateral:

                                                             1996                                       1995
                                                     ----------------------         -------------------------------------------
             (IN MILLIONS)                           JUNE 30       MARCH 31          DEC. 31          SEPT. 30          JUNE 30
             ------------------------------------------------------------------------------------------------------------------
             Indemnified securities lent              $ 73          $ 134             $ 207            $ 894             $4,220
             Associated collateral                      75            135               209              909              4,321
             ------------------------------------------------------------------------------------------------------------------

NOTE 9.            Congress is currently considering several proposals that
SPECIAL DEPOSIT    would recapitalize the Savings Association Insurance Fund
ASSESSMENT         (SAIF) to 1.25% of insured deposits as prescribed by the
                   Federal Deposit Insurance Corporation Improvement Act.
                   Included in the proposals is one that would impose a one-time assessment on deposits insured by SAIF. At this time, it is not possible to predict the ultimate provisions of any final legislation or their effect on BAC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
HIGHLIGHTS
================================================================================

                  The following is a summary of second-quarter 1996 financial information for BankAmerica Corporation and subsidiaries
                  (BAC).

                  . BAC reported second-quarter 1996 earnings per share of $1.84, an increase of 18 percent from $1.56 for the same period a year ago. Net income for the second quarter of 1996 was $723 million, up 12 percent from $645 million for the second quarter of 1995.

                  . The return on average common equity was 15.42 percent, an increase of 112 basis points from the amount reported in the second quarter of 1995.

                  . Net interest income was $2,159 million, up $36 million, or 2 percent, from the amount reported for the second quarter of 1995. BAC's net interest margin for the second quarter of 1996 was 4.27 percent, down 27 basis points from the second quarter of 1995.

                  . Noninterest income increased $182 million, or 16 percent, from the second quarter of 1995. This increase included a pre-tax gain of $82 million from the previously announced sale of a Hong Kong consumer and commercial finance subsidiary.

                  . Noninterest expense decreased $56 million, or 3 percent, from the second quarter of 1995, primarily due to lower regulatory fees and related expenses attributable to reduced FDIC deposit premium assessment rates, and decreased $16 million, or 1 percent, from the first quarter of 1996.

                  . BAC's expense-to-revenue ratio decreased 69 basis points from the previous quarter to 55.14 percent.

                  . Average total loans increased $11.7 billion, or 8 percent, from the second quarter of 1995, reflecting growth primarily in the consumer loan portfolio. In addition, average deposits for the second quarter of 1996 increased $8.6 billion, or 6 percent, from the same quarter a year ago, primarily reflecting growth in foreign interest-bearing deposits.

                  . The provision for credit losses was $250 million, up $150 million from the second quarter of 1995. Net credit losses were $246 million for the second quarter of 1996, up $7 million from the first quarter of 1996, and up $116 million from the comparable quarter a year ago. Nonaccrual assets decreased $209 million, or 12 percent, between March 31, 1996 and June 30, 1996.

                  . BAC's delinquent domestic consumer loans that are 60 days or more past due decreased $79 million, an improvement of 8 percent, from March 31, 1996. The delinquent domestic consumer loan ratio also decreased 12 basis points from March 31, 1996 to 1.15 percent.

                  . In connection with BAC's ongoing efforts to return excess capital to its shareholders, BAC repurchased 5.1 million shares of its common stock during the second quarter of 1996 at an average per-share price of $75.19.

                  . On April 16, 1996, BAC redeemed all 7,250,000 outstanding shares of its 9 5/8% Cumulative Preferred Stock, Series F.

===========================================================================================================================

FINANCIAL HIGHLIGHTS
- ------------------------------------------------------------------------------------------------------------------------------
                                                          1996                        1995                   SIX MONTHS ENDED
                                                   -------------------    ------------------------------          JUNE 30
(DOLLAR AMOUNTS IN MILLIONS,                        SECOND       FIRST     FOURTH       THIRD      SECOND    -----------------
EXCEPT PER SHARE DATA)                             QUARTER     QUARTER    QUARTER     QUARTER     QUARTER     1996      1995
- ------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                                $  4,126    $  4,089   $  4,071    $  4,044    $  3,989    $  8,215    $  7,725
Interest expense                                  1,967       1,943      1,934       1,888       1,866       3,910       3,556
- ------------------------------------------------------------------------------------------------------------------------------
  Net interest income                             2,159       2,146      2,137       2,156       2,123       4,305       4,169
Provision for credit losses                         250         180        130         110         100         430         200
Noninterest income                                1,320       1,274      1,158       1,157       1,138       2,594       2,231
Noninterest expense                               1,997       2,013      1,966       1,993       2,053       4,010       4,042
- ------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                      1,232       1,227      1,199       1,210       1,108       2,459       2,158
Provision for income taxes                          509         507        495         506         463       1,016         902
- ------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                $    723    $    720   $    704    $    704    $    645    $  1,443    $  1,256
- -----------------------------------------------===============================================================================
PER SHARE DATA
Earnings per common and common
 equivalent share                              $   1.84    $   1.79   $   1.74    $   1.72    $   1.56    $   3.63    $   3.03
Earnings per common share -- assuming
 full dilution                                     1.84        1.79       1.74        1.72        1.55        3.63        3.00
Dividends declared per common share                0.54        0.54       0.46        0.46        0.46        1.08        0.92
- -------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
Book value per common share at period end      $  49.64    $  48.74    $  47.90    $  46.59    $  45.38    $  49.64    $  45.38
Common stock price range:
  High                                               80 3/8      79 1/8      68 1/2      61 1/8      55 1/4      80 3/8      55 1/4
  Low                                                69 3/4      58 3/4      57          52 1/2      48 3/8      58 3/4      39 1/2
Closing common stockprice                            75 3/4      77 1/2      64 3/4      59 7/8      52 5/8      75 3/4      52 5/8
Average number of common and common
 equivalent shares outstanding (in thousands)   368,543     372,385     374,283     376,643     376,213     370,464     375,649
Average number of common shares outstanding
  -- assuming full dilution (in thousands)      368,591     373,548     374,669     377,421     379,182     371,069     380,162
Number of common shares outstanding at period
  end (in thousands)                            359,893     364,082     367,447     369,998     372,336     359,893     372,336
- ------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END
Loans                                          $160,640    $156,155    $155,373    $151,212    $148,766    $160,640    $148,766
Total assets                                    238,841     234,243     232,446     229,926     226,599     238,841     226,599
Deposits                                        161,845     160,517     160,494     155,637     155,780     161,845     155,780
Long-term debt and subordinated capital notes    14,953      15,074      15,328      15,882      16,078      14,953      16,078
Common equity                                    17,866      17,744      17,599      17,238      16,897      17,866      16,897
Total equity                                     20,108      20,167      20,222      19,861      19,620      20,108      19,620
- ------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Expense to revenue                                55.14%      55.83%      56.58%      56.38%      59.66%      55.46%      59.73%
Rate of return (based on net income) on:
  Average common equity                           15.42       15.19       14.96       15.09       14.30       15.31       14.09
  Average total equity                            14.56       14.28       14.05       14.14       13.29       14.42       13.12
  Average total assets                             1.21        1.22        1.20        1.21        1.13        1.21        1.13
- ------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Ratio of common equity to total assets             7.48%       7.58%       7.57%       7.50%       7.46%       7.48%      7.46%
Ratio of total equity to total assets              8.42        8.61        8.70        8.64        8.66        8.42       8.66
Ratio of average total equity to average
 total assets                                      8.29        8.55        8.55        8.59        8.51        8.42       8.65
==============================================================================================================================

BUSINESS SECTORS

===================================================================================================================================

SELECTED BUSINESS SECTOR DATA
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                         SIX MONTHS ENDED JUNE 30/a/
                                            ---------------------------------------------------------------------------------------
                                                                                         U.S. CORPORATE AND
                                                        TOTAL      CONSUMER BANKING   INTERNATIONAL BANKING   MIDDLE MARKET BANKING
                                            -----------------     -----------------   ---------------------   ---------------------
(DOLLAR AMOUNTS IN MILLIONS)                  1996       1995       1996       1995      1996          1995      1996     1995
- -----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                         $4,305     $4,169     $2,751     $2,614    $  730        $  635    $  421   $  433
Provision for credit losses                    430        200        500        347       (38)            8         -       (7)
Noninterest income                           2,594      2,231      1,174        929     1,077           919       108      103
Noninterest expense                          4,010      4,042      2,320      2,332       954           902       253      254
- -----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes          2,459      2,158      1,105        864       891           644       276      289
Provision for income taxes                   1,016        902        446        354       342           252       101      105
- -----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS)                          1,443      1,256        659        510       549           392       175      184
Preferred stock dividends                       98        118         37         44        28            35         8        9
- -----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON EQUITY                            $1,345     $1,138     $  622     $  466    $  521        $  357    $  167   $  175
- --------------------------------------------=======================================================================================
SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                                     $156,241   $143,460    $81,733    $73,660   $40,878       $38,705   $18,864  $17,207
Earning assets                             200,145    184,671     82,410     74,305    70,100        64,263    18,897   17,223
Total assets                               239,069    223,258     90,552     81,567    89,921        84,122    21,463   19,603
Deposits                                   160,928    151,832     95,119     95,593    44,328        34,584     7,468    7,827
Common equity                               17,684     16,297      6,724      6,135     5,062         4,841     1,389    1,237

SELECTED FINANCIAL RATIOS
Return on average common equity              15.31%     14.09%     18.59%     15.30%    20.71%        14.89%    24.23%   28.53%
Expense to revenue/b/                        55.46      59.73      54.17      59.39     50.73         55.37     43.97    43.61
===================================================================================================================================

                        For reporting purposes, BAC segregates its operations into business or operating sectors. BAC's Vice Chairmen oversee the operations of the businesses that comprise the sectors and are responsible for each sector's financial performance. The Vice Chairmen regularly review their respective businesses to evaluate past performance and make decisions regarding the future allocation of resources. All Vice Chairmen are accountable to the Chief Executive Officer.

                        BAC determines its business sector results based on an internal management reporting system, which allocates revenues, expenses, assets, and liabilities to each business sector. Furthermore, for internal business sector monitoring, the unallocated allowance for credit losses and related provision for credit losses are assigned to the business sectors. Equity is assigned to each internal business sector on a risk-adjusted basis taking into account goodwill and tax-effected identifiable intangibles. While BAC manages its hedging activities centrally, the effects of hedging are allocated to the business sectors through a transfer pricing process. As a result, the effects of hedging interest rate risk are reflected in the appropriate business sectors.

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

===================================================================================================================================

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                              SIX MONTHS ENDED JUNE 30/a/
                                                  ---------------------------------------------------------------------------------
                                                                                 PRIVATE BANKING AND
                                                  COMMERCIAL REAL ESTATE         INVESTMENT SERVICES                OTHER
                                                  ----------------------         -------------------     --------------------------
(DOLLAR AMOUNTS IN MILLIONS)                         1996         1995             1996       1995             1996       1995
OPERATING RESULTS
Net interest income                                  $214         $237            $  90       $ 87            $  99     $  163
Provision for credit losses                           (26)        (143)              (1)         1               (5)        (6)
Noninterest income                                     17           18              196        179               22         83
Noninterest expense                                    39           56              216        207              228        291
- -----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                   218          342               71         58             (102)       (39)
Provision for income taxes                             82          135               27         21               18         35
- -----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS)                                   136          207               44         37             (120)       (74)
Preferred stock dividends                               4            6                3          3               18         21
- -----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON EQUITY                                     $132         $201            $  41       $ 34            $(138)    $  (95)
- -----------------------------------------------------==============================================================================


SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                                             $10,309      $10,029          $ 4,179     $3,570          $   278    $   289
Earning assets                                     10,311       10,029            4,273      3,674           14,154     15,177
Total assets                                       10,255        9,631            4,781      4,150           22,097     24,185
Deposits                                            2,005        1,395            6,914      5,807            5,094      6,626
Common equity                                         838          852              466        411            3,205      2,821

SELECTED FINANCIAL RATIOS
Return on average common equity                     31.62%       47.50%           17.85%     16.89%              NM         NM
Expense to revenue/b/                               24.37        25.37            71.16      72.91               NM         NM
===================================================================================================================================


/a/ For comparability purposes, both 1996 and 1995 amounts reflect BAC's business-sector allocation methodologies at June 30, 1996.
/b/ Excludes net other real estate owned expense and amortization of intangibles.

NM - Not meaningful.


                        Consumer Banking -- Consumer Banking's net income for the first half of 1996 was up $149 million, or 29 percent, from the amount for the same period last year. This increase largely reflected improved results in the California residential and consumer installment loan portfolios, and in the non-California banks, primarily Bank of America NW, National Association and Bank of America Arizona. Net interest income was up from the first half of 1995 primarily due to higher average loan balances. Noninterest income increased due to higher revenues from service charges on deposit accounts, an $82 million pre-tax gain on the sale of a Hong Kong consumer and commercial finance subsidiary, and increased gains on loan sales, reflecting the impact of the fourth-quarter 1995 adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122). The increases in net interest and noninterest income, coupled with reduced expenses, primarily FDIC assessments, resulted in an expense-to-revenue ratio of 54.17 percent for the first half of 1996, a decrease from 59.39 percent for the first half of 1995. The provision for credit losses increased $153 million primarily as a result of growth in the consumer loan portfolio. Average loan outstandings grew $8.1 billion, or 11 percent, from the first half of 1995, primarily representing growth in the residential first mortgage, manufactured housing, credit card, and auto loan portfolios.

                        U.S. Corporate and International Banking -- U.S. Corporate and International Banking's net income for the first half of 1996 increased $157 million, or 40 percent, from the amount for the same period a year ago. The increase reflected higher net interest and noninterest income levels and a reduction in the provision for credit losses, partially offset by higher noninterest expense. The increase in net interest income resulted from

================================================================================

                        higher interest recoveries and increases in average financial assets, as well as commercial and industrial and foreign loans. The reduction in the provision for credit losses was primarily a result of improved asset quality in Latin America. Noninterest income was up $158 million predominantly due to higher trading related income, venture capital distributions, and securities gains. In addition, in the second quarter of 1995, the investment in an overseas financial institution was written down by $18 million. Noninterest expense increased due to higher variable-based pay that resulted from improved performance in BAC's global capital market operations. This sector's expense-to-revenue ratio decreased 464 basis points from the first half of 1995.

                        Middle Market Banking--Middle Market Banking's net income for the first half of 1996 decreased $9 million, or 5 percent, from the first half of 1995. This decrease was primarily due to lower net interest income and an increase in the provision for credit losses from ($7) in the first half of 1995 to zero in the first half of 1996. Net interest income decreased $12 million from the first half of 1995, as continued price competition resulted in a shift from higher priced loans, such as those tied to the reference rate, to lower priced loans, such as those that are LIBOR-based. The provision for credit losses increased due to growth in the loan portfolio. Average loan outstandings increased $1.7 billion largely due to higher demand in several regions of the U.S.

                        Commercial Real Estate--Commercial Real Estate's net income for the first half of 1996 decreased $71 million, or 34 percent, from the first half of 1996, primarily due to an increase in the provision for credit losses from ($143) million in the first half of 1995 to ($26) million in the first half of 1996. Net interest income decreased $23 million from the first half of 1995 primarily due to declining interest spreads on construction and financial institution loans.

                        Private Banking and Investment Services--Private
                        Banking and Investment Services' net income increased
                        $7 million, or 17 percent, in the first half of 1996 compared to the same period a year ago. The increase primarily resulted from higher noninterest income partially offset by increased noninterest expense. Noninterest income increased due to growth in mutual fund and annuity revenues. Noninterest expense increased primarily due to higher performance-based pay.

                        Other--"Other" amounts are primarily associated with certain corporate expenses and various other support services. "Other" also includes the results from corporate liquidity management activities, along with any residual differences between actual centrally managed external hedging results and the transfer of interest rate risk hedging to the appropriate business sectors. The income and expenses related to the Institutional Trust and Securities Services (ITSS) business are included in this sector. However, the corporation had substantially divested ITSS by the end of the first quarter of 1996.

                        This sector had a net loss of $120 million in the first half of 1996, compared with a net loss of $74 million in the same period a year ago. The increased net loss was primarily attributable to lower results from corporate liquidity management activities. Partially offsetting this decrease was the recognition of a $50 million pre-tax gain associated with the divestiture of BAC's ITSS business.

RESULTS OF OPERATIONS
================================================================================

NET INTEREST           Taxable-equivalent net interest income for the second
INCOME                 quarter and the first half of 1996 was $2,160 million and
                       $4,311 million, respectively, up $30 million and $129 million from corresponding periods of 1995. These increases primarily resulted from increased earning assets and were partially offset by decreases in the net interest margin.

                       Average earning assets totaled $202.6 billion and $200.1 billion in the second quarter and first six months of 1996, respectively, up $14.5 billion and $15.5 billion from the same periods in 1995. These increases primarily reflected broad-based growth in the loan portfolio as average loans increased $11.7 billion and $12.8 billion from the second quarter and first half of 1995, respectively. In addition, average financial assets rose $2.8 billion and $2.7 billion from the second quarter and first six months of 1995, respectively.

                       BAC's net interest margin for the second quarter and first half of 1996 was 4.27 percent and 4.32 percent, respectively, down 27 and 22 basis points from the comparable periods a year ago. The yield on average earning assets decreased 34 basis points and 19 basis points from the second quarter and first six months of 1995, respectively, as interest rates on these assets decreased. The decline of the yield on interest-bearing liabilities was less than that on earning assets. This was the result of a shift in the mix of liabilities toward wholesale funds to support growth in average earning assets, while the yield on interest-bearing deposits remained essentially flat. Wholesale sources, which include foreign interest-bearing deposits and domestic purchased funds, are more costly than traditional core deposits. In addition, growth in average earning assets other than loans contributed to the decline in the margin.

                       BAC's net interest income and margin include the results of hedging with certain on- and off-balance-sheet financial instruments. In the second quarter and first six months of 1996, BAC's net interest income included approximately $10 million and $30 million, respectively, attributable to hedging with derivative instruments, compared with approximately $20 million and $40 million, respectively, in the corresponding periods of 1995. The effect of the hedging amounts on the net interest margin for both the second quarter and first half of 1996 as well as the comparable periods of 1995 was approximately 5 basis points.

===================================================================================================================================

AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                  SECOND QUARTER 1996                  SECOND QUARTER 1995
                                                           ---------------------------------    -----------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                               BALANCE/a/  INTEREST/b/   RATE/b/    BALANCE/a/  INTEREST/b/     RATE/b/
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-bearing deposits in banks                           $  5,472       $   96     7.04%     $   5,915       $  120       8.16%
Federal funds sold                                                535            7     5.43            592            9       6.11
Securities purchased under resale agreements                   11,155          176     6.34          9,691          176       7.29
Trading account assets                                         12,492          247     7.96          9,226          189       8.23
Available-for-sale securities/cd/                              10,976          214     7.85          9,566          196       8.21
Held-to-maturity securities/c/                                  4,395           82     7.41          7,186          131       7.26
Domestic loans:
  Consumer-residential first mortgages                         37,848          705     7.46         34,987          608       6.95
  Consumer-residential junior mortgages                        14,131          301     8.56         13,896          315       9.08
  Consumer-credit card                                          9,100          330    14.52          7,964          305      15.31
  Other consumer                                               17,071          421     9.92         13,596          337       9.95
  Commercial and industrial                                    32,665          629     7.75         31,149          662       8.53
  Commercial loans secured by real estate                      11,160          251     8.99         10,575          240       9.06
  Construction and development loans
    secured by real estate                                      3,052           77    10.19          3,418          105      12.33
  Financial institutions                                        3,039           32     4.24          2,271           35       6.21
  Lease financing                                               1,983           38     7.72          1,815           30       6.60
  Agricultural                                                  1,567           34     8.73          1,588           38       9.61
  Loans for purchasing or carrying securities                   1,108           18     6.70          1,348           23       6.98
  Other                                                         1,111           22     7.47          1,423           23       6.55
                                                             --------       ------               ---------       ------
    Total domestic loans                                      133,835        2,858     8.57        124,030        2,721       8.79
Foreign loans                                                  23,718          447     7.58         21,840          454       8.34
                                                             --------       ------               ---------       ------
    Total loans/d/                                            157,553        3,305     8.42        145,870        3,175       8.72
                                                             --------       ------               ---------       ------
    Total earning assets                                      202,578       $4,127     8.12        188,046       $3,996       8.52
                                                                            ======                               ======
Nonearning assets                                              41,974                               44,445
Less:  Allowance for credit losses                              3,496                                3,720
                                                             --------                             --------
      TOTAL ASSETS                                           $241,056                             $228,771
                                                             ========                             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                                $ 13,212       $   39     1.21%      $ 13,242       $   40       1.19%
  Savings                                                      13,075           66     2.04         13,636           71       2.08
  Money market                                                 27,942          220     3.16         29,079          217       3.00
  Time                                                         30,130          367     4.89         30,098          367       4.89
                                                             --------       ------                --------       ------
    Total domestic interest-bearing deposits                   84,359          692     3.30         86,055          695       3.24
Foreign interest-bearing deposits:
  Banks located in foreign countries                           13,416          192     5.77         10,671          183       6.88
  Governments and official institutions                         9,798          130     5.31          6,468           95       5.89
  Time, savings, and other                                     18,945          293     6.22         16,143          267       6.64
                                                             --------       ------                --------       ------
    Total foreign interest-bearing deposits                    42,159          615     5.86         33,282          545       6.57
                                                             --------       ------                --------       ------
    Total interest-bearing deposits                           126,518        1,307     4.15        119,337        1,240       4.17
Federal funds purchased                                         1,530           20     5.40          2,136           30       5.53
Securities sold under repurchase agreements                    12,061          176     5.88          9,127          150       6.61
Other short-term borrowings                                    13,471          208     6.21          9,864          168       6.81
Long-term debt                                                 14,819          249     6.77         15,140          266       7.06
Subordinated capital notes                                        356            7     7.83            605           12       7.63
                                                             --------       ------                --------       ------
    Total interest-bearing liabilities                        168,755       $1,967     4.69        156,209       $1,866       4.79
                                                                            ======                               ======
Domestic noninterest-bearing deposits                          34,182                               32,675
Foreign noninterest-bearing deposits                            1,612                                1,749
Other noninterest-bearing liabilities                          16,532                               18,668
                                                             --------                             --------
    Total liabilities                                         221,081                              209,301
Stockholders' equity                                           19,975                               19,470
                                                             --------                             --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $241,056                             $228,771
                                                             ========                             ========

Interest income as a percentage of average earning assets                              8.18%                                  8.52%
Interest expense as a percentage of average earning assets                            (3.91)                                 (3.98)
                                                                                       ----                                   ----
   NET INTEREST MARGIN                                                                 4.27%                                  4.54%
                                                                                       ====                                   ====
===================================================================================================================================

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average raises are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 40 percent.
/c/ Refer to table on page 27 of the Balance Sheet Review section for more detail on available-for-sale and held-to-maturity securities.
/d/  Average balances include nonaccrual assets.

=========================================================================
                        SIX MONTHS ENDED JUNE 30
- -------------------------------------------------------------------------
                 1996                                1995
- -----------------------------------    ----------------------------------
  BALANCE/a/  INTEREST/b/   RATE/b/      BALANCE/a/  INTEREST/b/  RATE/b/
- -------------------------------------------------------------------------
    $  5,735       $  213     7.45%        $  5,781       $  232    8.09%
         485           13     5.38              569           17    6.04
      10,233          331     6.51            8,927          311    7.03
      11,750          464     7.94            8.802          354    8.12
      11,198          428     7.67            9,582          367    7.70
       4,503          168     7.46            7,550          276    7.33

      37,354        1,396     7.48           34,647        1,175    6.78
      13,980          602     8.66           13,769          627    9.18
       9,021          664    14.72            7,886          600   15.21
      16,748          825     9.91           13,285          643    9.76
      32,768        1,276     7.83           30,188        1,292    8.64
      11,075          495     8.94           10,467          471    8.99

       3,107          158    10.25            3,473          200   11.60
       2,912           64     4.40            2,363           72    6.12
       1,946           64     6.65            1,803           56    6.29
       1,611           71     8.89            1,649           79    9.70
       1,173           39     6.71            1,372           48    7.02
       1,160           39     6.70            1,408           46    6.57
    --------       ------                  --------       ------
     132,855        5,694     8.60          122,310        5,309    8.72
      23,386          911     7.84           21,150          872    8.32
    --------       ------                  --------       ------
     156,241        6,604     8.48          143,460        6,181    8.66
    --------       ------                  --------       ------
     200,145       $8,221     8.24          184,671       $7,738    8.43
                   ======                                 ======
      42,445                                 42,295
       3,521                                  3,708
    --------                               --------
    $239,069                               $223,258
    ========                               ========



     $13,221       $   79     1.21%        $ 13,367       $   79    1.20%
      13,053          133     2.05           13,714          141    2.08
      27,828          437     3.15           29,718          431    2.92
      29,903          738     4.96           30,301          704    4.69
    --------       ------                  --------       ------
      84,005        1,387     3.32           87,100        1,355    3.14

      13,694          408     5.99            9,303          322    6.98
       8,844          233     5.29            6,259          184    5.92
      18,791          593     6.35           14,879          493    6.69
    --------       ------                  --------       ------
      41,329        1,234     6.00           30,441          999    6.62
    --------       ------                  --------       ------
     125,334        2,621     4.20          117,541        2,354    4.04
       1,596           42     5.32            2,297           69    6.01
      11,440          339     5.97            8,860          280    6.38
      12,619          386     6.15            8,792          300    6.87
      14,834          503     6.82           15,031          530    7.12
         475           19     7.99              605           23    7.65
    --------       ------                  --------       ------
     166,298       $3,910     4.73          153,126       $3,556    4.68
                   ======                                 ======
      33,997                                 32,612
       1,597                                  1,679
      17,049                                 16,537
    --------                               --------
     218,941                                203,954
      20,128                                 19,304
    --------                               --------
    $239,069                               $223,258
    ========                               ========
                              8.24%                                 8.43%
                             (3.92)                                (3.89)
                              ----                                  ----
                              4.32%                                 4.54%
                              ====                                  ====

================================================================================

================================================================================

NONINTEREST             Noninterest income for the second quarter and the first
INCOME                  half of 1996 increased $182 million and $363 million,
                        respectively, from the amounts reported in the comparable periods of 1995.

                        Total fees and commissions for the second quarter and first half of 1996 increased $8 million and $44 million, respectively, from the amounts reported in the corresponding periods in 1995. In the second quarter and first half of 1996, retail deposit account fees increased $30 million and $60 million, respectively, as a result of higher transaction volume. Total credit card fees increased $16 million and $20 million from the second quarter and first half of 1995, respectively, primarily due to higher credit card interchange fees from increased sales volume. The increases discussed above were partially offset by a decline in trust fees of $22 million and $37 million for the second quarter and first half of 1996, respectively. Trust fees declined due to lower fee revenue from personal trust activities and the divestiture of ITSS. Although loan fees and service charges were relatively unchanged compared to 1995 amounts, service charge revenue increased $20 million, while loan servicing fees declined $22 million over year-to-date 1995 amounts. The decline in loan servicing fees resulted from amortization expense and valuation adjustments on mortgage servicing rights recognized in connection with the fourth-quarter 1995 adoption of SFAS No. 122.

                        Trading income for the second quarter and first half of 1996 increased $27 million and $63 million, respectively, from the same periods a year ago. Improved performance in BAC's debt securities trading operations was largely attributable to a strong bond market in Europe, as well as gains on Latin American and other emerging market debt securities. For more information on the functional components of trading income, refer to
                        Note 8 of the Notes to Consolidated Financial Statements on pages 8-13.

                        Other noninterest income increased $147 million and $256 million in the second quarter and first six months of 1996, respectively, compared to the same periods a year ago. Included in the second quarter and first half of 1996 was a net gain on sales of subsidiaries and operations of $83 million and $134 million, respectively, compared with a net loss of $17 million during the comparable periods in 1995. During the second quarter of 1996, the corporation recognized a pre-tax gain of $82 million from the sale of a Hong Kong consumer and commercial finance subsidiary, while during the first quarter of 1996, there was a $50 million net pre-tax gain associated with the divestiture of BAC's ITSS business. In addition, dividends earned on investments increased $28 million and $35 million in the second quarter and first six months of 1996, respectively, compared to the same periods a year ago.

                        The $256 million increase in other noninterest income for the first half of 1996 also included an increase in the net gain on sales of assets of $55 million, primarily due to increased gains on loan sales reflecting the impact of the previously mentioned adoption of SFAS No. 122. In addition, noninterest income related to venture capital activities increased $32 million due to realized capital gains and partnership distributions. Furthermore, the net gain on available-for-sale securities increased $24 million, primarily due to the sale of Latin American debt securities and certain domestic equity securities.


================================================================================

NONINTEREST INCOME
- --------------------------------------------------------------------------------
                                                               SIX MONTHS ENDED
                                            SECOND QUARTER         JUNE 30
                                          ------------------   -----------------
(IN MILLIONS)                             1996          1995     1996       1995
- --------------------------------------------------------------------------------
FEES AND COMMISSIONS
Deposit account fees:
  Retail                                 $  258       $  228   $  509     $  449
  Commercial                                 88           95      181        191
Credit card fees:
  Membership                                  7           12       17         27
  Other                                      83           62      152        122
Trust fees:
  Corporate and employee benefit              4           15       13         29
  Personal and other                         52           63      106        127
Other fees and commissions:
  Loan fees and charges                      87           86      166        168
  Off-balance-sheet credit-related
   instrument fees                           86           83      173        168
  Financial services fees                    46           63       88         91
  Mutual fund and annuity commissions        27           20       52         39
  Other                                      87           90      174        176
- --------------------------------------------------------------------------------
                                            825          817    1,631      1,587
- --------------------------------------------------------------------------------
TRADING INCOME                              178          151      343        280
- --------------------------------------------------------------------------------
OTHER NONINTEREST INCOME
Venture capital activities                  112          103      222        190
Net gain (loss) on sales of
 subsidiaries and operations                 83          (17)     134        (17)
Net gain on sales of assets/a/               21           14       70         15
Net gain on available-for-sale securities     4            9       34         10
Other income                                 97           61      160        166
- --------------------------------------------------------------------------------
                                            317          170      620        364
- --------------------------------------------------------------------------------
                                         $1,320       $1,138   $2,594     $2,231
- -----------------------------------------=======================================

/a/ Net gain on sales of assets includes gains and losses from the disposition of loans, premises and equipment, and certain other assets.

NONINTEREST             Noninterest expense for the second quarter and first
EXPENSE                 half of 1996 decreased $56 million and $32 million
                        respectively, from the amounts reported in the corresponding periods in 1995, primarily due to lower regulatory fees and related expenses.

                        Personnel expense (salaries and employee benefits), for the second quarter and first six months of 1996 increased $2 million and $23 million, respectively, from the amounts reported in the same periods last year. Although base salary expense for the second quarter and first six months of 1996 decreased from the same periods last year, largely due to reductions in staff levels, increases in employee benefits, primarily performance-based pay and retirement program benefits, more than offset these decreases. The increase in retirement program benefits was largely attributable to amendments to BAC's employee benefit plans that became effective January 1, 1996. BAC's staff level on a full-time-equivalent (FTE) basis was approximately 78,300 at June 30, 1996, down from approximately 80,300 at June 30, 1995. FTE is a measurement equal to one full-time employee working a standard day. BAC had approximately 93,200 employees at June 30, 1996, down from approximately 95,800 at the same date a year earlier. These amounts include both full-time and part-time employees.

================================================================================

                        Regulatory fees and related expenses for the second quarter and first half of 1996 decreased $61 million and $120 million, respectively, from the comparable periods in 1995 as a result of the reduction in FDIC deposit premium assessment rates announced last year.

                        Other expense for the second quarter and first half of 1996 increased $19 million and $60 million, respectively, over the same periods last year. This growth resulted from increased expenses related to various categories.

================================================================================

NONINTEREST EXPENSE
- --------------------------------------------------------------------------------
                                                                SIX MONTHS ENDED
                                          SECOND QUARTER            JUNE 30
                                       ------------------     ------------------
(IN MILLIONS)                            1996        1995       1996        1995
- --------------------------------------------------------------------------------
Salaries                               $  814      $  842     $1,635      $1,651
Employee benefits                         213         183        415         376
Occupancy                                 186         182        376         355
Equipment                                 175         165        338         324
Amortization of intangibles                93         110        188         219
Communications                             90          91        182         177
Regulatory fees and related expenses       13          74         26         146
Other real estate owned expense           (14)         (2)        (4)          -
Other expense                             427         408        854         794
- --------------------------------------------------------------------------------
                                       $1,997      $2,053     $4,010      $4,042
- ---------------------------------------=========================================

INCOME                  The provision for income taxes was $509 million and $463
TAXES                   million for the quarters ended June 30, 1996 and 1995,
                        respectively, reflecting forecasted annual effective income tax rates of 41.3 percent and 41.8 percent, respectively.

                        For further information concerning BAC's provision for federal, state, and foreign income taxes for the most recent five quarters, refer to Note 6 of the Notes to Consolidated Financial Statements on page 8.

================================================================================

OPERATING AND           BAC's results for the second quarter and six months
FINANCIAL LEVERAGE      ended June 30, 1996, demonstrated the corporation's
                        ability to manage its operating and financial leverage.

                        Operating leverage is achieved when the rate of revenue growth exceeds that of expenses. As shown in the table below, revenue for the second quarter and six months ended June 30, 1996 increased by 7 percent and 8 percent, respectively, from the same periods in 1995, while noninterest expense decreased by 3 percent and 1 percent, respectively.

                        Financial leverage is achieved when the rates of growth in common shares outstanding and preferred dividends is below that of net income. Growth in net income for the second quarter and six months ended June 30, 1996 was 12 percent and 15 percent, respectively, compared to the same periods in 1995. As a result of BAC's stock repurchase program, the average number of fully diluted shares decreased 3 percent and 2 percent, for the second quarter and six months ended June 30, 1996, respectively, from comparable periods in 1995. Additionally, preferred dividends decreased by 20 percent and 17 percent for the second quarter and the six months ended June 30, 1996, respectively, from the same periods in the prior year.

                        By managing expenses and repurchasing and redeeming stock, as discussed above, BAC's performance resulted in increases in net income for the second quarter and six months ended June 30, 1996 of 12 percent and 15 percent, respectively, as well as increases in fully diluted earnings per share of 19 percent and 21 percent, respectively, compared to the same periods in 1995.

===================================================================================================================================

OPERATING AND FINANCIAL LEVERAGE
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                          SIX MONTHS ENDED
                                               SECOND QUARTER                                  JUNE 30
                                            ------------------      PERCENTAGE           -------------------           PERCENTAGE
(DOLLAR AMOUNTS IN MILLIONS)                  1996        1995          CHANGE               1996       1995               CHANGE
- -----------------------------------------------------------------------------------------------------------------------------------
OPERATING LEVERAGE COMPONENTS
Net interest income                       $2,159      $2,123               2%          $  4,305   $  4,169                    3%
Noninterest income                         1,320       1,138              16              2,594      2,231                   16
- -----------------------------------------------------------------------------------------------------------------------------------
  Total revenue                            3,479       3,261               7              6,899      6,400                    8
Noninterest expense                        1,997       2,053              (3)             4,010      4,042                   (1)
- -----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME/a/                          1,482       1,208              23              2,889      2,358                   23
Provision for credit losses                  250         100             150                430        200                  115
Provision for income taxes                   509         463              10              1,016        902                   13
- -----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL LEVERAGE COMPONENTS
Net income                                   723         645              12              1,443      1,256                   15
Average number of common shares
  outstanding -- assuming full dilution  368,591     379,182              (3)           371,069    380,162                   (2)
Preferred stock dividends                 $   45      $   56             (20)            $   98     $  118                  (17)
Earnings per common share --
  assuming full dilution                    1.84        1.55              19               3.63       3.00                   21
- -----------------------------------------------------------------------------------------------------------------------------------


/a/ Represents net income before the provisions for credit losses and income taxes.

BALANCE SHEET REVIEW
================================================================================

                        Interest-earning assets totaled $201 billion at June 30, 1996, up $8 billion, or 4 percent from year-end 1995. Growth in interest-earning assets, primarily the loan portfolio, trading account assets, and securities purchased under resale agreements, were funded by increases in liabilities such as short-term borrowings, foreign interest-bearing deposits, and securities sold under resale agreements.

                        Total deposits at June 30, 1996, remained essentially unchanged from December 31, 1995. However, interest-bearing deposits in foreign offices increased $3.6 billion, while domestic noninterest-bearing deposits declined $2.1 billion. The increase in foreign deposits was largely due to BAC's continued participation in certain global markets and a shift from domestic to foreign funding sources to support balance sheet growth.

                        In June 1996, The Financial Accounting Standards Board
                        (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125), which is effective for fiscal years beginning after December 31, 1996 and will be adopted by BAC effective January 1, 1997. BAC does not expect that, at adoption, SFAS No. 125 will have a material effect on its financial position or results of operations.

=================================================================================================================================

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES - AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
- ---------------------------------------------------------------------------------------------------------------------------------

                                                 SECOND QUARTER 1996                              SECOND QUARTER 1995
                                   ---------------------------------------------    ---------------------------------------------
                                                                            RATE                                             RATE
                                                                RATE    BASED ON                                 RATE    BASED ON
                                                            BASED ON   AMORTIZED                             BASED ON   AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)       BALANCE/a/ INTEREST/b/ FAIR VALUE/b/     COST/b/ BALANCE/a/ INTEREST/b/ FAIR VALUE/b/     COST/b/
- ---------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
 agency securities                 $ 1,417        $ 24          6.90%       6.83%    $1,465        $ 24          6.47%       6.41%
Mortgage-backed securities           6,108         104          6.82        6.77      4,857          84          6.96        6.93
Other domestic securities              744          11          5.93        7.00        654           8          4.95        5.51
Foreign securities                   2,707/c/       75         11.20/d/    10.55/d/   2,590/c/       80         12.37/d/    11.15/d/
- ---------------------------------------------------------------------------------------------------------------------------------
                                   $10,976        $214          7.85%       7.77%    $9,566        $196          8.21%       8.00%
- ---------------------------------------------------------------------------------------------------------------------------------
                                                      SECOND QUARTER 1996                               SECOND QUARTER 1995
                                               ---------------------------------                ---------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                   BALANCE/a/   INTEREST/b/     RATE/b/             BALANCE/a/   INTEREST/b/     RATE/b/
- ---------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government
 agency securities                              $   26           $ 1        5.74%                $  442          $  8        6.77%
Mortgage-backed securities                       2,343            45        7.57                  4,599            82        7.14
State, county, and
 municipal securities                              421             8        7.84                    439             9        8.18
Other domestic securities                          123             2        7.54                    182             4        8.50
Foreign securities                               1,482            26        7.06                  1,524            28        7.33
- ---------------------------------------------------------------------------------------------------------------------------------
                                                $4,395           $82        7.41%                $7,186          $131        7.26%
- ---------------------------------------------------------------------------------------------------------------------------------

                                                                    SIX MONTHS ENDED JUNE 30
                                  -----------------------------------------------------------------------------------------------
                                                       1996                                             1995
                                  ----------------------------------------------    ---------------------------------------------
                                                                            RATE                                             RATE
                                                                RATE    BASED ON                                 RATE    BASED ON
                                                            BASED ON   AMORTIZED                             BASED ON   AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)       BALANCE/a/ INTEREST/b/ FAIR VALUE/b/     COST/b/ BALANCE/a/ INTEREST/b/ FAIR VALUE/b/     COST/b/
- ---------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
 agency securities                  $1,427        $ 48          6.73%       6.75%    $1,664        $ 55          6.67%       6.58%
Mortgage-backed securities           6,328         214          6.77        6.78      5,022         174          6.92        6.80
Other domestic securities              733          21          5.76        6.75        603          15          5.16        5.64
Foreign securities                   2,710/c/      145         10.81/d/    10.15/d/   2,293/c/      123         10.81/d/     9.51/d/
- ---------------------------------------------------------------------------------------------------------------------------------
                                   $11,198        $428          7.67%       7.64%    $9,582        $367          7.70%       7.40%
- ---------------------------------------------------------------------------------------------------------------------------------

                                                                             SIX MONTHS ENDED JUNE 30
                                               ----------------------------------------------------------------------------------
                                                              1996                                             1995
                                               ---------------------------------                ---------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                   BALANCE/a/   INTEREST/b/     RATE/b/             BALANCE/a/   INTEREST/b/     RATE/b/
- ---------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government
 agency securities                              $   49          $  1        4.91%                $  441          $ 15        6.80%
Mortgage-backed securities                       2,390            91        7.60                  4,648           166        7.13
State, county, and
 municipal securities                              427            17        7.70                    444            18        8.16
Other domestic securities                          135             5        7.45                    185             7        7.84
Foreign securities                               1,502            54        7.25                  1,832            70        7.70
- ---------------------------------------------------------------------------------------------------------------------------------
                                                $4,503          $168        7.46%                $7,550          $276        7.33%
- ---------------------------------------------------------------------------------------------------------------------------------

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 40 percent.
/c/  Average balances include nonaccrual assets.
/d/  Rates reflect interest received on nonaccrual debt-restructuring par bonds.

CREDIT RISK MANAGEMENT
================================================================================

LOAN PORTFOLIO          Total loans at June 30, 1996 were up $5.3 billion, or 3
MANAGEMENT              percent, from year-end 1995. This growth was primarily
                        in the domestic consumer and foreign portfolios.


==================================================================================================================
LOAN OUTSTANDINGS
- ------------------------------------------------------------------------------------------------------------------
                                                          1996                                1995
                                                  ---------------------        -----------------------------------
(IN MILLIONS)                                     JUNE 30      MARCH 31        DEC. 31      SEPT. 30       JUNE 30
- ------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                    $ 38,012      $ 37,701       $ 36,572      $ 36,082      $ 35,564
  Residential junior mortgages                     14,386        13,889         13,777        14,162        14,072
  Other installment                                15,057        14,682         13,834        12,728        11,819
  Credit card                                       9,342         8,919          9,139         8,622         8,237
  Other individual lines of credit                  1,824         1,845          1,847         1,816         1,811
  Other                                               307           304            319           289           305
- ------------------------------------------------------------------------------------------------------------------
                                                   78,928        77,340         75,488        73,699        71,808
Commercial:
  Commercial and industrial                        33,097        32,193         32,745        31,896        31,436
  Loans secured by real estate                     11,410        11,052         10,975        10,776        10,717
  Construction and development loans
    secured by real estate                          2,896         3,107          3,153         3,214         3,308
  Financial institutions                            3,075         2,705          2,834         2,561         2,520
  Lease financing                                   2,019         1,941          1,927         1,910         1,840
  Agricultural                                      1,581         1,585          1,737         1,591         1,607
  Loans for purchasing or carrying securities       1,399         1,402          1,458         1,236         1,383
  Other                                             1,146         1,211          1,574         1,409         1,569
- ------------------------------------------------------------------------------------------------------------------
                                                   56,623        55,196         56,403        54,593        54,380
- ------------------------------------------------------------------------------------------------------------------
                                                  135,551       132,536        131,891       128,292       126,188
FOREIGN
Commercial and industrial                          15,958        15,183         15,003        15,314        14,948
Banks and other financial institutions              4,077         2,916          3,386         2,795         2,941
Governments and official institutions               1,015         1,334          1,020         1,077         1,131
Other                                               4,039         4,186          4,073         3,734         3,558
- ------------------------------------------------------------------------------------------------------------------
                                                   25,089        23,619         23,482        22,920        22,578
- ------------------------------------------------------------------------------------------------------------------
          TOTAL LOANS                             160,640       156,155        155,373       151,212       148,766
Less:  Allowance for credit losses                  3,495         3,496          3,554         3,655         3,695
- ------------------------------------------------------------------------------------------------------------------
                                                 $157,145      $152,659       $151,819      $147,557      $145,071
- -------------------------------------------------=================================================================

================================================================================

                        Domestic Consumer Loans -- Domestic consumer loans have grown over the last three years. The growth in domestic consumer loans for the six months ended June 30, 1996 included an increase in residential first mortgages of $1.4 billion driven by BAC's continued efforts to diversify its nationwide lending activities, particularly in the southwest, northeast, and midwest regions of the country. Continuation of this level of loan growth will depend upon both future economic conditions and customer demand. Other installment loans also increased during the six months ended June 30, 1996, primarily due to growth in manufactured housing loans in the South, reflecting strong customer demand and BAC's continued expansion in this region.

                        Delinquent domestic consumer loans at June 30, 1996 decreased $117 million from the December 31, 1995 level. The decrease is primarily due to a reduced level of delinquencies in residential first mortgages in Southern California. For information regarding BAC's domestic consumer loans by geographic area and loan type and domestic consumer loan delinquencies, refer to the tables below.

==================================================================================================================================

DOMESTIC CONSUMER LOANS BY GEOGRAPHIC AREA AND LOAN TYPE AS OF JUNE 30, 1996
- ----------------------------------------------------------------------------------------------------------------------------------

                  RESIDENTIAL       RESIDENTIAL
                        FIRST            JUNIOR        CREDIT       MANUFACTURED                            OTHER           TOTAL
(IN MILLIONS)       MORTGAGES         MORTGAGES          CARD            HOUSING           AUTO          CONSUMER        CONSUMER
- ----------------------------------------------------------------------------------------------------------------------------------
California            $27,760           $ 9,552        $4,577             $1,094         $2,246            $2,302         $47,531
Washington              1,732             1,870         1,286                327          1,342               394           6,951
Arizona                 1,285               844           315                190            538               128           3,300
Texas                     807               141           426                504            595               300           2,773
Oregon                  1,227               503           257                138            300               203           2,628
Other/a/                5,201             1,476         2,481              4,831            453             1,303          15,745
- ----------------------------------------------------------------------------------------------------------------------------------
                      $38,012           $14,386        $9,342             $7,084         $5,474            $4,630         $78,928
- ----------------------============================================================================================================

/a/ No other state individually exceeded 2 percent of total domestic consumer loans.

=================================================================================================================================

DOMESTIC CONSUMER LOAN DELINQUENCY INFORMATION/a/
- ---------------------------------------------------------------------------------------------------------------------------------

                                                                   1996                                     1995
                                                           ---------------------           --------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                               JUNE 30      MARCH 31           DEC. 31        SEPT. 30        JUNE 30
- ---------------------------------------------------------------------------------------------------------------------------------
DELINQUENT CONSUMER LOANS
Residential first mortgages                                   $535          $609            $  642            $644           $616
Residential junior mortgages                                    70            82                90              92             95
Credit card                                                    204           199               190             164            165
Other                                                           96            94               100              81             65
- ---------------------------------------------------------------------------------------------------------------------------------
                                                              $905          $984            $1,022            $981           $941
- --------------------------------------------------------------===================================================================

DELINQUENT CONSUMER LOAN RATIOS/b/
Residential first mortgages                                   1.41%         1.61%             1.76%           1.79%          1.73%
Residential junior mortgages                                  0.48          0.59              0.67            0.65           0.68
Credit card                                                   2.19          2.23              2.08            1.91           2.00
Other                                                         0.56          0.56              0.62            0.55           0.46
- ---------------------------------------------------------------------------------------------------------------------------------
                                                              1.15%         1.27%             1.36%           1.33%          1.31%
- --------------------------------------------------------------===================================================================

/a/  60 days or more past due.
/b/ Ratios represent delinquency balances expressed as a percentage of total loans for that loan category.

===================================================================================================

DOMESTIC COMMERCIAL LOANS SECURED BY REAL ESTATE BY GEOGRAPHIC AREA AND PROJECT
TYPE AT JUNE 30, 1996
- ---------------------------------------------------------------------------------------------------

                                             LIGHT     APARTMENT &
(IN MILLIONS)       OFFICE     RETAIL     INDUSTRY     CONDOMINIUM     HOTEL      OTHER       TOTAL
- ---------------------------------------------------------------------------------------------------
California          $1,409     $1,329       $1,304          $  893      $148     $  782     $ 5,865
Washington             456        347          490             456       166        453       2,368
Nevada                 152        187           83             180        86        178         866
Oregon                  46        119           70             137        45         47         464
Arizona                 61         74           55              66        69        102         427
Other/a/               392        265          126             227       233        177       1,420
- ---------------------------------------------------------------------------------------------------
                    $2,516     $2,321       $2,128          $1,959      $747     $1,739     $11,410
- --------------------===============================================================================

/a/ No other state individually exceeded 2 percent of total domestic commercial loans secured by real estate.

===================================================================================================

DOMESTIC CONSTRUCTION AND DEVELOPMENT LOANS BY GEOGRAPHIC AREA AND PROJECT TYPE AT JUNE 30, 1996
- ---------------------------------------------------------------------------------------------------

                                                   APARTMENT &              LIGHT
(IN MILLIONS)      RETAIL   OFFICE   SUBDIVISION   CONDOMINIUM   HOTEL   INDUSTRY   OTHER     TOTAL
- ---------------------------------------------------------------------------------------------------
California           $258     $324          $198          $113    $ 76       $ 60    $ 72    $1,101
Washington             97       70           216            75      12         21      72       563
Nevada                 41       32            55            61      25         17      77       308
Pennsylvania            -      182             -             -       -          -       -       182
Arizona                23        3            50            53       -          3      25       157
Florida               106        -             -             7       -          -       -       113
Oregon                 39       14             2            35       6          -      15       111
Texas                  28        1            25            39       -          1      11       105
Other/a/              115       13            32            51       1          7      37       256
- ---------------------------------------------------------------------------------------------------
                     $707     $639          $578          $434    $120       $109    $309    $2,896
- ---------------------==============================================================================

/a/ No other state individually exceeded 2 percent of total domestic construction and development loans.

================================================================================

                   Foreign Loans -- Total foreign loans increased $1.6 billion, or 7 percent, between year-end 1995 and June 30, 1996. This growth is primarily in the commercial and industrial portfolio as well as the banks and other financial
                   institutions portfolio. In particular, loans to new customers in Asia and Canada grew by approximately $1.3 billion.
- --------------------------------------------------------------------------------

EMERGING MARKET    In connection with its effort to maintain a diversified
                   portfolio, BAC limits its exposure to BAC monitors its exposure to economies that are considered emerging markets.
                   As indicated in the table below, at June 30, 1996, BAC's emerging market exposure totaled $9,909 million, of 4 percent of total assets, compared to $8,843 million, or 4 percent, at year-end 1995. This exposure represents loans, restructured debt, which is included in the securities portfolios, and other monetary assets. BAC's investments in emerging markets are predominantly concentrated in Latin America and Asia. As developing countries in these regions improve their infrastructure and regional trade capabilities, BAC expects to continue to expand its investment in these regions.

================================================================================

EMERGING MARKET EXPOSURE

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                    JUNE 30, 1996
             ----------------------------------------------------------------------------------------------------------------------
                               LOANS           AVAILABLE-FOR-SALE SECURITIES/a/  HELD-TO-MATURITY SECURITIES/a/         OTHER/b/
                          ------------------   --------------------------------  ------------------------------      --------------
                                                                                                                             MEDIUM-
                                                                                                                                 AND
                          SHORT-  MEDIUM-AND                                                                           SHORT-  LONG-
(IN MILLIONS)  TOTAL/C/   TERM     LONG-TERM    COLLATERALIZED  UNCOLLATERALIZED  COLLATERALIZED  UNCOLLATERALIZED       TERM   TERM
- ------------------------------------------------------------------------------------------------------------------------------------

Mexico        $2,562      $  249      $  568/d/           $306               $17           $ 856              $138      $ 415   $ 13
Brazil         1,334         536          11                 5                10               -                19        735     18
India            987          76          70                 -                 -               -                 -        838      3
Argentina        969         235          30                 -                 2               -                44        623     35
Chile            836         175         167                 -                 -               -                 -        409     85
China            558         233          22                 -                 -               -                 -        278     25
Indonesia        533         282          23                 -                 -               -                 -        228      -
Philippines      506          69          18                20                32               -                 -        353     14
Colombia         383         122         193                 -                 -               -                 5         63      -
Venezuela        378           6           8                26                 -             302                 7         10     19
Pakistan         259          16           8                 -                 -               -                 -        235      -
Other/e/         604          65         134               131                 -               -                 -        273      1
- ------------------------------------------------------------------------------------------------------------------------------------
              $9,909      $2,064/f/   $1,252/f/           $488/g/            $61/g/       $1,158/h/           $213/h/  $4,460   $213
====================================================================================================================================

/a/ Represents medium- and long-term exposure.
/b/ Includes the following assets, primarily in U.S. dollars, with borrowers or customers in a foreign country: accrued interest receivable, acceptances, interest-bearing deposits with other banks, trading account assets, other interest-earning investments, and other monetary assets.
/c/ Excludes local currency outstandings that were funded by local currency borrowings as follows: $33 million for Mexico, $52 million for Brazil, $278 million for India, $9 million for Argentina, $146 million for Chile, $98 million for Indonesia, $30 million for Philippines, $10 million for Venezuela, and $111 for Pakistan.
/d/ Includes a $30 million loan that is collateralized by zero-coupon U.S.
    Treasury securities.
/e/ No other country individually exceeded 2 percent of total emerging market exposure.
/f/ Total loans include nonaccrual loans of $14 million.
/g/ Total available-for-sale securities includes $6 million of nonaccrual debt-restructuring bonds.
/h/ Total fair value of held-to-maturity securities was approximately
    $1 billion.

================================================================================

ALLOWANCE           The allowance for credit losses at June 30, 1996 was $3,495
FOR CREDIT LOSSES   million, or 2.18 percent of loans outstanding, compared with
                    $3,554 million, or 2.29 percent, at December 31, 1995. In addition, BAC's ratio of the allowance for credit losses to total nonaccrual assets was 235 percent at June 30, 1996, up from 188 percent at December 31, 1995.

                    Management develops the allowance for credit losses using a "building block approach" for various portfolio segments. Significant loans, particularly those considered to be impaired, are individually analyzed, while other loans are analyzed by portfolio segment. In establishing the allowance for the portfolio segments, credit officers include results obtained from statistical models using historical loan performance data. While management has allocated the allowance to various portfolio segments, it is general in nature and is available for the loan portfolio in its entirety.

================================================================================

COMPOSITION OF ALLOWANCE FOR CREDIT LOSSES
- --------------------------------------------------------------------------------
                                            1996             1995
                                        ----------------------------------------
(IN MILLIONS)                           JUNE 30 MARCH 31 DEC.31 SEPT. 30 JUNE 30
- --------------------------------------------------------------------------------
Special mention and classified:
  Historical loss experience component   $  406   $  471 $  506  $   483  $  472
  Credit management allocated component     398      380    377      439     410
- --------------------------------------------------------------------------------
    Total special mention and classified    804      851    883      922     882

Other:
  Domestic consumer                       1,333    1,288  1,247    1,189   1,143
  Domestic commercial                       240      237    229      231     219
  Foreign                                   283      283    300      317     331
- --------------------------------------------------------------------------------
    Total allocated                       2,660    2,659  2,659    2,659   2,575

Unallocated                                 835      837    895      996   1,120
- --------------------------------------------------------------------------------
                                         $3,495   $3,496 $3,554   $3,655  $3,695
- -----------------------------------------=======================================

                    Total net credit losses for the second quarter and first six months of 1996 increased $116 million and $278 million, respectively, from the same periods a year ago. Domestic commercial net credit losses increased $43 million and $110 million from the 1995 amounts, primarily in the commercial and industrial portfolio and the financial institutions portfolio. Domestic consumer net credit losses increased $49 million and $104 million from the 1995 amounts due to growth in the consumer portfolio, primarily in the other consumer and credit card categories. In the foreign portfolio, there were net credit recoveries in both the second quarter and first six months of 1996. However, foreign net credit recoveries were lower in the second quarter and first half of 1996 by $24 million and $64 million, respectively.

======================================================================================================

QUARTERLY CREDIT LOSS EXPERIENCE
- ------------------------------------------------------------------------------------------------------
                                        1996                   1995                  SIX MONTHS ENDED
                                ------------------------------------------------         JUNE 30
                                 SECOND     FIRST    FOURTH     THIRD     SECOND    ------------------
(DOLLAR AMOUNTS IN MILLIONS)    QUARTER   QUARTER   QUARTER   QUARTER    QUARTER    1996       1995
- ------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period     $3,496    $3,554    $3,655    $3,695     $3,725   $3,554     $3,690
CREDIT LOSSES
Domestic consumer:
  Residential first mortgages        12        11        12        12         11       23         25
  Residential junior mortgages       16        20        19        19         19       36         36
  Credit card                       117       113       100       101         99      230        185
  Other consumer                    104        98        83        61         54      202        108
Domestic commercial:
  Commercial and industrial          50        40        82        19         20       90         38
  Loans secured by real estate        2        12        10         7         24       14         33
  Construction and development
   loans secured by real estate      16        26         6         8         11       42         22
  Financial institutions             23        23         -         1          -       46          -
  Lease financing                     -         -         1         -          -        -          -
  Agricultural                        1         -         -         -          1        1          3
  Loans for purchasing or
   carrying securities                -         -         5         -          -        -          -
Foreign                               2         4        13        27        (26)/a/    6        (25)/a/
- ------------------------------------------------------------------------------------------------------
    Total credit losses             343       347       331       255        213      690        425

CREDIT LOSS RECOVERIES
Domestic consumer:
  Residential first mortgages         -         -         -         -          1        -          1
  Residential junior mortgages        4         4         4         3          5        8          9
  Credit card                         9        10         7        10         12       19         24
  Other consumer                     41        37        28        18         19       78         38
Domestic commercial:
  Commercial and industrial          21        28        22        13         16       49         48
  Loans secured by real estate        2         4         6         3          4        6          7
  Construction and development
   loans secured by real estate       3         6         3        41         14        9         22
  Financial institutions              -         2         1         2          2        2          2
  Lease financing                     1         1         -         1          1        2          3
  Agricultural                        3         -         2         2          1        3          3
  Loans for purchasing or
   carrying securities                1         -         -         -          -        1          -
Foreign                              12        16        27        11          8       28         61
- -----------------------------------------------------------------------------------------------------
    Total credit loss recoveries     97       108       100       104         83      205        218
- -----------------------------------------------------------------------------------------------------
      Total net credit losses       246       239       231       151        130      485        207

Provision for credit losses         250       180       130       110        100      430        200
Allowance related to
 mergers and acquisitions             -         -         -         -          -        -          3/b/
Other net additions (deductions)     (5)        1         -         1          -       (4)         9
- -----------------------------------------------------------------------------------------------------
        BALANCE, END OF PERIOD   $3,495    $3,496    $3,554    $3,655     $3,695   $3,495     $3,695
- ---------------------------------====================================================================

ANNUALIZED RATIO OF NET
 CREDIT LOSSES (RECOVERIES)
 TO AVERAGE LOAN OUTSTANDINGS
Domestic consumer:
  Residential first mortgages      0.13%     0.11%     0.13%     0.13%      0.12%    0.12%      0.14%
  Residential junior mortgages     0.33      0.48      0.41      0.45       0.42     0.40       0.40
  Credit card                      4.76      4.62      4.20      4.28       4.41     4.69       4.13
  Other consumer                   1.48      1.49      1.40      1.20       1.01     1.48       1.05
Domestic commercial:
  Commercial and industrial        0.34      0.15      0.76      0.07       0.06     0.25      (0.06)
  Loans secured by real estate        -      0.29      0.13      0.16       0.74     0.15       0.49
  Construction and
   development loans secured
   by real estate                  1.80      2.46      0.40     (3.97)     (0.36)    2.13      (0.01)
  Financial institutions           2.93      3.08     (0.10)    (0.26)     (0.31)    3.06      (0.17)
  Lease financing                 (0.18)    (0.16)     0.03     (0.17)     (0.16)   (0.17)     (0.26)
  Agricultural                    (0.19)        -     (0.31)    (0.42)         -    (0.24)     (0.10)
  Loans for purchasing or
   carrying securities            (0.27)        -      1.50         -          -    (0.13)         -
    Total domestic                 0.77      0.76      0.75      0.42       0.53     0.77       0.48
Foreign                           (0.17)    (0.21)    (0.26)     0.29      (0.62)   (0.19)     (0.82)
  TOTAL                            0.63      0.62      0.60      0.40       0.36     0.62       0.29
RATIO OF ALLOWANCE TO
 LOANS AT QUARTER END              2.18      2.24      2.29      2.42       2.48     2.18       2.48
EARNINGS COVERAGE OF NET
 CREDIT LOSSES/c/                  6.03x     5.89x     5.77x     8.75x      9.25x    5.96%     11.37%
=====================================================================================================

/a/ Represents an allocated transfer risk reserve adjustment.
/b/ Represents the addition of consumation date allowance for credit losses of
    Arbor National Holdings, Inc.
/c/ Earnings coverage of net credit losses is calculated as income before income taxes plus the provision for credit losses as a multiple of net credit losses.

================================================================================

NONPERFORMING     Total nonaccrual assets decreased $403 million, or 21 percent,
ASSETS            between year-end 1995 and June 30, 1996. This decrease
                  reflected improvements in most segments of the loan portfolio, particularly in construction and development loans secured by real estate and in commercial and industrial loans. These improvements resulted primarily from full or partial payments on nonaccrual loans, and, to a lesser degree, charge-offs, the return of certain nonaccrual loans to accrual status, and sales of nonaccrual loans.

                  The improvement in BAC's credit quality during the first six months of 1996 was also reflected in BAC's nonperforming asset ratios. At June 30, 1996, the ratio of nonaccrual loans to total loans was 0.93 percent, down from 1.22 percent at December 31, 1995. In addition, the ratio of nonperforming assets (comprised of nonaccrual assets and other real estate owned) to total assets declined 22 basis points from year-end 1995 to 0.81 percent at June 30, 1996.

                  For further information concerning nonaccrual assets, refer to the tables below and on pages 35 and 36.

================================================================================

ANALYSIS OF CHANGE IN NONACCRUAL ASSETS
- ---------------------------------------------------------------------------------------------
                                              1996                          1995
                                      --------------------  ---------------------------------
                                       SECOND       FIRST      FOURTH       THIRD      SECOND
(IN MILLIONS)                         QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
- ---------------------------------------------------------------------------------------------
Balance, beginning of quarter         $1,697      $1,891      $1,855      $1,962       $1,935

Additions:
  Loans placed on nonaccrual status      129         191         532         392          333
Deductions:
  Sales                                  (26)        (67)        (21)         (8)          (1)
  Restored to accrual status             (37)        (60)        (70)       (151)         (86)
  Foreclosures                            (6)        (11)        (32)        (55)         (11)
  Charge-offs                            (77)        (90)        (92)        (35)         (42)
  Other, primarily payments             (192)       (157)       (281)       (250)        (166)
- ---------------------------------------------------------------------------------------------
    BALANCE, END OF QUARTER           $1,488      $1,697      $1,891      $1,855       $1,962
- --------------------------------------=======================================================

===============================================================================================================================

NONACCRUAL ASSETS, RESTRUCTURED LOANS, AND LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
- ------------------------------------------------------------------------------------------------------------------------------
                                                                              1996                         1995
                                                                       --------------------    --------------------------------
(IN MILLIONS)                                                          JUNE 30    MARCH 31     DEC. 31    SEPT. 30     JUNE 30
- ------------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS

Domestic consumer loans:
  Residential first mortgages                                           $  272      $  301      $  311      $  314      $  310
  Residential junior mortgages                                              66          69          72          67          67
  Other consumer                                                             4           3           2           3           4
Domestic commercial loans:
  Commercial and industrial                                                381         457         511         612         576
  Loans secured by real estate                                             245         251         280         329         336
  Construction and development loans secured by real estate                346         417         495         304         451
  Financial institutions                                                     4          25          46           2           3
  Lease financing                                                            3           -           -           1           1
  Agricultural                                                              34          33          29          35          32
- ------------------------------------------------------------------------------------------------------------------------------
                                                                         1,355       1,556       1,746       1,667       1,780

Foreign loans, primarily commercial                                        130         138         142         185         182

Other interest-bearing assets                                                3           3           3           3           -
- ------------------------------------------------------------------------------------------------------------------------------
                                                                        $1,488/a/   $1,697/a/   $1,891/a/   $1,855/a/   $1,962/a/
- ------------------------------------------------------------------------======================================================

RESTRUCTURED LOANS

Domestic commercial:
  Commercial and industrial                                             $   29      $   29      $   78      $   78      $   72
  Loans secured by real estate                                              55          60          18          19          16
  Construction and development loans secured by real estate                 15           1          15           3           1
  Agricultural                                                               -           -           1           1           9
- ------------------------------------------------------------------------------------------------------------------------------
                                                                            99          90         112         101          98
Foreign/b/                                                                   4           1           1           1           1
- ------------------------------------------------------------------------------------------------------------------------------
                                                                        $  103      $   91      $  113      $  102      $   99
- ------------------------------------------------------------------------======================================================

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST

Domestic consumer:
  Residential first mortgages                                           $  133      $  163      $  180      $  181      $  172
  Residential junior mortgages                                               5           8          12          19           7
  Other consumer                                                           173         165         162         141         142
Domestic commercial:
  Commercial and industrial                                                 31          10          20          30          65
  Loans secured by real estate                                               5           8           1          62          19
  Construction and development loans secured by real estate                 21           -           -           4          33
  Financial institutions                                                    21           1          16           1          19
  Lease financing                                                            -           1           1           -           -
  Agricultural                                                               -           -           -           -           1
- ------------------------------------------------------------------------------------------------------------------------------
                                                                           389         356         392         438         458
Foreign                                                                      -           4          19           1           1
- ------------------------------------------------------------------------------------------------------------------------------
                                                                        $  389      $  360      $  411      $  439      $  459
- ------------------------------------------------------------------------======================================================

/a/ Excludes certain nonaccrual debt-restructuring par bonds and other instruments that were included in available-for-sale and held-to-maturity securities of $6 million at June 30, 1996, $5 million at March 31, 1996, $62 million at December 31, 1995, $189 million at September 30, 1995, and $296 million at June 30, 1995.

/b/ Excludes debt restructurings with countries that have experienced liquidity problems of $1.6 billion at June 30, 1996, $1.6 billion at March 31, 1996, $1.6 billion at December 31, 1995, $1.9 billion at September 30, 1995, and $2.1 billion at June 30, 1995. The majority of these instruments were classified as either available-for-sale or held-to-maturity securities.

===============================================================================================================================

INTEREST INCOME FOREGONE ON NONACCRUAL ASSETS
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                               SIX MONTHS ENDED
(IN MILLIONS)                                                                                                     JUNE 30, 1996
- -------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Interest income that would have been recognized had the assets
  performed in accordance with their original terms                                                                        $132
Less:  Interest income included in the results of operations                                                                 40
- -------------------------------------------------------------------------------------------------------------------------------
  Domestic interest income foregone                                                                                          92

FOREIGN
Interest income that would have been recognized had the assets
  performed in accordance with their original terms                                                                          14
Less:  Interest income included in the results of operations                                                                  7
- -------------------------------------------------------------------------------------------------------------------------------
Foreign interest income foregone                                                                                              7
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            $99
- ----------------------------------------------------------------------------------------------------------------------------===

===============================================================================================================================

CASH INTEREST PAYMENTS ON NONACCRUAL ASSETS BY LOAN TYPE/a/
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          SIX MONTHS ENDED
                                                     JUNE 30, 1996                                         JUNE 30, 1996
                                 ------------------------------------------------------------  -------------------------------------
                                                                                                                    CASH INTEREST
                                                                                                                  PAYMENTS APPLIED
                                                          CUMULATIVE                BOOK AS A     AVERAGE --------------------------
                              CONTRACTUAL                   INTEREST  NONACCRUAL   PERCENTAGE  NONACCRUAL        AS
(DOLLAR AMOUNTS                 PRINCIPAL   CUMULATIVE       APPLIED        BOOK           OF        BOOK  INTEREST
 IN MILLIONS)                     BALANCE  CHARGE-OFFS  TO PRINCIPAL     BALANCE  CONTRACTUAL     BALANCE    INCOME  OTHER/b/  TOTAL

- ------------------------------------------------------------------------------------------------------------------------------------

DOMESTIC

Consumer:
  Residential first
   mortgages                       $  275       $    2          $  1      $  272           99%     $  293       $ 6       $ 1    $ 7
  Residential junior
   mortgages                           69            3             -          66           96          69         3         -      3
  Other consumer                       11            5             2           4           32           2         -         1      1

Commercial:
  Commercial and industrial           780          309            90         381           49         452        13        14     27
  Loans secured by real
   estate                             382          112            25         245           64         257         7         4     11
  Construction and
   development loans secured
   by real estate                     506          136            24         346           68         420         8        10     18
  Financial institutions               61           54             3           4            6          25         -         -      -
  Lease financing                       3            -             -           3          100           1         -         -      -
  Agricultural                         49            9             6          34           68          33         3         1      4
- ------------------------------------------------------------------------------------------------------------------------------------
                                    2,136          630           151       1,355           63       1,552        40        31     71

FOREIGN, PRIMARILY COMMERCIAL         266          108            25         133           50         137         7         8     15
- ------------------------------------------------------------------------------------------------------------------------------------
                                   $2,402         $738          $176      $1,488           62%     $1,689       $47       $39    $86
- -----------------------------------=================================================================================================

CASH YIELD ON AVERAGE TOTAL NONACCRUAL BOOK BALANCE                                                                           10.14%
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

FOREIGN EXCHANGE AND DERIVATIVE CONTRACTS
================================================================================

                   BAC uses foreign exchange and derivatives contracts in both its trading and its asset and liability management activities. Foreign exchange and derivatives contracts include swaps, futures, forwards, and option contracts, all of which derive their value from underlying interest rates, foreign exchange rates, commodity values, or equity instruments. Certain transactions involve standardized contracts executed on organized exchanges, while others are negotiated over the counter, with the terms tailored to meet the needs of BAC and its customers.

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

                   As an end user, BAC employs foreign exchange and derivatives contracts to hedge interest rate risk in connection with its own asset and liability management activities. More specifically, BAC primarily uses interest rate derivatives instruments to manage the interest rate risk associated with its assets and liabilities, including residential loans, long-term debt, and deposits.

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


                   Net Interest Rate Risk Position (plot point graph in non-Edgar version)
                   (in billions of dollars)          12/31/91    12/31/92    12/31/93    12/31/94    12/31/95    6/30/96
                   Net Interest Rate Risk Position   $ (8.1)     $ (6.9)     $ 1.0       $ (2.8)     $ 0.0       $ (3.3)

                   Graph indicates the composite net asset (+) or net liability (-) repricing position measured across the entire maturity mismatch profile and expressed as a one-year mismatch position bearing the same aggregate level of risk.

                   For example, a six-month gap of $200 million is treated as having approximately the same economic risk as a one-year gap of $100 million. As shown in the graph above, BAC's net one-year position has been essentially balanced throughout the last five years.

                   Gap mismatches result from timing differences in the repricing of assets, liabilities, and off-balance-sheet financial instruments. Expected interest rate sensitivity of individual categories of U.S. dollar-denominated assets and liabilities as of June 30, 1996 is shown in the table on page 39.

===============================================================================================================================
U.S. DOLLAR DENOMINATED INTEREST RATE SENSITIVITY BY REPRICING OR MATURITY DATES
- -------------------------------------------------------------------------------------------------------------------------------
                                                                        JUNE 30, 1996
                                       ----------------------------------------------------------------------------------------
                                                              (GREATER THAN)        (GREATER THAN)       OVER
(IN BILLIONS)                                0-6 MONTHS       6-12 MONTHS           1-5 YEARS         5 YEARS         TOTAL
- -------------------------------------------------------------------------------------------------------------------------------
DOMESTIC ASSETS
Federal funds sold and
 securities purchased under resale
  agreements                                    $   1.6            $   --              $   --          $   --      $    1.6
Trading account securities                          1.7                --                  --              --           1.7
Loans:
  Prime indexed                                    16.8                --                  --              --          16.8
  Adjustable rate residential first
   mortgages                                        8.8               4.8                 6.8             4.6          25.0
  Other loans, net                                 44.6               6.7                18.8            11.9          82.0
Other assets                                       18.1               0.6                12.5             9.9          41.1
- -------------------------------------------------------------------------------------------------------------------------------
     DOMESTIC ASSETS                               91.6              12.1                38.1            26.4         168.2
- -------------------------------------------------------------------------------------------------------------------------------

DOMESTIC LIABILITIES AND
 STOCKHOLDERS' EQUITY
Domestic deposits                                 (62.7)            (10.2)              (23.0)          (18.6)       (114.5)
Other short-term borrowings                       (10.1)             (1.5)               (0.3)             --         (11.9)
Long-term debt and subordinated
 capital notes                                     (6.2)             (0.5)               (3.3)           (4.9)        (14.9)
Other liabilities and stockholders'
 equity                                           (12.1)             (0.6)               (9.8)          (16.7)        (39.2)
- -------------------------------------------------------------------------------------------------------------------------------
  Domestic Liabilities and
    Stockholders' Equity                          (91.1)            (12.8)              (36.4)          (40.2)       (180.5)

OFFSHORE FUNDING BOOKS, NET                        (1.7)              0.2                 0.4             1.1            --
- -------------------------------------------------------------------------------------------------------------------------------
  Core Gap Before Risk Management
   Positions                                       (1.2)             (0.5)                2.1           (12.7)        (12.3)
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE RISK MANAGEMENT
  POSITIONS
- -------------------------------------------------------------------------------------------------------------------------------
Investment securities/a/                            1.4               1.1                 4.2             5.6          12.3
Off-balance-sheet financial
 instruments/b/                                    (0.5)             (1.5)               (4.7)            6.7            --
- -------------------------------------------------------------------------------------------------------------------------------
  Total Interest Rate Risk
   Management Positions                             0.9              (0.4)               (0.5)           12.3          12.3
- -------------------------------------------------------------------------------------------------------------------------------
    Net Gap                                        (0.3)             (0.9)                1.6            (0.4)           --
- -------------------------------------------------------------------------------------------------------------------------------
      Cumulative Gap                            $  (0.3)           $ (1.2)             $  0.4          $   --      $     --
- -------------------------------------------------------------------------------------------------------------------------------

/a/ Available-for-sale and held-to-maturity securities.
/b/ Represents the repricing effect of off-balance-sheet positions, which include interest rate swaps, futures contracts, and similar agreements.

                  At June 30, 1996, BAC had a "core" imbalance before risk management positions as liabilities and equity exceeded assets by approximately $12 billion. BAC's risk management activities eliminated this imbalance while containing the size of net gap mismatches in individual repricing periods. Investment securities and "received fixed" swaps essentially neutralized core gaps beyond five years.

FUNDING AND CAPITAL
===============================================================================

LIQUIDITY               BAC's liquid assets consist of cash and due from banks,
REVIEW                  interest bearing deposits in banks, federal funds sold,
                        securities purchased under resale agreements, trading
                        account assets, and available-for-sale securities. At
                        June 30, 1996, liquid assets totaled $48.5 billion, an
                        increase of $1.2 billion or 3 percent, from $47.3
                        billion at December 31,1995.
- -------------------------------------------------------------------------------

CAPITAL                 At June 30, 1996, total stockholders' equity totaled
MANAGEMENT              $20.1 billion, a decrease of $0.1 billion from year-end
                        1995. This decrease is primarily due to a $0.4 billion decline in preferred stock offset by an increase of $0.3 billion in common equity.

                        The decline in BAC's preferred stock of $381 million resulted from the redemptions of all 400,000 outstanding shares of its 11% Preferred Stock, Series J, on March 31, 1996 and all 7,250,000 outstanding shares of its 9 5/8 % Cumulative Preferred Stock, Series F, on
                        April 16, 1996. For additional information regarding preferred stock, refer to Note 5 of the Notes to Consolidated Financial Statements on page 7.

                        Common equity increased by $952 million during the first six months of 1996 due to earnings net of common and preferred stock dividends. BAC continued its efforts to return excess capital to its shareholders by repurchasing 5.1 million shares of its common stock during the second quarter of 1996 at an average per-share price of $75.19, which reduced common equity by $385 million. The shares were repurchased on the open market over 55 trading days and represented approximately 8 percent of the total volume of BAC common stock traded on those days. Year-to-date repurchases of common stock totaled 9.8 million shares at an average per-share price of $71.89 which reduced common equity by $701 million. For additional information regarding the stock repurchase program, refer to Note 4 of the Notes to Consolidated Financial Statements on page 7.

                        BAC's risk-based capital ratios continued to exceed regulatory guidelines for "well-capitalized" status. BAC's total risk-based capital ratio and Tier 1 risk-based capital ratio decreased 21 basis points and 18 basis points, respectively, between December 31, 1995 and June 30, 1996. This decrease primarily resulted from an increase in total risk-weighted assets, in particular, standby letters of credit, loans, and trading account assets. During the redemption and repurchase period associated with the common and preferred stock buyback programs, BAC's targeted Tier 1 risk-based capital ratio is approximately 7.3 percent. However, the achievement of this objective is necessarily uncertain and there is a risk that actual results may differ materially due to a variety of factors. BAC's Tier 1 leverage ratio was 6.75 percent at June 30, 1996, compared with 6.92 percent at December 31, 1995.

============================================================================================================================

RISK-BASED CAPITAL, RISK, WEIGHTED ASSETS, AND RISK-BASED CAPITAL RATIOS
- ----------------------------------------------------------------------------------------------------------------------------
                                                1996                                                 1995
                                        -------------------------          -------------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)             JUNE 30        MARCH 31                  DEC. 31         SEPT. 30          JUNE 30
- ----------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL
Common stockholders' equity               $ 17,945      $ 17,800                  $17,598          $17,289         $16,966
Qualified perpetual
  preferred stock                            2,242         2,242                    2,623            2,623           2,723
Less: Goodwill, nongrandfathered
  core deposit other identifiable
  intangibles, and other decuctions         (5,068)       (5,114)                  (5,230)          (5,352)         (5,409)
- ----------------------------------------------------------------------------------------------------------------------------
   Tier 1 capital                           15,119        14,928                   14,991            14,560         14,280

Eligible portion of the
 allowance for credit
 losses                                      2,651         2,571                   2, 566             2,526          2,506
Hybrid capital instruments                     142           214                      214               214            264
Subordinated notes and
 debentures                                  6,072         5,934                    5,798             5,865          5,717
Less:  Other deductions                       (164)         (135)                    (153)             (148)          (142)
- ----------------------------------------------------------------------------------------------------------------------------
  Tier 2 capital                             8,701         8,584                    8,425             8,457          8,345
- ----------------------------------------------------------------------------------------------------------------------------
  TOTAL                                     23,820        23,512                   23,416            23,017         22,625
- ----------------------------------------------------------------------------------------------------------------------------
Less: Investment in
 unconsolidated
 subsidiaries/b/                               (48)          (47)                       -                 -              -
- ----------------------------------------------------------------------------------------------------------------------------
  TOTAL RISK-BASED CAPITAL                $ 23,772      $ 23,465                 $ 23,416          $ 23,017       $ 22,625
- ------------------------------------------==================================================================================
Risk-Weighted Assets
Balance sheet assets:
 Trading account assets                   $  5,289      $  3,771                 $  3,506          $  3,457       $  3,384
 Available-for-sale and
  held-to-maturity
  securities                                 4,769         5,029                    5,007             5,238          5,314
 Loans                                     135,403       132,256                  132,504           128,826        126,437
 Other assets                               16,314        17,667                   16,725            17,026         17,929
- ----------------------------------------------------------------------------------------------------------------------------
  Total balance sheet assets               161,775       158,723                  157,742           154,547        153,064
- ----------------------------------------------------------------------------------------------------------------------------
Off-balance-sheet items:
 Unused commitments                         26,485        24,991                   26,268            25,269         24,577
 Standby letters of credit                  15,832        13,675                   12,888            13,138         12,675
 Foreign exchange and
  derivatives contracts                      4,425         4,617                    4,530             4,927          5,543
 Other                                       2,390         2,474                    2,567             2,783          3,190
- ----------------------------------------------------------------------------------------------------------------------------
  Total off-balance-sheet
   items                                    49,132        45,757                   46,253            46,117         45,985
- ----------------------------------------------------------------------------------------------------------------------------
   Total Risk-Weighted
    Assets                                $210,907      $204,480                 $203,995          $200,664       $199,049
- ------------------------------------------==================================================================================

RISK-BASED CAPITAL
 RATIOS
 TIER 1 CAPITAL RATIO                         7.17%         7.30%                    7.35%             7.26%          7.17%
- ----------------------------------------------------------------------------------------------------------------------------
 TOTAL CAPITAL RATIO                         11.27%        11.48%                   11.48%            11.47%         11.37%
- ----------------------------------------------------------------------------------------------------------------------------
TIER 1 LEVERAGE RATIO                         6.75%         6.77%                    6.92%             6.80%          6.68%
- ------------------------------------------==================================================================================
/a/ Includes nongrandfathered CDI and other identifiable intangibles acquired after February 19, 1992 of $814 million and
    $72 million, respectively, at June 30, 1996, $830 million and $75 million, respectively, at March 31, 1996, $856 million and $78 million, respectively, at December 31, 1995, $877 million and $90 million, respectively, at September 30, 1995, and $897 million and $93 million, respectively, at June 30, 1995. Also includes $9 million, $1 million, $24 million, and $24 million, at March
    31, 1996, December 31, 1995, September 30, 1995, and June 30, 1995, respectively, of the excess of the net book value over 90 percent of the fair value of mortgage servicing rights and credit card intangibles. There was no such excess amount at June 30,
    1996.

/b/ Reflects the Federal Reserve Board's adoption of the Office of the Comptroller of the Currency's treatment of investment in unconsolidated subsidiaries. In prior periods,half of the amount for each respective period was included in other deductions from Tier 1 Capital and half was included in other deductions from Tier 2 Capital.


Other Information
- -------------------------------------------------------------------------------
Item 4.                      Set forth below is information concerning each
Submission of                matter submitted to a vote at the Parent's
Matters to a Vote            Annual Meeting of Shareholders on May 23, 1996
of Security Holders          ("Annual Meeting"):

                             Directors: Each of the following persons was
                             ---------
                             elected as a director of the Parent, to hold office until the 1997 Annual Meeting of Shareholders or until earlier retirement, resignation or removal.

                                                                   Number of Votes
                                                                   ---------------
                             Director's Name                       For         Withheld
                             ------------------------          -----------     ---------
                             Joseph F. Alibrandi               299,244,945     2,022,685
                             Jill E. Barad                     298,630,205     2,637,425
                             Peter B. Bedford                  299,296,434     1,971,196
                             Andrew F. Brimmer                 299,257,852     2,009,778
                             Richard A. Clarke                 299,394,198     1,873,432
                             David A. Coulter                  299,415,314     1,852,316
                             Timm F. Crull                     299,380,350     1,887,280
                             Kathleen Feldstein                299,390,060     1,877,570
                             Donald E. Guinn                   299,372,163     1,895,467
                             Frank L. Hope, Jr.                299,310,851     1,956,779
                             Ignacio E. Lozano, Jr.            299,290,133     1,977,497
                             Walter E. Massey                  299,211,218     2,056,412
                             John M. Richman                   299,362,029     1,905,601
                             Richard M. Rosenberg              299,291,799     1,975,831
                             A. Michael Spence                 297,914,974     3,352,656
                             Solomon D. Trujillo               299,312,126     1,955,504

                             Auditors: The shareholders ratified the appointment
                             --------
                             of Ernst & Young LLP as independent auditors.

                                               Number of Votes
                                               ---------------
                                                                      Broker
                                For        Against    Abstentions     Nonvotes
                             -----------  ---------   ------------    --------
     Ernst & Young LLP as
     Independent Auditors    299,677,506    717,497       872,624           -

- -------------------------------------------------------------------------------
Item 6.            (a)  Exhibits:
Exhibits and
Reports on         Exhibit
Form 8-K           Number            Exhibit
                   ------            -----------
                     3.b             BankAmerica Corporation
                                      By-laws, as amended

                     27              Financial Data Schedule

                     (b)             Reports on Form 8-K:

                                     During the second quarter of 1996,
                                      the Parent filed a report on Form 8-K
                                      dated April 17, 1996. The April 17, 1996 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica First Quarter Earnings." After the second quarter of 1996, the Parent filed a report on Form 8-K dated July 17, 1996. The July 17, 1996 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Second Quarter Earnings."

  Signatures
- --------------------------------------------------------------------------------
                   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BANKAMERICA CORPORATION
                                    Registrant

                                    By Principal Financial Officer and
                                    Duly Authorized Signatory:



                                    /s/ MICHAEL E. O'NEILL
                                    Michael E. O'Neill
                                    Vice Chairman and
                                    Chief Financial Officer
                                    August 8, 1996



                                    By Chief Accounting Officer and
                                    Duly Authorized Signatory:



                                    /s/ JAMES H. WILLIAMS
                                    James H. Williams
                                    Executive Vice President
                                    and Chief Accounting Officer
                                    August 8, 1996

  [Bank America Logo goes here]

  BankAmerica Corporation


  Other information about BankAmerica Corporation may be found in its Annual Report to Shareholders. This report, as well as additional copies of this Analytical Review and Form 10-Q, may be obtained from:

  Bank of America
  Corporate Public Relations #13124
  P.O. Box 37000
  San Francisco, CA 94137

  Information Online - To keep current online via the Internet, visit BankAmerica Corporation's home page on the World Wide Web
  (http://www.bankamerica.com) to view the latest information about the corporation and its products and services, or apply for a loan or credit card. Corporate disclosure documents filed with the Securities and Exchange Commission by BankAmerica Corporation and other companies can be obtained from the Securities and Exchange Commission's home page on the World Wide Web (http://www.sec.gov).









                                                      [Recycled Paper   Recycled
                                                      logo goes here]   Paper

                            GRAPHICS APPENDIX INDEX





BankAmerica Corporation
Second Quarter 1996 10-Q
page reference                           Description of omitted graphic
- ------------------------                 ------------------------------

        38                               Net Interest Rate Risk
                                          Position
                                         (Plot point graph in non-EDGAR
                                          version)


                                 EXHIBIT INDEX




Exhibit
Reference            Description
- ---------            -----------

   3.b               BankAmerica Corporation By-laws, as amended

   27                Financial Data Schedule