Form 10-Q
period 1996-09-30
BANKAMERICA CORP
filed 1996-11-13
CIK 9672

           BankAmerica Corporation Analytical Review and Form 10-Q






                         [Bank America Logo goes here]




                                                                         1 9 9 6
                                                              3rd  Q u a r t e r

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1996
                                      or
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

                             Yes  X       No
                                -----       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $1.5625 par value ------ 358,825,724 shares outstanding on
                            September 30, 1996./*/

           /*/ In addition, 28,465,838 shares were held in treasury.


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

                    Item 2.
                    Management's Discussion and Analysis:
                      Highlights............................................. 14
                      Business Sectors....................................... 16
                      Operating and Financial Leverage....................... 19
                      Results of Operations:
                        Net Interest Income.................................. 20
                        Noninterest Income................................... 24
                        Noninterest Expense.................................. 26
                        Income Taxes......................................... 27
                      Balance Sheet Review:.................................. 28
                        Credit Card Securitization........................... 29
                      Credit Risk Management:
                        Loan Portfolio Management............................ 31
                          Domestic Consumer Loans............................ 32
                          Domestic Commercial Loans.......................... 33
                          Foreign Loans...................................... 34
                        Emerging Market Exposure............................. 34
                        Allowance for Credit Losses.......................... 35
                        Nonperforming Assets................................. 37
                      Foreign Exchange and Derivatives Contracts............. 40
                      Interest Rate Risk Management.......................... 41
                      Funding and Capital:
                        Liquidity Review..................................... 43
                        Capital Management................................... 43
--------------------------------------------------------------------------------

Part II               Item 6.
OTHER INFORMATION     Exhibits and Reports on Form 8-K....................... 45

                      Signatures............................................. 46

================================================================================

FINANCIAL STATEMENTS


BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

====================================================================================================================================


                                                                  1996                        1995                NINE MONTHS ENDED
                                                           ------------------    -----------------------------       SEPTEMBER 30
                                                             THIRD     SECOND      FIRST     FOURTH      THIRD   -------------------
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)        QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    1996       1995
------------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Loans, including fees                                       $3,371     $3,307     $3,297     $3,287     $3,244  $ 9,975    $ 9,420
Interest-bearing deposits in banks                              95         96        117        119        115      308        347
Federal funds sold                                               9          7          6          5         10       22         27
Securities purchased under resale agreements                   178        176        155        147        160      509        471
Trading account assets                                         268        247        216        200        189      731        541
Available-for-sale and held-to-maturity securities             285        293        298        313        326      876        963
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                    4,206      4,126      4,089      4,071      4,044   12,421     11,769

INTEREST EXPENSE
Deposits                                                     1,332      1,307      1,314      1,307      1,262    3,953      3,616
Federal funds purchased                                         17         20         22         35         27       59         96
Securities sold under repurchase agreements                    201        176        163        147        154      540        434
Other short-term borrowings                                    243        208        178        168        162      629        462
Long-term debt                                                 254        249        254        265        272      757        802
Subordinated capital notes                                       7          7         12         12         11       26         34
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                   2,054      1,967      1,943      1,934      1,888    5,964      5,444
----------------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME                                      2,152      2,159      2,146      2,137      2,156    6,457      6,325
PROVISION FOR CREDIT LOSSES                                    235        250        180        130        110      665        310
----------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES                                             1,917      1,909      1,966      2,007      2,046    5,792      6,015

NONINTEREST INCOME
Deposit account fees                                           345        346        344        334        329    1,035        969
Credit card fees                                                92         90         79         84         82      261        231
Trust fees                                                      53         56         63         72         72      172        228
Other fees and commissions                                     360        333        320        304        323    1,013        965
Trading income                                                 153        178        165        115        132      496        412
Venture capital activities                                      97        112        110         93         54      319        244
Net gain (loss) on sales
 of subsidiaries and
 operations                                                     41         83         51         42          -      175        (17)
Net gain on sales of assets                                     64         21         49         29         27      134         42
Net gain on
 available-for-sale
 securities                                                      7          4         30          7         17       41         27
Other income                                                   107         97         63         78        121      267        287
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL NONINTEREST INCOME                                   1,319      1,320      1,274      1,158      1,157    3,913      3,388

NONINTEREST EXPENSE
Salaries                                                       822        814        821        819        839    2,457      2,490
Employee benefits                                              191        213        202        147        195      606        571
Occupancy                                                      188        186        190        198        185      564        540
Equipment                                                      180        175        163        169        170      518        494
Amortization of intangibles                                     93         93         95         99        110      281        329
Communications                                                  89         90         92         93         89      271        266
Regulatory fees and
 related expenses                                               95         13         13         23          7      121        153
Other expense                                                  423        413        437        418        398    1,273      1,192
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL NONINTEREST EXPENSE                                  2,081      1,997      2,013      1,966      1,993    6,091      6,035
----------------------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE INCOME TAXES                                 1,155      1,232      1,227      1,199      1,210    3,614      3,368
PROVISION FOR INCOME TAXES                                     472        509        507        495        506    1,488      1,408
----------------------------------------------------------------------------------------------------------------------------------
       NET INCOME                                           $  683     $  723     $  720     $  704     $  704  $ 2,126    $ 1,960
-----------------------------------------------------------=======================================================================
EARNINGS PER COMMON AND  COMMON EQUIVALENT SHARE            $ 1.75     $ 1.84     $ 1.79     $ 1.74     $ 1.72   $ 5.38    $  4.75

EARNINGS PER COMMON SHARE -- ASSUMING FULL DILUTION           1.75       1.84       1.79       1.74       1.72     5.38       4.72

DIVIDENDS DECLARED PER COMMON SHARE                           0.54       0.54       0.54       0.46       0.46     1.62       1.38
==================================================================================================================================

See notes to consolidated financal statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

=========================================================================================================================
                                                                  1996                                   1995
                                                 -----------------------------------------      -------------------------
(IN MILLIONS)                                     SEPT. 30        JUNE 30        MARCH 31        DEC. 31         SEPT. 30
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                           $ 13,619       $ 12,478        $ 12,870       $ 14,312         $ 12,532
Interest-bearing deposits
 in banks                                            5,829          5,194           5,585          5,761            5,832
Federal funds sold                                     306            276             143            721              229
Securities purchased under
 resale agreements                                   6,287          7,001           6,198          4,962            6,811
Trading account assets                              14,000         12,633          11,215          9,516            9,883
Available-for-sale
 securities                                         11,717         10,964          11,287         12,043            9,979
Held-to-maturity securities                          4,200          4,280           4,523          4,656            6,927
Loans                                              161,833        160,640         156,155        155,373          151,212
Less: Allowance for credit
 losses                                              3,511          3,495           3,496          3,554            3,655
-------------------------------------------------------------------------------------------------------------------------
 Net loans                                         158,322        157,145         152,659        151,819          147,557
Customers' acceptance
 liability                                           3,165          2,837           2,761          2,295            2,268
Accrued interest receivable                          1,435          1,451           1,469          1,458            1,448
Goodwill, net                                        4,017          4,066           4,115          4,192            4,263
Identifiable intangibles,
 net                                                 1,664          1,708           1,753          1,806            2,134
Unrealized gains on
 off-balance-sheet
 instruments                                         6,598          7,297           7,551          7,801            8,843
Premises and equipment, net                          3,968          3,980           4,010          3,985            4,011
Other assets                                         7,826          7,531           8,104          7,119            7,209
-------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                 $242,953       $238,841        $234,243       $232,446         $229,926
--------------------------------------------------=======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic
 offices:
 Interest-bearing                                 $ 83,779       $ 83,954        $ 84,314       $ 84,097         $ 84,345
 Noninterest-bearing                                37,589         34,737          34,570         36,820           34,231
Deposits in foreign
 offices:
 Interest-bearing                                   42,035         41,444          40,127         37,886           35,525
 Noninterest-bearing                                 1,498          1,710           1,506          1,691            1,536
-------------------------------------------------------------------------------------------------------------------------
  Total deposits                                   164,901        161,845         160,517        160,494          155,637
Federal funds purchased                              1,093          2,740           2,125          5,160            3,110
Securities sold under
 repurchase agreements                               8,489          8,861           7,640          6,383            7,187
Other short-term borrowings                         16,263         14,530          11,523          7,627           10,289
Acceptances outstanding                              3,165          2,837           2,761          2,295            2,268
Accrued interest payable                               868            833             842            848              811
Unrealized losses on
 off-balance-sheet
 instruments                                         6,458          7,310           7,719          8,227            9,547
Other liabilities                                    5,750          4,824           5,875          5,862            5,334
Long-term debt                                      15,099         14,597          14,718         14,723           15,277
Subordinated capital notes                             355            356             356            605              605
-------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                222,441        218,733         214,076        212,224          210,065

STOCKHOLDERS' EQUITY
Preferred stock                                      2,242          2,242           2,423          2,623            2,623
Common stock                                           605            605             604            602              600
Additional paid-in capital                           8,458          8,439           8,384          8,328            8,271
Retained earnings                                   10,989         10,544          10,067          9,606            9,133
Net unrealized gain (loss)
 on available-for-sale
 securities                                            (27)           (79)            (56)             1              (51)
Common stock in treasury,
 at cost                                            (1,755)        (1,643)         (1,255)          (938)            (715)
-------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS'
   EQUITY                                           20,512         20,108          20,167         20,222           19,861
-------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                        $242,953       $238,841        $234,243       $232,446         $229,926
--------------------------------------------------=======================================================================
See notes to consolidated financial statements.



                                                                                                                        3


BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================
                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                  ------------------------------
(IN MILLIONS)                                        1996                 1995
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $  2,126             $  1,960
Adjustments to net income to arrive at net
 cash provided (used) by operating activities:
  Provision for credit losses                          665                  310
  Net gain on sales of assets and subsidiaries
   and operations                                     (309)                 (25)
  Net amortization of loan fees and discounts          (57)                 (80)
  Depreciation and amortization of premises
   and equipment                                       441                  408
  Amortization of intangibles                          281                  329
  Provision for deferred income taxes                  466                  187
  Change in assets and liabilities net of effects
   from acquisitions and pending dispositions:
    Decrease in accrued interest receivable             22                    1
    Increase (decrease) in accrued interest payable     22                  (20)
    Increase in trading account assets              (4,484)              (2,934)
    Increase in current income taxes payable            71                  287
  Deferred fees received from lending activities       187                  101
  Net cash used by loans held for sale                (553)                (883)
  Other, net                                        (1,240)               1,330
--------------------------------------------------------------------------------
   Net cash provided (used) by operating activities (2,362)                 971

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
  Sales proceeds                                     1,127                2,094
  Maturities, prepayments, and calls                 4,483                4,086
  Purchases                                         (5,205)              (5,644)
Activity in held-to-maturity securities:
  Maturities, prepayments, and calls                   934                2,080
  Purchases                                           (515)                (691)
Proceeds from loan sales and securitizations         3,194                1,281
Purchases of loans                                  (2,407)                (970)
Purchases of premises and equipment                   (479)                (501)
Proceeds from sales of other real estate owned         392                  392
Net cash provided (used) by:
  Loan originations and principal collections       (8,735)             (10,093)
  Interest-bearing deposits in banks                   (71)                 400
  Federal funds sold                                   415                  411
  Securities purchased  under resale agreements     (1,325)              (1,552)
Cash used by acquisitions                              (54)                  (2)
Other, net                                             252                   81
--------------------------------------------------------------------------------
   Net cash used by investing activities            (7,994)              (8,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt             2,864                2,563
Principal payments and retirements of long-term debt
 subordinated capital notes                         (2,442)              (2,077)
Proceeds from issuance of common stock                  83                  117
Proceeds from issuance of treasury stock                46                   --
Preferred stock repurchased                           (391)                (206)
Treasury stock purchased                              (901)                (704)
Common stock dividends                                (587)                (515)
Preferred stock dividends                             (141)                (174)
Net cash provided (used) by:
  Deposits                                           4,466                1,242
  Federal funds purchased                           (4,067)                (173)
  Securities sold under repurchase agreements        2,106                1,682
  Other short-term borrowings                        8,636                4,944
Other, net                                             (18)                 (94)
-------------------------------------------------------------------------------
   Net cash provided by financing activities         9,654                6,605
Effect of exchange rate changes on cash and
 due from banks                                          9                    6
-------------------------------------------------------------------------------
   Net decrease in cash and due from banks            (693)              (1,046)
Cash and due from banks at beginning of period      14,312               13,578
-------------------------------------------------------------------------------
       CASH AND DUE FROM BANKS AT END OF PERIOD   $ 13,619              $12,532
--------------------------------------------------=============================
See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

=============================================================================================================
                                                                 1996                            1995
                                                  --------------------------------     ----------------------
                                                     THIRD      SECOND       FIRST       FOURTH         THIRD
(IN MILLIONS)                                      QUARTER     QUARTER     QUARTER      QUARTER       QUARTER
-------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                     $  2,242    $  2,423    $  2,623     $  2,623      $  2,723
Preferred stock repurchased                              -        (181)       (200)           -          (100)
-------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                            2,242       2,242       2,423        2,623         2,623

COMMON STOCK
Balance, beginning of quarter                          605         604         602          600           598
Common stock issued                                      -           1           2            2             2
-------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                              605         605         604          602           600

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                        8,439       8,384       8,328        8,271         8,213
Common stock issued                                      8          55          74           57            67
Preferred stock repurchased                              -           -         (18)           -            (9)
Treasury stock issued                                   11           -           -            -             -
-------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                            8,458       8,439       8,384        8,328         8,271

RETAINED EARNINGS
Balance, beginning of quarter                       10,544      10,067       9,606        9,133         8,663
Net income                                             683         723         720          704           704
Common stock dividends                                (194)       (195)       (198)        (169)         (171)
Preferred stock dividends                              (43)        (45)        (53)         (53)          (56)
Foreign currency translation adjustments,
 net of related income taxes                            (1)         (6)         (8)          (9)           (7)
-------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                           10,989      10,544      10,067        9,606         9,133

NET UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES
Balance, beginning of quarter                          (79)        (56)          1          (51)          (69)
Valuation adjustments, net of related income taxes      52         (23)        (57)          52            18
-------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                              (27)        (79)        (56)           1           (51)

COMMON STOCK IN TREASURY, AT COST
Balance, beginning of quarter                       (1,643)     (1,255)       (938)        (715)         (508)
Treasury stock purchased                              (200)       (385)       (316)        (222)         (230)
Treasury stock issued                                   98           1           -            -            29
Other                                                  (10)         (4)         (1)          (1)           (6)
-------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                           (1,755)     (1,643)     (1,255)        (938)         (715)
-------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                     $20,512    $ 20,108    $ 20,167     $ 20,222      $ 19,861
---------------------------------------------------==========================================================
See notes to consolidated financial statements.

                                                                                                            5

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

                     Certain amounts in prior periods have been reclassified to conform to the current presentation.
--------------------------------------------------------------------------------
NOTE 2.              During the nine-month periods ended September 30, 1996 and
SUPPLEMENTAL         1995, BAC made interest payments on deposits and other
DISCLOSURE OF CASH   interest-bearing liabilities of $5,942 million and
FLOW INFORMATION     $5,464 million, respectively, and made net income tax
                     payments of $951 million and $906 million, respectively.

                     During the nine-month periods ended September 30, 1996 and
                     1995, there were foreclosures of loans with carrying values of $358 million and $380 million, respectively. In
                     addition, loans made to facilitate the sale of other real
                     estate owned totaled $10 million and $4 million,
                     respectively.
--------------------------------------------------------------------------------
NOTE 3.              During the nine-month period ended September 30, 1996, BAC
AVAILABLE-FOR-SALE   sold available-for-sale securities for aggregate proceeds
AND HELD-TO-MATURITY of $1,127 million, resulting in gross realized gains of
SECURITIES           $63 million and gross realized losses of $22 million.
                     During the nine-month period ended September 30, 1995, BAC sold available-for-sale securities for aggregate proceeds of $2,094 million, resulting in gross realized gains of $189 million and gross realized losses of $162 million.

                     The fair values and amortized costs of available-for-sale and held-to-maturity securities were as follows:

                                          AVAILABLE-FOR-SALE    HELD-TO-MATURITY
                                              SECURITIES           SECURITIES
                                         -------------------   -----------------
                                            FAIR   AMORTIZED      FAIR AMORTIZED
                     (IN MILLIONS)         VALUE        COST     VALUE      COST
--------------------------------------------------------------------------------
                     September 30, 1996  $11,717     $11,765    $3,892    $4,200
                     June 30, 1996        10,964      11,094     3,886     4,280
                     March 31, 1996       11,287      11,380     4,143     4,523
                     December 31, 1995    12,043      12,042     4,332     4,656
                     September 30, 1995    9,979      10,064     6,444     6,927

================================================================================
                     During the nine-month periods ended September 30, 1996 and 1995, trading income included net unrealized holding gains on trading securities of $28 million and $34 million, respectively. These amounts exclude the net unrealized trading results of the Parent's securities broker and dealer subsidiaries.

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

                     During the nine months ended September 30, 1996, the Parent repurchased 12.3 million shares of its common stock under the current and pre-existing stock repurchase programs at an average per-share price of $73.25. These transactions reduced stockholders' equity by $901 million.

                     On March 31, 1996, the Parent redeemed all 400,000 outstanding shares of its 11% Preferred Stock, Series J (Preferred Stock, Series J) under terms of a stock repurchase program that was replaced during the first quarter of 1996. This transaction reduced stockholders' equity by $218 million. The shares were represented by 8 million depositary shares, each corresponding to a one-twentieth interest in a share of Preferred Stock, Series J. The redemption price was $26.375 per depositary share. The quarterly dividend of $0.6875 per depositary share was paid on March 31, 1996 to holders of record on March 15, 1996.

                     In addition, on April 16, 1996, the Parent redeemed all 7,250,000 outstanding shares of its 9 5/8% Cumulative Preferred Stock, Series F, reducing stockholders' equity by $181 million. The redemption price was equal to the stated value of $25.00 per share, plus dividends of $0.30747 per share accrued and unpaid at the redemption date.

                     The remaining buyback and redemption authorities for common stock and preferred stock under the current program totaled $1.3 billion and $0.8 billion, respectively, at September 30, 1996.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================
NOTE 5.              The following is a summary of the components of income tax
INCOME TAXES         expense:

                                                                      1996                    1995          NINE MONTHS ENDED
                                                          ---------------------------   -----------------     SEPTEMBER 30
                                                            THIRD    SECOND     FIRST    FOURTH     THIRD  ------------------
                     (IN MILLIONS)                        QUARTER   QUARTER   QUARTER   QUARTER   QUARTER      1996      1995
                     --------------------------------------------------------------------------------------------------------
                     PROVISION FOR INCOME TAXES
                     Federal                                 $301      $361      $362      $355      $354    $1,024    $1,004
                     State and local                           90        95        93        74        91       278       260
                     Foreign                                   81        53        52        66        61       186       144
                     --------------------------------------------------------------------------------------------------------
                                                             $472      $509      $507      $495      $506    $1,488    $1,408
                     ----------------------------------------================================================================

                     BAC's estimated annual effective income tax rates for the
                     three-month periods ended September 30, 1996 and 1995 were
                     41.2 percent and 41.8 percent, respectively. These rates
                     are higher than the federal statutory tax rate of 35.0
                     percent due principally to state income taxes.
--------------------------------------------------------------------------------
NOTE 6.              Earnings per common share have been computed based on the
EARNINGS PER         following:
COMMON SHARE

                                                                      1996                    1995          NINE MONTHS ENDED
                                                          ---------------------------   -----------------     SEPTEMBER 30
                     (DOLLAR AMOUNTS IN MILLIONS,           THIRD    SECOND     FIRST    FOURTH     THIRD  ------------------
                     SHARE AMOUNTS IN THOUSANDS)          QUARTER   QUARTER   QUARTER   QUARTER   QUARTER      1996      1995
                     --------------------------------------------------------------------------------------------------------
                     Net income applicable to
                       common stock                          $640      $678      $667      $651      $648    $1,985    $1,786
                     Average number of common
                       shares outstanding                 359,017   361,858   366,067   368,300   371,871   362,314   371,876
                     Average number of common
                       and common equivalent
                       shares outstanding                 365,672   368,543   372,385   374,283   376,643   368,866   375,950
                     Average number of common
                       shares outstanding --
                       assuming full dilution             365,885   368,591   373,548   374,669   377,421   369,341   379,248

--------------------------------------------------------------------------------
NOTE 7.              In the ordinary course of business, BAC enters into
OFF-BALANCE-SHEET    various types of transactions that involve credit-related
TRANSACTIONS         financial instruments and foreign exchange and derivatives contracts that contain off-balance-sheet risk.
                     Credit-related financial instruments are typically customer-driven, while foreign exchange and derivatives contracts are entered into both on behalf of customers and for BAC's own account in managing interest rate and foreign exchange risk.

                     CREDIT-RELATED FINANCIAL INSTRUMENTS

                     The table on page 9 is a summary of the contractual amounts of each significant class of credit-related financial instruments outstanding. These amounts represent the amounts at risk should the contract be fully drawn upon, the client defaults, and the value of any existing collateral become worthless.

================================================================================

                                                                               1996                                1995
                                                                ----------------------------------          ------------------
(IN MILLIONS)                                                   SEPT. 30      JUNE 30     MARCH 31          DEC. 31   SEPT. 30
------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Unutilized credit card lines                                   $37,271      $36,978      $35,982          $34,465    $34,445
  Other commitments to extend credit/a/                           92,965       97,954       95,790           94,524     95,517
Standby letters of credit and financial
  guarantees/b/                                                   16,486       17,121       16,344           16,336     15,675
Commercial letters of credit                                       3,833        4,596        4,236            4,128      4,342
------------------------------------------------------------------------------------------------------------------------------

   /a/ Represents agreements to extend credit to customers for which BAC may have received fees. These commitments have specified interest rates and generally have fixed expiration dates and may be terminated by BAC if certain conditions of the contract are violated.

   /b/ Net of participations sold of $2,940 million at September 30, 1996, $2,619 million at June 30, 1996, $2,619 million at March 31, 1996, $2,383 million at December 31, 1995, and $2,607 million at September 30, 1995.

    FOREIGN EXCHANGE AND DERIVATIVES CONTRACTS

    The tables on page 10 summarize the notional amounts, credit risk, and credit exposure for each significant class of foreign exchange and derivative contract outstanding in BAC's trading portfolio and the notional amounts and credit risk for each significant class of foreign exchange and derivative contract outstanding in BAC's asset and liability management portfolio. These tables should be read in conjuction with the descriptions of such products and their risks included on pages 27-29, 38-41, and 70-79 of BAC's 1995 Annual Report to Shareholders.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

   DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
   ------------------------------------------------------------------------------------------------------------------------------
                                                          SEPTEMBER 30, 1996                         DECEMBER 31, 1995
                                                   ------------------------------------       -----------------------------------
                                                   NOTIONAL      CREDIT        CREDIT         NOTIONAL     CREDIT         CREDIT
   (IN MILLIONS)                                    AMOUNT       RISK/a/    EXPOSURE/b/        AMOUNT      RISK/b/    EXPOSURE/b/
   ------------------------------------------------------------------------------------------------------------------------------
   INTEREST RATE CONTRACTS
   Interest rate swaps                            $  443,941     $ 8,176    $3,024/c/       $  418,240     $ 8,647      $2,787/c/
   Futures and forward rate contracts:
    Commitments to purchase                          177,392          60        60             160,126           9           9
    Commitments to sell                              209,706         295       295             190,538         381         381
   Written options                                    35,173           -/d/      -/d/           35,217           -/d/        -/d/
   Purchased options                                  48,926         399       291              45,351         494         390
   ------------------------------------------------------------------------------------------------------------------------------
                                                     915,138       8,930     3,670             849,472       9,531       3,567
   FOREIGN EXCHANGE CONTRACTS
   Spot, forward, and futures contracts              727,551       6,165     1,603             592,441       8,781       2,553
   Written options                                    37,466           -/d/      -/d/           21,095           -/d/        -/d/
   Purchased options                                  35,545         281       212              20,244         395         268
   Currency swaps                                     26,673       1,161     1,070              23,085       1,517       1,403
   ------------------------------------------------------------------------------------------------------------------------------
                                                     827,235       7,607     2,885             656,865      10,693       4,224

   Stock index options and
    commodity contracts                                1,168          51        43                 878          12          10
   ------------------------------------------------------------------------------------------------------------------------------
                                                  $1,743,541/e/  $16,588    $6,598          $1,507,215/f/  $20,236      $7,801
   ----------------------------------------------================================================================================


   DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES
   ------------------------------------------------------------------------------------------------------------------------------
                                                             SEPTEMBER 30, 1996                        DECEMBER 31, 1995
                                                         ---------------------------              -------------------------------
                                                           NOTIONAL        CREDIT                 NOTIONAL           CREDIT
   (IN MILLIONS)                                             AMOUNT          RISK/a/                AMOUNT             RISK/a/
   ------------------------------------------------------------------------------------------------------------------------------
   INTEREST RATE CONTRACTS
   Interest rate swaps                                     $33,342            $ 30                 $33,543                  $155
   Futures and forward rate contracts                       51,301               -                  28,702                     -
   Purchased options                                        10,700              75                   9,200                    60
   ------------------------------------------------------------------------------------------------------------------------------
                                                            96,343             105                  71,445                   215
   FOREIGN EXCHANGE CONTRACTS
   Spot, forward, and futures contracts                      1,869               -                   1,900                     -
   Currency swaps                                              627               -                     430                    61
   ------------------------------------------------------------------------------------------------------------------------------
                                                             2,496               -                   2,330                    61
   ------------------------------------------------------------------------------------------------------------------------------
                                                           $97,839/e/         $105                 $73,775/f/               $276
   -------------------------------------------------------=======================================================================

        /a/ Excluding the effects of legally enforceable master netting agreements.
        /b/ Including the effects of legally enforceable master netting agreements.
        /c/ Including the effects of cross product netting of certain interest rate derivatives and currency swaps.
        /d/ Interest rate and foreign exchange options written have no credit risk or credit exposure.
        /e/ Interest rate swaps and interest rate options in both the trading and asset and liability management portfolios include $12.1 billion, and $0.7 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $2.3 billion of intercompany hedging-related contracts.
        /f/ Interest rate swaps and interest rate options in both the trading and asset and liability management portfolios include $14.2 billion and $0.7 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $1.9 billion of intercompany hedging-related contracts.

        For most contracts, notional amounts are used solely to determine cash flows to be exchanged. However, certain foreign exchange contracts are designed for principal amounts to be exchanged on a common settlement date. The notional or contract amounts associated with foreign exchange and derivative financial instruments are not recorded as assets or liabilities on the balance sheet and do not represent the potential for gain or loss associated with such transactions. Credit risk represents BAC's potential loss on these transactions if all counterparts failed to perform according to the terms of the contract

================================================================================
        and the value of any existing collateral became worthless, based on then-current currency exchange and interest rates at each respective date. Credit exposure represents the potential loss to which BAC is exposed, after taking into consideration legally enforceable master netting agreements. Historically, losses associated with counterparty nonperformance on derivative and foreign exchange instruments have been immaterial.

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


   FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
   -------------------------------------------------------------------------------------------------------------------------

                                                     SEPTEMBER 30, 1996                            DECEMBER 31, 1995
                                             ------------------------------------       ------------------------------------
                                                    AVERAGE                                  AVERAGE
                                                 FAIR VALUE                               FAIR VALUE
                                                    FOR THE          PERIOD END              FOR THE            PERIOD END
   (IN MILLIONS)                              QUARTER ENDED/a/       FAIR VALUE           YEAR ENDED/a/         FAIR VALUE
   -------------------------------------------------------------------------------------------------------------------------
   INTEREST RATE CONTRACTS
   Interest rate swaps:
     Assets                                       $ 3,062              $ 3,024               $ 2,522             $ 2,787
     Liabilities                                   (2,778)              (2,614)               (2,258)             (2,605)
   Futures and forward rate contracts:
     Assets                                           333                  355                   319                 390
     Liabilities                                     (323)                (372)                 (291)               (373)
   Written options                                   (244)                (249)                 (222)               (237)
   Purchased options                                  280                  291                   263                 390
   -------------------------------------------------------------------------------------------------------------------------
                                                      330                  435                   333                 352
   FOREIGN EXCHANGE CONTRACTS
   Spot, forward, and futures contracts:
     Assets                                         2,355                1,603                 3,979               2,553
     Liabilities                                   (2,718)              (1,872)               (4,429)             (3,048)
   Written options                                   (340)                (229)                 (431)               (355)
   Purchased options                                  284                  212                   403                 268
   Currency swaps:
     Assets                                         1,169                1,070                 1,762               1,403
     Liabilities                                   (1,397)              (1,109)               (2,062)             (1,600)
   -------------------------------------------------------------------------------------------------------------------------
                                                     (647)                (325)                 (778)               (779)
   Stock index options and commodity contracts:
     Assets                                            22                   43                    13                  10
     Liabilities                                      (21)                 (13)                   (8)                 (9)
   -------------------------------------------------------------------------------------------------------------------------
                                                        1                   30                     5                   1
   -------------------------------------------------------------------------------------------------------------------------
                                                  $  (316)             $   140               $  (440)            $  (426)
   ----------------------------------------------===========================================================================


   FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY
   MANAGEMENT PURPOSES
   -------------------------------------------------------------------------------------------------------------------------
   (IN MILLIONS)                                                                SEPTEMBER 30, 1996     DECEMBER 31, 1995
   -------------------------------------------------------------------------------------------------------------------------
   INTEREST RATE CONTRACTS
   Interest rate swaps                                                                       $(585)                 $ 33
   Futures and forward rate contracts                                                           (5)                   56
   Purchased options                                                                           (23)                    3
   -------------------------------------------------------------------------------------------------------------------------
                                                                                              (613)                   92
   FOREIGN EXCHANGE CONTRACTS
   Spot, forward, and futures contracts                                                        (42)                    -
   Currency swaps                                                                                -                    47
   -------------------------------------------------------------------------------------------------------------------------
                                                                                               (42)                   47
   -------------------------------------------------------------------------------------------------------------------------
                                                                                             $(655)                 $139
   -----------------------------------------------------------------------------------------================================

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

                 TRADING-RELATED INCOME
                 ------------------------------------------------------------------------------------------------
                                                        1996                        1995        NINE MONTHS ENDED
                                                -------------------------   -----------------     SEPTEMBER 30
                                                  THIRD    SECOND    FIRST    FOURTH    THIRD   -----------------
                 (IN MILLIONS)                   QUARTER  QUARTER   QUARTER  QUARTER   QUARTER  1996      1995
                 ------------------------------------------------------------------------------------------------
                 TRADING INCOME
                 Interest rate                   $ 17     $   8     $ 12     $  20     $ 13     $  37     $  47
                 Foreign exchange                  64        90       98        66       74       252       237
                 Debt instruments                  72        80       55        29       45       207       128
                 ------------------------------------------------------------------------------------------------
                                                 $153     $ 178     $165     $ 115     $132     $ 496     $ 412
                 -------------------------------=================================================================
                 OTHER TRADING-RELATED INCOME/a/
                 Interest rate                   $  5     $   7     $  6     $  18     $  7     $  18     $  12
                 Foreign exchange                   4         7        6         9       10        17        19
                 Debt instruments                  52        59       44        38       37       155       114
                 ------------------------------------------------------------------------------------------------
                                                 $ 61     $  73     $ 56     $  65     $ 54     $ 190     $ 145
                 -------------------------------=================================================================

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

===============================================================================

                 ASSET AND LIABILITY MANAGEMENT ACTIVITIES

                 BAC uses derivative instruments, primarily interest rate contracts, to manage interest rate risk related to specific assets and liabilities, including fixed rate and adjustable rate residential mortgages, long-term debt, and deposits. Foreign exchange contracts are used to hedge net capital exposure and foreign currency exposures. For a detailed description of BAC's asset and liability management objectives and strategies used to achieve those objectives, refer to page 75 of BAC's 1995 Annual Report to Shareholders.

                 The expected maturities and weighted average interest rates associated with BAC's asset and liability management interest rate swap portfolio at September 30, 1996 were not significantly different from those at year-end 1995.

                 SECURITIES LENDING

                 BAC completed the divestiture of its securities lending portfolio during the third quarter of 1996 following its decision in 1995 to exit the institutional trust and securities services business. Securities lending transactions were conducted primarily for institutional trust customers and, at times, these customers were indemnified against various losses. All securities lending transactions were collateralized by U.S. government or federal agency securities, cash, or letters of credit with total market value equal to or in excess of the market value of the securities lent.

                 The following summarizes indemnified securities lending transactions and the associated collateral:

                                                     1996                                    1995
                                      -------------------------------------         -----------------------
      (IN MILLIONS)                    SEPT. 30     JUNE 30       MARCH 31           DEC. 31       SEPT. 30
      -----------------------------------------------------------------------------------------------------
      Indemnified securities lent       $  -          $73            $ 134            $207             $894
      Associated collateral                -           75              135             209              909
      -----------------------------------------------------------------------------------------------------

Note 8. On September 30, 1996, Congress passed legislation that would SPECIAL DEPOSIT recapitalize the Savings Association Insurance Fund (SAIF) to
ASSESSMENT       1.25 percent of insured deposits as prescribed by the Federal
                 Deposit Insurance Corporation Improvement Act. This legislation imposed a one-time assessment on SAIF deposits held on March
                 31, 1995. BAC recognized a charge of $82 million in the third quarter of 1996 as a result of this assessment.

                 In conjunction with the SAIF recapitalization, the Federal Deposit Insurance Corporation has proposed lowering the rates on assessments paid to the SAIF, and widening the spread of the rates between institutions. Under the proposal, the effective SAIF rates would be zero for well-capitalized and well-managed institutions.

                 In addition, beginning January 1, 1997, Bank Insurance Fund
                 (BIF) member institutions will begin sharing in the cost of funding Financing Corporation (FICO) interest payments. The cost of funding these interest payments will be in the form of an assessment on both BIF and SAIF insured deposits. The assessment rate will be lower for BIF deposits than for SAIF deposits. Actual rates will fluctuate over time depending on the amount of deposits insured by the BIF and SAIF at the time the assessment is made.

MANAGEMENT'S DISCUSSION AND ANALYSIS
HIGHLIGHTS
================================================================================

               The following is a summary of third-quarter 1996 financial information for BankAmerica Corporation and subsidiaries (BAC).

               . BAC reported third-quarter 1996 earnings per share and net income of $1.75 and $683 million, respectively, compared with $1.72 and $704 million for the same period a year ago. Net income includes a one-time assessment of $82 million associated with the recapitalization of the Savings Association Insurance Fund (SAIF). Excluding the effect of this assessment, earnings per share and net income for the third quarter of 1996 would have been $1.88 and $731 million, respectively, which would represent increases of 9 percent and 4 percent compared with the same period a year ago.

               . As part of its efforts to strategically redeploy capital, BAC entered into the following transactions in the third quarter of 1996:

                    - Acquisition of approximately $1.8 billion of
                      lease-related financial assets from subsidiaries of Ford Motor Company;

                    - Securitization of $500 million of credit card receivables from BAC's $9.5 billion managed credit card portfolio and the sale of $1.4 billion of conforming fixed-rate first mortgages from BAC's $37 billion mortgage portfolio;

                    - Signing of definitive agreements to divest 68 branches
                      in Texas.

               . Net interest income was down $4 million from the amount reported in the third quarter of 1995. Excluding the effect of the credit card securitization discussed above, net interest income would have increased $6 million from the third quarter of 1995. BAC's net interest margin for the third quarter of 1996 was 4.17 percent, down 35 basis points from the third quarter of 1995.

               . Noninterest income increased $162 million, or 14 percent, from the third quarter of 1995. Third-quarter 1996 noninterest income included gains on the liquidation of an Australian subsidiary ($43 million) and a reduction of BAC's equity interest in KorAm Bank, an Asian investment ($39 million).

               . Excluding the effect of the one-time SAIF assessment of $82 million, noninterest expense would have been essentially unchanged from the third quarter of 1995. BAC's expense-to-revenue ratio, excluding the effect of the SAIF assessment, would have been 54.47 percent in the third quarter of 1996, a decrease of 67 basis points from 55.14 percent in the previous quarter.

               . Nonaccrual assets decreased $369 million, or 25 percent, between June 30, 1996 and September 30, 1996. Net credit losses were $226 million for the third quarter of 1996, a decline of $20 million, or 8 percent, from the second quarter of 1996, but up $75 million, or 50 percent, from the comparable quarter a year ago. The provision for credit losses was $235 million, down $15 million from the second quarter of 1996, but up $125 million from the third quarter of 1995.

               . In connection with BAC's ongoing efforts to return excess capital to its shareholders, BAC repurchased 2.5 million shares of its common stock during the third quarter of 1996 at an average per-share price of $78.48, which reduced stockholders' equity by $200 million.

================================================================================

FINANCIAL HIGHLIGHTS
---------------------------------------------------------------------------------------------------------------------------------
                                                                        1996                      1995       NINE MONTHS ENDED
                                                      -----------------------------    ------------------       SEPTEMBER 30
(DOLLAR AMOUNTS IN MILLIONS,                            THIRD     SECOND      FIRST     FOURTH      THIRD   --------------------
EXCEPT PER SHARE DATA)                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER      1996       1995
---------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                                      $  4,206   $  4,126  $  4,089   $   4,071   $  4,044  $ 12,421    $ 11,769
Interest expense                                        2,054      1,967     1,943       1,934      1,888     5,964       5,444
-------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                    2,152      2,159     2,146       2,137      2,156     6,457       6,325
Provision for credit losses                               235        250       180         130        110       665         310
Noninterest income                                      1,319      1,320     1,274       1,158      1,157     3,913       3,388
Noninterest expense                                     2,081      1,997     2,013       1,966      1,993     6,091       6,035
-------------------------------------------------------------------------------------------------------------------------------
 Income before income taxes                             1,155      1,232     1,227       1,199      1,210     3,614       3,368
Provision for income taxes                                472        509       507         495        506     1,488       1,408
-------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                        $    683   $    723  $    720   $     704   $    704  $  2,126    $  1,960
-------------------------------------------------------------------------------------------------------------------------------
   ADJUSTED NET INCOME/A/                            $    731         NA        NA          NA         NA  $  2,174          NA
-------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Earnings per common and common equivalent share:
 As reported                                         $   1.75   $   1.84  $   1.79   $    1.74   $   1.72  $   5.38    $   4.75
 As adjusted/a/                                          1.88         NA        NA          NA         NA      5.51          NA
Earnings per common share -- assuming full dilution:
 As reported                                             1.75       1.84      1.79        1.74       1.72      5.38        4.72
 As adjusted/a/                                          1.88         NA        NA          NA         NA      5.51          NA
Dividends declared per common share                      0.54       0.54      0.54        0.46       0.46      1.62        1.38
-------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
Book value per common share at period end            $  50.92   $  49.64  $  48.74   $   47.90   $  46.59  $  50.92    $  46.59

Common stock price range:
 High                                                      85 1/4     80 3/8    79 1/8      68 1/2     61 1/8    85 1/4      61 1/8
 Low                                                       72         69 3/4    58 3/4      57         52 1/2    58 3/4      39 1/2
Closing common stock price                                 82 1/8     75 3/4    77 1/2      64 3/4     59 7/8    82 1/8      59 7/8
Average number of common and common
 equivalent shares outstanding (in thousands)         365,672    368,543   372,385     374,283    376,643   368,866     375,980
Average number of common shares outstanding
 -- assuming full dilution (in thousands)             365,885    368,591   373,548     374,669    377,421   369,341     379,248
Number of common shares outstanding at period
 end (in thousands)                                   358,826    359,893   364,082     367,447    369,998   358,826     369,998
-------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END
Loans                                                $161,833   $160,640  $156,155    $155,373   $151,212  $161,833    $151,212
Total assets                                          242,953    238,841   234,243     232,446    229,926   242,953     229,926
Deposits                                              164,901    161,845   160,517     160,494    155,637   164,901     155,637
Long-term debt and subordinated capital notes          15,454     14,953    15,074      15,328     15,882    15,454      15,882
Common equity                                          18,270     17,866    17,744      17,599     17,238    18,270      17,238
Total equity                                           20,512     20,108    20,167      20,222     19,861    20,512      19,861
-------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Expense to revenue/b/                                   56.82%     55.14%    55.83%      56.58%     56.38%    55.92%      58.59%
Expense to revenue, as adjusted/ab/                     54.47         NA        NA          NA         NA     55.13          NA
Rate of return (based on net income) on:
 Average common equity                                  14.16      15.42     15.19       14.96      15.09     14.92       14.44
 Average common equity, as adjusted/a/                  15.23         NA        NA          NA         NA     15.28          NA
 Average total equity                                   13.44      14.56     14.28       14.05      14.14     14.09       13.47
 Average total equity, as adjusted/a/                   14.40         NA        NA          NA         NA     14.41          NA
 Average total assets                                    1.12       1.21      1.22        1.20       1.21      1.18        1.16
 Average total equity, as adjusted/a/                    1.19         NA        NA          NA         NA      1.21          NA
-------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Ratio of common equity to total assets                   7.52%      7.48%     7.58%       7.57%      7.50%     7.52%       7.50%
Ratio of total equity to total assets                    8.44       8.42      8.61        8.70       8.64      8.44        8.64
Ratio of average total equity to average total assets    8.31       8.29      8.55        8.55       8.59      8.39        8.63
-------------------------------------------------------------------------------------------------------------------------------

/a/ Adjusted to exclude the income statement effect of the previously discussed one-time SAIF assessment that increased noninterest expense by $82 million in the third quarter of 1996.
/b/ Excludes net other real estate owned expense and amortization of intangibles.
NA-Not applicable.

BUSINESS SECTORS
================================================================================

SELECTED BUSINESS SECTOR DATA

--------------------------------------------------------------------------------------------------------------------------------
                                                                    NINE MONTHS ENDED SEPTEMBER 30/a/
                                                                                      U.S. CORPORATE AND
                                                    TOTAL      CONSUMER BANKING/b/ INTERNATIONAL BANKING   MIDDLE MARKET BANKING
                                         ----------------      ------------------  ---------------------   ---------------------
(DOLLAR AMOUNTS IN MILLIONS)             1996        1995       1996         1995       1996        1995        1996        1995
--------------------------------------------------------------------------------------------------------------------------------
Operating Results
Net interest income                    $6,457      $6,325     $4,173       $4,003     $1,109     $   986      $  632    $   640
Provision for credit losses               665         310        767          481        (23)         20         (25)        (1)
Noninterest income                      3,913       3,388      1,756        1,456      1,682       1,423         159         150
Noninterest expense                     6,091       6,035      3,577        3,505      1,430       1,357         382         387
--------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes      3,614       3,368      1,585        1,473      1,384       1,032         434         404
Provision for income taxes              1,488       1,408        670          620        532         423         178         169
--------------------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                      2,126       1,960        915          853        852         609         256         235
Preferred stock dividends                 141         174         54           64         40          51          12          14
--------------------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON EQUITY                        $1,985      $1,786     $  861       $  789     $  812     $   558      $  244      $  221
---------------------------------------=========================================================================================
SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                                $157,421    $145,254    $82,190      $74,464    $41,501     $39,540     $18,569     $16,931
Earning assets                        202,303     186,743     80,893       73,084     71,721      65,626      18,175      16,610
Total assets                          240,636     225,475     90,880       82,428     90,901      85,771      20,614      19,371
Deposits                              161,123     152,882     95,456       95,531     44,787      36,127       7,318       7,566
Common equity                          17,777      16,542      6,832        6,084      5,082       4,848       1,468       1,295

SELECTED FINANCIAL RATIOS
Return on average common equity         14.92%      14.44%     16.83%       17.34%     21.34%      15.38%      22.19%      22.88%
Expense to revenue/c/                   55.92       58.59      55.46        58.00      49.22       53.77       44.41       44.55
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

                    BAC determines its business sector results based on an internal management reporting system that allocates revenues, expenses, assets, and liabilities to each business. Furthermore, for internal business sector monitoring, the unallocated allowance for credit losses and related provision for credit losses are assigned to the businesses. Equity is assigned to each business on a risk-adjusted basis taking into account goodwill and tax-effected identifiable intangibles. While BAC manages its hedging activities centrally, the effects of hedging are allocated to the businesses through a transfer pricing process. As a result, the effects of hedging interest rate risk are reflected in the appropriate business sectors.


                    The information set forth in the tables on pages 16-17 reflects the condensed income statements and selected average balance sheet line items and financial ratios by business sector. The information presented does not necessarily represent the business sectors' financial condition and results of operations as if they were independent entities. For a detailed discussion of the composition of each business sector, refer to pages 6-15 of BAC's 1995 Annual Report to Shareholders.

================================================================================

----------------------------------------------------------------------------------------------------------------------
                                                                   NINE MONTHS ENDED SEPTEMBER 30/a/
                                                 ---------------------------------------------------------------------
                                                                            PRIVATE BANKING AND
                                                 COMMERCIAL REAL ESTATE     INVESTMENT SERVICES                 OTHER
                                                 ----------------------     -------------------       ----------------
     (DOLLAR AMOUNTS IN MILLIONS)                     1996         1995       1996        1995        1996        1995
----------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                                  $ 334        $ 359      $ 137       $ 130      $   72      $  207
Provision for credit losses                            (36)        (205)         1          (2)        (19)         17
Noninterest income                                      24           26        288         260           4          73
Noninterest expense                                     75           92        326         315         301         379
----------------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                     319          498         98          77        (206)       (116)
Provision for income taxes                             130          208         39          31         (61)        (43)
----------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                                     189          290         59          46        (145)        (73)
PREFERRED STOCK DIVIDENDS                                7            9          4           4          24          32
----------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON EQUITY                                      $ 182        $ 281      $  55       $  42      $ (169)    $  (105)
-----------------------------------------------------=================================================================

SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                                              $10,542      $10,331     $4,309     $3,681     $    310     $   307
Earning assets                                       9,987        9,791      4,259      3,683       17,268      17,949
Total assets                                        10,512       10,204      4,865      4,332       22,864      23,369
Deposits                                             2,122        1,568      6,935      5,670        4,505       6,420
Common equity                                          824          857        457        399        3,114       3,059

SELECTED FINANCIAL RATIOS
Return on average common equity                       29.64%      43.80%     16.11%      13.93%         NM          NM
Expense to revenue/c/                                 23.07       25.75      72.12       75.76          NM          NM
======================================================================================================================

/a/ For comparability purposes, both 1996 and 1995 amounts reflect BAC's business-sector allocation methodologies at September 30, 1996.
/b/ Includes the income statement effect of the one-time assessment to recapitalize SAIF, which is more fully described on page 26.
/c/ Excludes net other real estate owned expense and amortization of intangibles.
NM - Not meaningful.


                    Consumer Banking--Consumer Banking's net income for the first nine months of 1996 was up $62 million, or 7 percent, from the amount reported for the same period last year. This increase largely reflected growth in the residential and consumer installment loan portfolios, as well as in the credit card portfolio. Included in this sector's net income is a one-time assessment of $82 million associated with the recapitalization of the SAIF. Excluding the effect of this assessment, net income for the nine months ended September 30, 1996 would have been $963 million, up $110 million, or 13 percent, from the same period a year ago.

                    Net interest income was up from the first nine months of 1995 primarily due to increased loan volumes. Noninterest income increased due to higher revenues from service fees and charges associated with deposit accounts, an $82 million gain on the sale of a Hong Kong consumer and commercial subsidiary, and increased gains on loan sales. The increases in net interest and noninterest income, coupled with BAC's efforts to keep noninterest expense at targeted levels, resulted in an expense-to-revenue ratio, excluding the effect of the one-time SAIF assessment, of 55.17 percent for the first nine months of 1996, a decrease from 58.00 percent for the first nine months of 1995. The provision for credit losses increased $286 million primarily as a result of growth in the consumer loan portfolio. Average loan outstandings grew $7.7 billion, or 10 percent, from the first nine months of 1995, primarily representing growth in the residential first mortgage, manufactured housing, and credit card portfolios.

================================================================================

                    U.S Corporate and International Banking -- U.S. Corporate and International Banking's net income for the first nine months of 1996 increased $243 million, or 40 percent, compared with the same period a year ago. The increase reflected higher net interest and noninterest income levels and a reduction in the provision for credit losses, partially offset by higher noninterest expense. The increase in net interest income resulted from loan growth, especially in the foreign portfolios. Noninterest income was up $259 million from the same period a year ago. This increase resulted primarily from higher trading-related income and venture capital distributions. In addition, the 1996 amount included a $43 million gain on the liquidation of an Australian subsidiary and a $39 million gain that resulted from a reduction of BAC's equity interest in Koram Bank, an Asian investment. The 1995 amount included a $50 million gain on the sale of an asset received in lieu of debt repayment. The reduction in the provision for credit losses was primarily a result of improved credit quality. Noninterest expense increased primarily due to higher group variable compensation resulting from higher incentive accruals associated with trading activities. This sector's expense-to-revenue ratio decreased 455 basis points from the first nine months of 1995.

                    Middle Market Banking -- Middle Market Banking's net income for the first nine months of 1996 increased $21 million, or 9 percent, from the same period of 1995. This increase was primarily attributable to a reduction in the provision for credit losses. Net interest income decreased $8 million from the first nine months of 1995 as continued price competition resulted in a shift from higher priced loans, such as those tied to the reference rate, to lower priced loans, such as those that are LIBOR-based. The provision for credit losses decreased due to improved credit quality in the commercial loan portfolio. Average loan outstandings increased $1.6 billion, or 10 percent, primarily in commercial and industrial loans.

                    Commercial Real Estate -- Commercial Real Estate's net income for the first nine months of 1996 decreased $101 million, or 35 percent, from the first nine months of 1995, largely due to the effect of lower credit recoveries on the provision for credit losses, primarily related to construction loans. The provision for credit losses changed from ($205) million in the first nine months of 1995 to ($36) million in the first nine months of 1996.

                    Private Banking and Investment Services -- Private Banking and Investment Services' net income increased $13 million, or 28 percent, for the first nine months of 1996 compared to the same period a year ago. The increase primarily resulted from higher noninterest income partially offset by increased noninterest expense. Noninterest income increased due to growth in mutual fund and annuity revenues as well as higher trust-related fees. Noninterest expense increased primarily due to higher performance-based pay.

                    Other -- "Other" amounts are primarily associated with certain corporate expenses and various other support services. "Other" also includes the results from corporate liquidity management activities, along with any residual differences between actual centrally managed external hedging results and the allocation of interest rate risk hedging to the appropriate businesses. The income and expenses related to the Institutional Trust and Securities Services (ITSS) business are included in this sector. However, the corporation had substantially divested ITSS by the end of the first quarter of 1996.

                    This sector had a net loss of $145 million in the first nine months of 1996, compared with a net loss of $73 million in the same period a year ago. This increased net loss was primarily attributable to lower results from corporate liquidity management activities. Partially offsetting this decrease was the recognition of a $50 million pre-tax gain during 1996 associated with the divestiture of BAC's ITSS business.

================================================================================

OPERATING AND           BAC's results for the third quarter and the first nine
FINANCIAL LEVERAGE      months of 1996 demonstrated BAC's ability to manage its
                        operating and financial leverage.

                        By managing expenses and repurchasing and redeeming stock, as discussed below, excluding the effect of the SAIF assessment, BAC's performance would have resulted in increases in net income for the third quarter and first nine months of 1996 of 4 percent and 11 percent, respectively, as well as increases in fully diluted earnings per share of 9 percent and 17 percent, respectively, compared to the same periods in 1995.

                        Operating Leverage is achieved when the rate of revenue growth exceeds that of expenses. As shown in the table below, excluding the effect of the SAIF assessment, revenue for the third quarter and first nine months of 1996 would have increased 5 percent and 7 percent, respectively, from the same periods in 1995, while noninterest expense would have remained essentially unchanged.

                        Financial Leverage is achieved when the rates of growth in common shares outstanding and preferred dividends are below that of net income. Excluding the effect of the SAIF assessment, growth in net income for the third quarter and first nine months of 1996 would have been 4 percent and 11 percent, respectively, compared to the same periods in 1995. As a result of BAC's stock repurchase program, the average number of fully diluted shares decreased 3 percent for both the third quarter and the first nine months of 1996 from the comparable periods in 1995. Additionally, preferred dividends for the third quarter and the first nine months of 1996 decreased 23 percent and 19 percent, respectively, from the same periods in 1995.

-------------------------------------------------------------------------------------------------------------------------------
OPERATING AND FINANCIAL LEVERAGE
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            NINE MONTHS ENDED
                                                    THIRD QUARTER                               SEPTEMBER 30
                                                ---------------------        PERCENTAGE   ----------------------     PERCENTAGE
(DOLLAR AMOUNTS IN MILLIONS)                     1996/a/         1995          CHANGE       1996/a/        1995          CHANGE
-------------------------------------------------------------------------------------------------------------------------------
OPERATING LEVERAGE COMPONENTS
Net interest income                            $2,152          $2,156               -%   $ 6,457         $6,325              2%
Noninterest income                              1,319           1,157              14      3,913          3,388             15
-------------------------------------------------------------------------------------------------------------------------------
 Total revenue                                  3,471           3,313               5     10,370          9,713              7
Noninterest expense                             1,999           1,993               -      6,009          6,035              -
-------------------------------------------------------------------------------------------------------------------------------
Operating income/b/                             1,472           1,320              12      4,361          3,678             19
Provision for credit losses                       235             110             114        665            310            115
Provision for income taxes                        506             506               -      1,522          1,408              8
-------------------------------------------------------------------------------------------------------------------------------
FINANCIAL LEVERAGE COMPONENTS
Net income                                        731             704               4      2,174          1,960             11
Preferred stock dividends                          43              56             (23)       141            174            (19)
Earnings per common share --
 assuming full dilution                          1.88            1.72               9       5.51           4.72             17
Average number of common shares
 outstanding -- assuming full dilution        365,885         377,421              (3)   369,341        379,248             (3)
-------------------------------------------------------------------------------------------------------------------------------

/a/ Adjusted to exclude the income statement effect of the previously discussed one-time SAIF assessment of $82 million in the third quarter of 1996.

/b/ Represents net income before the provisions for credit losses and income taxes.

RESULTS OF OPERATIONS
================================================================================

NET INTEREST        Taxable-equivalent net interest income for the third quarter
INCOME              and first nine months of 1996 was $2,157 million and $6,468 million, respectively, a decrease of $6 million and an increase of $123 million, compared to the same periods a year ago. Excluding the effect of a credit card securitization in the third quarter of 1996, taxable-equivalent net interest income would have increased
                    $4 million and $133 million from the third quarter and first nine months of 1995, respectively. The increase for the first nine months of 1996, compared to the same period a year ago, resulted primarily from growth in earning assets, partially offset by a decrease in the net interest margin.

                    Average earning assets totaled $206.6 billion and $202.3 billion for the third quarter and first nine months of 1996, respectively, up $15.7 billion and $15.6 billion from the same periods in 1995. These increases primarily reflected broad-based growth in the loan portfolio as average loans increased $10.9 billion and $12.2 billion from the third quarter and first nine months of 1995, respectively. In addition, other average earning assets rose $4.8 billion and $3.4 billion from the third quarter and first nine months of 1995, respectively.

                    BAC's net interest margin for the third quarter and first nine months of 1996 was 4.17 percent and 4.26 percent, respectively, down 35 and 27 basis points from the comparable periods a year ago. The yield on average earning assets declined, with no corresponding decline in the cost of funds. The yield on average earning assets decreased 32 basis points and 23 basis points from the third quarter and first nine months of 1995, respectively, due to lower prevailing market rates. No corresponding decrease in the cost of funds occurred as the rates on domestic interest-bearing deposits, the largest component of interest-bearing liabilities, increased. In addition, BAC has experienced a shift in the mix of liabilities toward wholesale funding sources, including foreign interest-bearing deposits and domestic purchased funds, which are more costly than traditional core deposits. Growth in lower-yielding average earning assets other than loans also contributed to the decline in the margin.

                    BAC's net interest income and margin include the results of hedging with certain on- and off-balance sheet financial instruments. Hedging with derivative financial instruments reduced net interest income by approximately $5 million in the third quarter and increased it by approximately $25 million in the first nine months of 1996. During the third quarter and first nine months of 1995, hedging increased net interest income by approximately $10 million and $50 million, respectively. The effect of the hedging amounts on the net interest margin for both the third quarter and first nine months of 1996 as well as the comparable periods of 1995 was less than 5 basis points.

================================================================================



                     [THIS PAGE INTENTIONALLY LEFT BLANK]

================================================================================

Average Balances, Interest, and Average Rates
-------------------------------------------------------------------------------

                                                                        Third Quarter 1996
                                                               ---------------------------------
(dollar amounts in millions)                                   Balance\a\   Interest\b\   Rate\b\
----------------------------------------------------------------------------------------------------
Assets

Interest-bearing deposits in banks                            $  5,518      $   95        6.86%
Federal funds sold                                                 664           9        5.38
Securities purchased under resale agreements                    11,793         178        6.01
Trading account assets                                          13,270         269        8.06
Available-for-sale securities\cd\                               11,373         210        7.34
Held-to-maturity securities\c\                                   4,221          78        7.40
Domestic loans:
   Consumer-residential first mortgages                         38,291         715        7.46
   Consumer-residential junior mortgages                        14,469         311        8.56
   Consumer-credit card                                          8,967         324       14.43
   Other consumer                                               17,635         438        9.88
   Commercial and industrial                                    32,790         636        7.73
   Commercial loans secured by real estate                      11,696         254        8.69
   Construction and development loans
    secured by real estate                                       2,649          82       12.25
   Financial institutions                                        2,742          31        4.51
   Lease financing                                               2,106          32        5.92
   Agricultural                                                  1,574          34        8.50
   Loans for purchasing or carrying securities                   1,167          19        6.51
   Other                                                         1,141          19        6.91
                                                              --------      ------
     Total domestic loans                                      135,227       2,895        8.54
Foreign loans                                                   24,552         477        7.73
                                                              --------      ------
     Total loans\d\                                            159,779       3,372        8.41
                                                              --------      ------
     Total earning assets                                      206,618      $4,211        8.12
                                                                            ======
Nonearning assets                                               40,684
Less:  Allowance for credit losses                               3,533
                                                              --------
        Total Assets                                          $243,769
                                                              ========
Liabilities and Stockholders' Equity
Domestic interest-bearing deposits:
   Transaction                                                $ 13,091      $   40        1.20%
   Savings                                                      12,903          66        2.04
   Money market                                                 27,732         225        3.24
   Time                                                         30,367         392        5.13
                                                              --------      ------
     Total domestic interest-bearing deposits                   84,093         723        3.42
Foreign interest-bearing deposits:
   Banks located in foreign countries                           12,120         173        5.68
   Governments and official institutions                        10,630         139        5.20
   Time, savings, and other                                     18,992         297        6.22
                                                              --------      ------
     Total foreign interest-bearing deposits                    41,742         609        5.80
                                                              --------      ------
     Total interest-bearing deposits                           125,835       1,332        4.21
Federal funds purchased                                          1,225          17        5.33
Securities sold under repurchase agreements                     13,471         201        5.92
Other short-term borrowings                                     16,104         243        6.01
Long-term debt                                                  14,819         254        6.83
Subordinated capital notes                                         355           7        8.15
                                                              --------      ------
     Total interest-bearing liabilities                        171,809      $2,054        4.76
                                                                            ======
Domestic noninterest-bearing deposits                           34,081
Foreign noninterest-bearing deposits                             1,598
Other noninterest-bearing liabilities                           16,076
                                                              --------
     Total liabilities                                         223,564

Stockholders' equity                                            20,205
                                                              --------
        Total Liabilities and Stockholders' Equity            $243,769
                                                              ========
Interest income as a percentage of average earning assets                                 8.12%
Interest expense as a percentage of average earning assets                               (3.95)
                                                                                         ------
        Net Interest Margin                                                               4.17%
                                                                                         ======


                                                                        Third Quarter 1995
                                                               ---------------------------------
(dollar amounts in millions)                                   Balance\a\   Interest\b\   Rate\b\
----------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits in banks                            $  5,887      $  115        7.73%
Federal funds sold                                                 663          10        5.87
Securities purchased under resale agreements                     9,232         160        6.89
Trading account assets                                           9,252         191        8.19
Available-for-sale securities\cd\                                9,957         200        8.02
Held-to-maturity securities\c\                                   7,055         129        7.30
Domestic loans:
   Consumer-residential first mortgages                         35,972         651        7.24
   Consumer-residential junior mortgages                        14,099         319        8.98
   Consumer-credit card                                          8,399         312       14.86
   Other consumer                                               14,395         368       10.14
   Commercial and industrial                                    31,392         660        8.34
   Commercial loans secured by real estate                      10,642         245        9.21
   Construction and development loans
    secured by real estate                                       3,285          89       10.80
   Financial institutions                                        2,531          37        5.76
   Lease financing                                               1,858          29        6.18
   Agricultural                                                  1,607          40        9.84
   Loans for purchasing or carrying securities                   1,184          22        7.24
   Other                                                         1,351          22        6.48
                                                              --------      ------
     Total domestic loans                                      126,715       2,794        8.78
Foreign loans                                                   22,127         452        8.10
                                                              --------      ------
      Total loans\d\                                           148,842       3,246        8.68
                                                              ========      ======
      Total earning assets                                     190,888      $4,051        8.44
                                                                            ======
Nonearning assets                                               42,689
Less:  Allowance for credit losses                               3,668
       Total Assets                                           $229,909
                                                              ========

Liabilities and Stockholders' Equity
Domestic interest-bearing deposits:
   Transaction                                                $ 13,063      $   39        1.19%
   Savings                                                      13,557          71        2.08
   Money market                                                 28,576         219        3.03
   Time                                                         29,630         382        5.12
                                                              --------      ------
     Total domestic interest-bearing deposits                   84,826         711        3.33

Foreign interest-bearing deposits:
   Banks located in foreign countries                           10,520         162        6.10
   Governments and official institutions                         7,417         107        5.74
   Time, savings, and other                                     17,081         282        6.54
                                                              --------      ------
     Total foreign interest-bearing deposits                    35,018         551        6.24
                                                              ========      ======
     Total interest-bearing deposits                           119,844       1,262        4.18
Federal funds purchased                                          1,800          27        6.02
Securities sold under repurchase agreements                      9,670         154        6.31
Other short-term borrowings                                      9,966         162        6.48
Long-term debt                                                  15,463         272        6.98
Subordinated capital notes                                         605          11        7.52
                                                              --------      ------
     Total interest-bearing liabilities                        157,348      $1,888        4.76
                                                                            ======
Domestic noninterest-bearing deposits                           33,515
Foreign noninterest-bearing deposits                             1,623
Other noninterest-bearing liabilities                           17,670
                                                              --------
     Total liabilities                                         210,156
Stockholders' equity                                            19,753
                                                              --------
        Total Liabilities and Stockholders' Equity            $229,909
                                                              ========
Interest income as a percentage of average earning assets                                 8.44%
Interest expense as a percentage of average earning assets                               (3.92)
                                                                                        ------
        Net Interest Margin                                                               4.52%
                                                                                        ======
----------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                              ----------------------------------
                                                                             1996
                                                               ---------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                   BALANCE\A\   INTEREST\B\   RATE\B\
----------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                              $  5,662     $   308       7.26%
Federal funds sold                                                   545          22       5.39
Securities purchased under resale agreements                      10,753         509       6.33
Trading account assets                                            12,257         733       7.99
Available-for-sale securities\cd\                                 11,256         638       7.56
Held-to-maturity securities\c\                                     4,409         246       7.44
DOMESTIC LOANS:
   Consumer-residential first mortgages                           37,666       2,111       7.47
   Consumer-residential junior mortgages                          14,143         913       8.62
   Consumer-credit card                                            9,003         988      14.62
   Other consumer                                                 17,043       1,263       9.90
   Commercial and industrial                                      32,775       1,912       7.80
   Commercial loans secured by real estate                        11,282         749       8.85
   Construction and development loans
    secured by real estate                                         2,955         240      10.85
   Financial institutions                                          2,856          95       4.44
   Lease financing                                                 2,000          96       6.40
   Agricultural                                                    1,599         105       8.76
   Loans for purchasing or carrying securities                     1,171          58       6.64
   Other                                                           1,153          58       6.77
                                                                --------     -------
      Total domestic loans                                       133,646       8,588       8.58
 Foreign loans                                                    23,775       1,388       7.80
                                                                --------     -------
      Total loans\d\                                             157,421       9,976       8.46
                                                                --------     -------
      Total earning assets                                       202,303     $12,432       8.20
                                                                            =======
Nonearning assets                                                 41,858
Less:  Allowance for credit losses                                 3,525
                                                                --------
       TOTAL ASSETS                                             $240,636
                                                                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
DOMESTIC INTEREST-BEARING DEPOSITS:
   Transaction                                                  $ 13,178     $   119       1.20%
   Savings                                                        13,003         199       2.05
   Money market                                                   27,796         662       3.18
   Time                                                           30,057       1,130       5.02
                                                                --------     -------
       Total domestic interest-bearing
         deposits                                                 84,034       2,110       3.36


FOREIGN INTEREST-BEARING DEPOSITS:
   Banks located in foreign countries                             13,169         581       5.89
   Governments and official institutios                            9,440         372       5.26
   Time, savings, and other                                       18,858         890       6.31
                                                                --------     -------
  Total foreign interest-bearing deposits                         41,467       1,843       5.94
                                                                --------     -------
  Total interest-bearing deposits                                125,501       3,953       4.21
Federal funds purchased                                            1,472          59       5.32
Securities sold under repurchase agreements                       12,117         540       5.95
Other short-term borrowings                                       13,780         629       6.10
Long-term debt                                                    14,829         757       6.82
Subordinated capital notes                                           436          26       8.03
                                                                --------     -------

  Total interest-bearing liabilities                             168,135     $ 5,964       4.74
Domestic noninterest-bearing deposits                             34,025     =======
Foreign noninterest-bearing deposits                               1,597
Other noninterest-bearing liabilities                             16,725
                                                                --------
  Total liabilities                                              220,482
Stockholders' equity                                              20,154
                                                                --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $240,636
                                                                ========
INTEREST INCOME AS A PERCENTAGE OF AVERAGE EARNING ASSETS                                  8.20%
INTEREST EXPENSE AS A PERCENTAGE OF AVERAGE EARNING ASSETS                                (3.94)
                                                                                           -----
    NET INTEREST MARGIN                                                                    4.26%
                                                                                          =====


                                                                              1995
                                                               ---------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                   BALANCE\A\   INTEREST\B\   RATE\B\
----------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                             $   5,816    $    347       7.97%
Federal funds sold                                                   600          27       5.98
Securities purchased under resale agreements                       9,029         471       6.98
Trading account assets                                             8,952         545       8.14
Available-for-salesecurities\cd\                                   9,707         568       7.81
Held-to-maturity securities\c\                                     7,385         405       7.32
DOMESTIC LOANS
   Consumer-residential first mortgages                           35,089       1,826       6.94
   Consumer-residential junior mortgages                          13,879         946       9.12
   Consumer-credit card                                            8,057         912      15.09
   Other consumer                                                 13,655       1,011       9.89
   Commercial and industrial                                      30,590       1,953       8.53
   Commercial loans secured by real estate                        10,525         716       9.07
   Construction and development loans
    secured by real estate                                         3,410         289      11.34
   Financial institutions                                          2,419         108       5.99
   Lease financing                                                 1,821          85       6.25
   Agricultural                                                    1,635         119       9.75
   Loans for purchasing or carrying securities                     1,309          69       7.08
   Other                                                           1,389          68       6.54
                                                                --------     -------
      Total domestic loans                                       123,778       8,102       8.74
 Foreign loans                                                    21,476       1,324       8.24
                                                                --------     -------
      Total loans\d\                                             145,254       9,426       8.67
                                                                --------     -------
      Total earning assets                                       186,743    $ 11,789       8.43
Nonearning assets                                                 42,426     =======
Less:  Allowance for credit losses                                 3,694
                                                                --------
        TOTAL ASSETS                                           $ 225,475
                                                                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
DOMESTIC INTEREST-BEARING DEPOSITS:
   Transaction                                                 $  13,266    $    118       1.20%
   Savings                                                        13,662         212       2.08
   Money market                                                   29,337         649       2.96
   Time                                                           30,077       1,087       4.83
                                                                --------     -------
        Total domestic interest-bearing
         deposits                                                 86,342       2,066       3.20


FOREIGN INTEREST-BEARING DEPOSITS:
   Banks located in foreign countries                              9,709         484       6.66
   Governments and official institutions                           6,645         291       5.85
   Time, savings, and other                                       15,613         775       6.64
                                                                --------     -------
  Total foreign interest-bearing deposits                         31,967       1,550       6.48
                                                                --------     -------
  Total interest-bearing deposits                                118,309       3,616       4.09
Federal funds purchased                                            2,131          96       6.01
Securities sold under repurchase agreements                        9,130         434       6.36
Other short-term borrowings                                        9,183         462       6.73
Long-term debt                                                    15,175         802       7.07
Subordinated capital notes                                           605          34       7.60
                                                                --------     -------
  Total interest-bearing liabilities                             154,533    $  5,444       4.71
Domestic noninterest-bearing deposits                             32,913     =======
Foreign noninterest-bearing deposits                               1,660
Other noninterest-bearing liabilities                             16,915
                                                                --------
   Total liabilities                                             206,021
Stockholders' equity                                              19,454
                                                                --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 225,475
                                                                ========
Interest income as a percentage of average earning assets                                  8.43%
Interest expense as a percentage of average earning assets                                (3.90)
                                                                                          -----
    NET INTEREST MARGIN                                                                    4.53%
                                                                                          =====
------------------------------------------------------------------------------------------------------

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 40 percent.
/c/ Refer to the table on page 30 of the Balance Sheet Review section for more detail on available-for-sale and held-to-maturity securities.
/d/  Average balances include nonaccrual assets.

================================================================================

NONINTEREST         Noninterest income for the third quarter and first nine
INCOME              months of 1996 was $1,319 million and $3,913 million,
                    respectively, up $162 million and $525 million from the comparable periods in 1995. The increases were reflected in higher fees and commissions, trading income, and other noninterest income.

                    Total fees and commissions for the third quarter and first nine months of 1996 increased $44 million and $88 million, respectively, from the corresponding periods in 1995, reflecting BAC's focus on fee-generating activities. Revenues from retail deposit account fees rose $23 million and $83 million in the third quarter and first nine months of 1996,respectively, compared to the same periods in 1995, primarily due to service fees and charges associated with deposit accounts. Total credit card fees increased $10 million and $30 million from the third quarter and first nine months of 1995, respectively, largely due to higher interchange fees from the introduction of the VERSATEL(R)Check Card this year. Other fees and commissions increased by $37 million and $48 million from the third quarter and first nine months of 1995, respectively, primarily due to higher loan fees and charges and financial services fees. Loan fees and charges, net of amortization expense and valuation adjustments on mortgage servicing rights, increased $18 million and $16 million from the third quarter and first nine months of 1995, respectively, reflecting BAC's expanded mortgage banking activities. Financial services fees, which include syndication and brokerage fees, increased $12 million and $9 million from the third quarter and first nine months of 1995. The increases in the above categories were partially offset by a decline in trust fees of $19 million and $56 million for the third quarter and first nine months of 1996, respectively. Trust fees declined due to the divestiture of ITSS, and lower fee revenue from personal trust activities.

                    Trading income for the third quarter and first nine months of 1996 increased $21 million and $84 million, respectively, from the same periods a year ago. The improvement in the current year is attributable to BAC's 1995 investments in Latin America and other emerging market debt securities as well as European securities. For more information on the functional components of trading income, refer to Note 7 of the Notes to Consolidated Financial Statements on pages 8-13.

                    Other noninterest income increased $97 million and $353 million in the third quarter and first nine months of 1996, respectively, compared to the same periods a year ago. Higher income related to venture capital activities, net gains on sales of subsidiaries and operations, and net gains on sales of assets, contributed to the increase and were partially offset by declines in other income.

                    Noninterest income related to venture capital activities increased $43 million and $75 million in the third quarter and first nine months of 1996, respectively, from the comparable periods in 1995. These increases were primarily due to realized capital gains and partnership distributions.

                    The net gain on sales of subsidiaries and operations increased $41 million and $192 million in the third quarter and first nine months of 1996, respectively, compared to the same periods a year ago. Third quarter and year-to-date 1996 amounts included a $39 million gain that resulted from a reduction of BAC's equity interest in KorAm Bank, an Asian investment, while year-to-date 1996 included a gain of $82 million from the sale of a Hong Kong consumer and commercial finance subsidiary and a net gain of $50 million associated with the divestiture of BAC's ITSS business.



================================================================================

NONINTEREST INCOME
--------------------------------------------------------------------------------
                                                              NINE MONTHS ENDED
                                        THIRD QUARTER            SEPTEMBER 30
                                     -------------------     -------------------
(IN MILLIONS)                         1996         1995          1996    1995
--------------------------------------------------------------------------------
  FEES AND COMMISSIONS
  Deposit account fees:
   Retail                            $  261      $  238        $  770   $  687
   Commercial                            84          91           265      282
  Credit card fees:
   Membership                             6          12            29       39
   Other                                 86          70           238      192
  Trust fees:
   Corporate and employee benefit         2          12            15       41
   Personal and other                    51          60           157      187
  Other fees and commissions:
   Loan fees and charges                 92          74           258      242
   Off-balance-sheet
    credit-related instrument fees       91          88           264      256
   Financial services fees               64          52           152      143
   Mutual fund and annuity
    commissions                          23          21            75       60
   Other                                 90          88           264      264
--------------------------------------------------------------------------------
                                        850         806         2,481    2,393
--------------------------------------------------------------------------------

  Trading income                        153         132           496      412
--------------------------------------------------------------------------------
  OTHER NONINTEREST INCOME
  Venture capital activities             97          54           319      244
  Net gain (loss) on sales of
   subsidiaries and operations           41           -           175      (17)
  Net gain on sales of  assets/a/        64          27           134       42
  Net gain on available-for-sale
   securities                             7          17            41       27
  Other income                          107         121           267      287
--------------------------------------------------------------------------------
                                        316         219           936      583
--------------------------------------------------------------------------------
                                     $1,319      $1,157        $3,913   $3,388
================================================================================

    /a/ Net gain on sales of assets includes gains and losses from the disposition of loans, premises and equipment, and certain other assets.

--------------------------------------------------------------------------------

                Net gain on sales of assets increased $37 million and $92 million in the third quarter and first nine months of 1996, respectively, compared to the same periods a year ago. These increases included higher gains on loan sales and gains on sales of leased personal property, primarily airplanes.

                Other income decrease $14 million and $20 million in the third quarter and first nine months of 1996, respectively, compared to the same periods a year ago. Third quarter and year-to-date 1996 amounts included a $43 million gain on the liquidation Australian subsidiary, while year-to-date 1995 included higher other earnings of $75 million, primarily due to a $50 million gain from the sale of an asset received in lieu of debt repayment. In addition, equity income decreased $18 million from the first nine months of 1995. These decreases were partially offset by $39 million in higher dividends earned on investments in the first nine months of 1996.

--------------------------------------------------------------------------------

NONINTEREST      Noninterst expense for the third quarter and first nine months
EXPENSE          of 1996 was $2,081 million and $6,091 million, respectively, up
                 $88 million and $56 million from the comparable periods in 1995. Noninterest expense in the third quarter and first nine months of 1998 included a one-time assessment associated with the recapitalization of the SAIF of $82 million, while the third quarter and first nine months of 1995 included a $65 million refund received from the Federal Deposit Insurance
                 Corporation (FDIC), both of which are discussed in more detail below.

                 Personnel expense (salaries and employee benefits) for the third quarter of 1996 was $1,013 million, down $21 million from the third quarter of 1995. Personnel expense for the first nine months of 1996 was $3,063 million, essentially unchanged from the same period in 1995. Salary expense decreased by $17 million and $33 million for the third quarter and first nine months of 1996, respectively, compared to the same periods a year ago, primarily due to reduced staff levels. The decline in year-to-date 1996 salaries was more than offset by an increase of $35 million in employee benefits, primarily attributable to retirement plan enhancements that became effective January 1, 1996. BAC's staff level on a full-time-equivalent (FTE) basis was approximately 78,200 at September 30, 1996, down from approximately 80,200 at September 30, 1995. FTE is a measurement equal to one full-time employee working a standard day. BAC had approximately 92,700 employees at September 30, 1996, down from approximately 95,500 at the same date a year earlier. These amounts include both full-time and part-time employees.

                 Regulatory fees and related expenses were $95 million and $121 million for the third quarter and first nine months of 1996, respectively, up $65 million and down $32 million from the same periods a year ago. Regulatory fees in the third quarter and first nine months of 1996 included a one-time assessment of $82 million associated with the recapitalization of the SAIF. Regulatory fees in the third quarter and first nine months of 1995 include a $85 million refund received from the FDIC. Approximately $50 million of this refund related to a reduction of third quarter 1995 insurance rates, while the remaining portion was applicable to payments made in the second quarter of 1995 for the month of June. This refund resulted from a reduction in the FDIC assessment rate announced in 1995. Under the new rate structure, the well-capitalized and highest rated banks only pay a membership fee for BIF Insurance, effective January 1996.

--------------------------------------------------------------------------------------------------------------------------

                 Other expense for the third quarter and first nine months of 1996 increased by $25 million and $85 million, respectively, compared to the same periods in 1995 and included increases to litigation and other reserves.

--------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
--------------------------------------------------------------------------------------------------------------------------
                                                                                                        NINE MONTHS ENDED
                                                                         THIRD QUARTER                     SEPTEMBER 30
                                                                  ------------------------        ------------------------
(IN MILLIONS)                                                        1996           1995            1996            1995
--------------------------------------------------------------------------------------------------------------------------
Salaries                                                          $    822       $   839          $ 2,457       $  2,490
Employee benefits                                                      191           195              606            571
Occupancy                                                              188           185              564            540
Equipment                                                              180           170              518            494
Amortization of intangibles                                             93           110              281            329
Communications                                                          89            89              271            266
Regulatory fees and related expenses                                    95             7              121            153
Other real estate owned expense                                         15            15               11             15
Other expense                                                          408           383            1,262          1,177
--------------------------------------------------------------------------------------------------------------------------
                                                                   $ 2,081      $ 1,993           $ 6,091        $ 6,035
==========================================================================================================================
Full-time-equivalent staff at period end                            78,200       80,200            78,200         80,200
Employees at period end                                             92,700       95,500            92,700         95,500

--------------------------------------------------------------------------------------------------------------------------

INCOME         The provision for income taxes was $472 million and $506 million
TAXES          for the quarters ended September 30, 1996 and 1995, respectively, reflecting forecasted annual effective income tax rates of 41.2 percent and 41.8 percent, respectively.

               For further information concerning BAC's provision for federal, state, and foreign income taxes for the most recent five quarters, refer to Note 5 of the Notes to Consolidated Financial Statements on page 8.

Balance Sheet Review
================================================================================

                Interest-earning assets totaled $204 billion at September 30, 1996, up $11 billion, or 6 percent, from year-end 1995. Growth in interest-earning assets, primarily loans, trading account assets, and securities purchased under resale agreements, was funded by increases in liabilities, such as short-term borrowings, foreign interest-bearing deposits, and securities sold under repurchase agreements.

                Total deposits at September 30, 1996 increased $4.4 billion from December 31, 1995. The growth was primarily attributable to a $4.0 billion increase in foreign deposits that resulted from BAC's continued participation in selected global markets.

                In June 1996, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125), which is effective for fiscal years beginning after December 31, 1996. However, the FASB has since issued an Exposure Draft that, if implemented, would delay the adoption of SFAS No. 125 as it applies to securities lending, repurchase agreements, dollar rolls, and other similar secured financing transactions until after December 31, 1997. BAC does not expect that, at adoption, SFAS No. 125 will have a material effect on its financial position or results of operations.

====================================================================================================

CREDIT CARD      During the third quarter of 1996, $0.5 billion of credit card
SECURITIZATION   receivables was securitized and sold. The securitization
                 affects, among other things, the manner and time period in which revenue is reported in the statement of operations.  The amounts that would otherwise be included in net interest
                 revenue are instead included in noninterest income as fees and commissions, net of any credit losses on the securitized
                 portion of the credit card portfolio.

----------------------------------------------------------------------------------------------------
IMPACT OF CREDIT CARD SECURITIZATION
----------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED SEPTEMBER 30, 1996
                                               -----------------------------------------------------
                                                         BEFORE
                                                    CREDIT CARD        CREDIT CARD
(DOLLAR AMOUNTS IN MILLIONS)                     SECURITIZATION     SECURITIZATION        REPORTED
----------------------------------------------------------------------------------------------------
Operating Results
Net interest income                                    $  2,162          $   (10)         $  2,152
Noninterest income                                        1,314                5             1,319
----------------------------------------------------------------------------------------------------
  Total revenue                                           3,476               (5)            3,471
Noninterest expense                                       2,081                -             2,081
----------------------------------------------------------------------------------------------------
Income before provision for credit
  losses and income taxes                                 1,395               (5)            1,390
Provision for credit losses                                 240               (5)/a/           235
----------------------------------------------------------------------------------------------------
  Income before income taxes                           $  1,155          $     -          $  1,155
====================================================================================================
NET INTEREST MARGIN                                        4.18%           (0.01)%            4.17%
----------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END
Credit card loans outstanding                          $  9,521          $  (500)         $  9,021
Total assets                                            243,453             (500)          242,953
----------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
Credit card loans                                         9,370             (403)            8,967
Earning assets                                          207,021             (403)          206,618
Total assets                                            244,172             (403)          243,769
----------------------------------------------------------------------------------------------------
NET CREDIT LOSSES                                           116               (5)              111
----------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Annualized ratio of net credit losses to
  average credit card loans outstanding                    4.96%           (0.01)%            4.95%
Delinquent credit card loan ratio                          2.30            (0.01)             2.29
====================================================================================================

  /a/  Represents the investors' share of charge-offs.

====================================================================================================================================


AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES - AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
------------------------------------------------------------------------------------------------------------------------------------

                                                 THIRD QUARTER 1996                                 THIRD QUARTER 1995
                                  ------------------------------------------------  ------------------------------------------------
                                                                              RATE                                              RATE
                                                                 RATE     BASED ON                                 RATE     BASED ON
                                                             BASED ON    AMORTIZED                             BASED ON    AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)      BALANCE/A/  INTEREST/B/  FAIR VALUE/B/   COST/B/  BALANCE/A/  INTEREST/B/  FAIR VALUE/B/   COST/B/
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
   agency securities               $ 1,559      $ 26         6.69%        6.59%       $1,644        $ 26      6.31%          6.30%
Mortgage-backed securities           5,995       103         6.91         6.82         4,877          85      7.00           7.01
Other domestic securities              753        11         5.64         6.57           714           9      5.24           5.97
Foreign securities                   3,066/c/     70         8.96/d/      8.54/d/      2,722/c/       80     11.62/d/       10.77/d/
------------------------------------------------------------------------------------------------------------------------------------
                                   $11,373      $210         7.34%        7.25%       $9,957        $200      8.02%          7.93%
------------------------------------------------------------------------------------------------------------------------------------

                                                                       THIRD QUARTER 1996                  THIRD QUARTER 1995
                                                              ----------------------------------  ----------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                  BALANCE/A/  INTEREST/B/   RATE/B/   BALANCE/A/   INTEREST/B/   RATE/B/
------------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government agency securities            $   16       $   -       4.65%       $  381       $    7      6.78%
Mortgage-backed securities                                       2,262          43       7.59         4,494           80      7.16
State, county, and municipal securities                            408           7       7.33           441            8      7.26
Other domestic securities                                           66           1       6.75           177            3      7.37
Foreign securities                                               1,469          27       7.18         1,562           31      7.82
------------------------------------------------------------------------------------------------------------------------------------
                                                                $4,221       $  78       7.40%       $7,055       $  129      7.30%
------------------------------------------------------------------------------------------------------------------------------------

                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                  --------------------------------------------------------------------------------------------------
                                                      1996                                              1995
                                  ------------------------------------------------  ------------------------------------------------
                                                                              RATE                                              RATE
                                                                 RATE     BASED ON                                 RATE     BASED ON
                                                             BASED ON    AMORTIZED                             BASED ON    AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)      BALANCE/A/  INTEREST/B/  FAIR VALUE/B/   COST/B/  BALANCE/A/  INTEREST/B/  FAIR VALUE/B/   COST/B/
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
   agency securities              $ 1,471     $ 74         6.72%         6.69%       $1,658     $  81        6.55%         6.48%
Mortgage-backed securities          6,217      317         6.81          6.79         4,973       259        6.95          6.87
Other domestic securities             740       32         5.72          6.69           640        25        5.19          5.76
Foreign securities                  2,828/c/   215        10.14/d/       9.58/d/      2,436/c/    203       11.12/d/       9.97/d/
------------------------------------------------------------------------------------------------------------------------------------
                                  $11,256     $638         7.56%         7.51%       $9,707     $ 568        7.81%         7.58%
------------------------------------------------------------------------------------------------------------------------------------

                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                  --------------------------------------------------------------------------------------------------
                                                                            1996                               1995
                                                              ----------------------------------  ----------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                  BALANCE/A/  INTEREST/B/   RATE/B/   BALANCE/A/   INTEREST/B/   RATE/B/
------------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government agency securities            $   38         $   1      4.86%     $  421      $   21      6.79%
Mortgage-backed securities                                       2,347           134      7.60       4,597         246      7.14
State, county, and municipal securities                            421            24      7.58         443          26      7.86
Other domestic securities                                          112             6      7.31         182          11      7.68
Foreign securities                                               1,491            81      7.23       1,742         101      7.73
------------------------------------------------------------------------------------------------------------------------------------
                                                                $4,409         $ 246      7.44%     $7,385      $  405      7.32%
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

Credit Risk Management
================================================================================

Loan Portfolio          Total Loans at September 30, 1996 were up $6.5 billion,
Management              or 4 percent, from year-end 1995. This growth was
                        primarily in the domestic consumer and foreign portfolios.

======================================================================================================
LOAN OUTSTANDINGS
------------------------------------------------------------------------------------------------------
                                                           1996                           1995
                                            ---------------------------------     --------------------
(IN MILLIONS)                               SEPT. 30     JUNE 30     MARCH 31     DEC. 31     SEPT. 30
------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
 Residential first mortgages                $ 37,445    $ 38,012     $ 37,701    $ 36,572     $ 36,082
 Residential junior mortgages                 14,525      14,386       13,889      13,777       14,162
 Other installment                            15,998      15,057       14,682      13,834       12,728
 Credit card                                   9,021       9,342        8,919       9,139        8,622
 Other individual lines of credit              1,845       1,824        1,845       1,847        1,816
 Other                                           303         307          304         319          289
------------------------------------------------------------------------------------------------------
                                              79,137      78,928       77,340      75,488       73,699

Commercial:
 Commercial and industrial                    33,076      33,097       32,193      32,745       31,896
 Loans secured by real estate                 12,062      11,410       11,052      10,975       10,776
 Construction and development loans
  secured by real estate                       2,530       2,896        3,107       3,153        3,214
 Financial institutions                        2,537       3,075        2,705       2,834        2,561
 Lease financing                               2,682       2,019        1,941       1,927        1,910
 Agricultural                                  1,561       1,581        1,585       1,737        1,591
 Loans for purchasing or carrying securities   1,328       1,399        1,402       1,458        1,236
 Other                                         1,253       1,146        1,211       1,574        1,409
------------------------------------------------------------------------------------------------------
                                              57,029      56,623       55,196      56,403       54,593
------------------------------------------------------------------------------------------------------
                                             136,166     135,551      132,536     131,891      128,292

FOREIGN
Commercial and industrial                     16,257      15,958       15,183      15,003       15,314
Banks and other financial institutions         3,480       4,077        2,916       3,386        2,795
Governments and official institutions            943       1,015        1,334       1,020        1,077
Other                                          4,987       4,039        4,186       4,073        3,734
------------------------------------------------------------------------------------------------------
                                              25,667      25,089       23,619      23,482       22,920
------------------------------------------------------------------------------------------------------
    Total loans                              161,833     160,640      156,155     155,373      151,212
Less:  Allowance for credit losses             3,511       3,495        3,496       3,554        3,655
------------------------------------------------------------------------------------------------------
                                            $158,322    $157,145     $152,659    $151,819     $147,557
--------------------------------------------==========================================================

=========================================================================================================
                  Domestic Consumer Loans -- During the nine months ended
                  September 30, 1996, domestic consumer loans rose by $3.6
                  billion, or 5 percent, particularly in the southwest, midwest, and southeast regions of the country, reflecting increased diversification in BAC's lending activities. The rise in loans included an increase of $2.2 billion in other installment
                  loans, primarily due to growth in manufactured housing loans in the South, reflecting strong customer demand and BAC's
                  continued expansion in this region. In addition, residential first mortgages increased $0.9 billion and residential junior mortgages increased by $0.7 billion. Continuation of this
                  level of loan growth will depend upon both future economic conditions and customer demand.

==========================================================================================================

  DOMESTIC CONSUMER LOANS BY GEOGRAPHIC AREA AND LOAN TYPE AS OF SEPTEMBER 30, 1996

----------------------------------------------------------------------------------------------------------
                 RESIDENTIAL   RESIDENTIAL
                       FIRST        JUNIOR        CREDIT  MANUFACTURED                  OTHER        TOTAL
(IN MILLIONS)      MORTGAGES     MORTGAGES          CARD       HOUSING       AUTO    CONSUMER     CONSUMER
  --------------------------------------------------------------------------------------------------------
  California         $26,764       $ 9,635        $4,401        $1,066     $2,307      $2,244      $46,417
  Washington           1,705         1,862         1,281           337      1,373         506        7,064
  Arizona              1,307           879           301           206        563         150        3,406
  Texas                  892           137           417           563        648         305        2,962
  Oregon               1,113           503           254           146        289         197        2,502
  Nevada                 702           347           144            95        192         107        1,587
  Other/a/             4,962         1,162         2,223         5,214        431       1,207       15,199
  --------------------------------------------------------------------------------------------------------
                     $37,445       $14,525        $9,021        $7,627     $5,803      $4,716      $79,137
  ========================================================================================================

    /a/ No other state individually exceeded 2 percent of total domestic consumer loans.

               Delinquent domestic consumer loans that are 60 days or more past due totaled $902 million at September 30, 1996, a decrease of $120 million from the December 31, 1995 level. The decrease is primarily due to a reduced level of delinquencies in residential first mortgages in Southern California.

===========================================================================================================

  DOMESTIC CONSUMER LOAN DELINQUENCY INFORMATION/a/

-----------------------------------------------------------------------------------------------------------
                                                        1996                                1995
                                         --------------------------------         -------------------------
  (DOLLAR AMOUNTS IN MILLIONS)             SEPT. 30    JUNE 30     MARCH 31         DEC. 31          SEPT. 30
-----------------------------------------------------------------------------------------------------------

  DELINQUENT CONSUMER LOANS
  Residential first mortgages                $518       $535         $609            $642              $644
  Residential junior mortgages                 64         70           82              90                92
  Credit card                                 207        204          199             190               164
  Other                                       113         96           94             100                81
-----------------------------------------------------------------------------------------------------------
                                             $902       $905         $984          $1,022             $ 981
-----------------------------------------------------------------------------------------------------------

  DELINQUENT CONSUMER LOAN RATIOS/b/
  Residential first mortgages                1.38%      1.41%        1.61%           1.76%             1.79%
  Residential junior mortgages               0.44       0.48         0.59            0.67              0.65
  Credit card                                2.29       2.19         2.23            2.08              1.91
  Other                                      0.63       0.56         0.56            0.62              0.55
  Total                                      1.14       1.15         1.27            1.36              1.33
---------------------------------------------==============================================================

  /a/ 60 days or more past due.
  /b/ Ratios represent delinquency balances expressed as a percentage of total loans for that loan category.

================================================================================

                Domestic Commercial Loans -- Domestic commercial loans increased $0.6 billion, or 1 percent, during the nine months ended September 30, 1996. Loans secured by real estate increased by $1.1 billion and lease financing increased by $0.8 billion, primarily due to the acquisition of a transportation and industrial lease financing portfolio during the third quarter of 1996. These increases were partially offset by decreases in most other commercial loan categories.

================================================================================
Domestic Commercial Loans Secured by Real Estate by Geographic Area and Project Type at September 30, 1996
================================================================================

                                    Light  Apartment &
(in millions)    Office  Retail  Industry  Condominium  Hotel   Other    Total
==============================================================================
California       $1,478  $1,409    $1,370       $  941   $146  $  776  $ 6,120
Washington          483     354       503          440    161     531    2,472
Nevada              154     182        69          196    107     186      894
Oregon              137     127        68          150     44      44      570
Arizona              58      98        56           90     41     111      454
Other/a/            520     244       133          214    221     220    1,552
------------------------------------------------------------------------------
                 $2,830  $2,414    $2,199       $2,031   $720  $1,868  $12,062
-----------------=============================================================

/a/ No other state individually exceeded 2 percent of total domestic commercial loans secured by real estate.

==============================================================================
Domestic Construction and Development Loans by Geographic Area and Project Type at September 30, 1996

========================================================================================
                                      Apartment &             Light
  (in millions)  Subdivision  Retail  Condominium  Office  Industry  Hotel  Other  Total
========================================================================================
California        $253       $244      $101       $137      $ 86   $ 74   $ 73  $  968
Washington         227         62        64         67        24     15     66     525
Nevada              69         41        84         32        26     33     61     346
Arizona             48         11        57          1         3      -     16     136
Texas               17         23        54          1         -      -      9     104
Oregon               6         17        29         12         -      3     16      83
Georgia             15         53        11          -         -      1      -      80
Other/a/            21        118        37         12        22      -     78     288
----------------------------------------------------------------------------------------
                  $656       $569      $437       $262      $161   $126   $319  $2,530
------------------======================================================================

/a/ No other state individually exceeded 2 percent of total domestic construction and development loans.

================================================================================

                 Foreign Loans -- Foreign loans increased $2.2 billion, or 9 percent, between year-end 1995 and September 30, 1996. Commercial and industrial loans grew by $1.3 billion. In addition, other loans increased by $0.9 billion, primarily due to the acquisition of a transportation and industrial lease financing portfolio during the third quarter of 1996.

--------------------------------------------------------------------------------

EMERGING MARKET  In connection with its effort to maintain a diversified
EXPOSURE         portfolio, BAC limits its exposure to any one country.
                 In particular, BAC monitors its exposure to economies that are considered to be emerging markets. As indicated in the table below, at September 30, 1996, BAC's emerging market exposure totaled $10.5 billion, or 4 percent of total assets, compared to $8.8 billion, or 4 percent, at year-end 1995. This exposure represents loans, restructured debt, which is included in the securities portfolios, and other monetary assets. BAC's investments in emerging markets are predominantly concentrated in Latin America and Asia. As developing countries in these areas improve their economic performance, business environment, infrastructure, and regional trade capabilities, BAC expects to continue to expand its investment in these regions.

================================================================================

EMERGING MARKET EXPOSURE
-------------------------------------------------------------------------------------------------------------------
                                                                  SEPTEMBER 30, 1996
                   ------------------------------------------------------------------------------------------------
                                  LOANS          AVAILABLE-FOR-SALE SECURITIES/a/   HELD-TO-MATURITY SECURITIES/a/
                          ---------------------  --------------------------------  --------------------------------
                                     MEDIUM-AND
(IN MILLIONS)   TOTAL/c/  SHORT-TERM  LONG-TERM  COLLATERALIZED  UNCOLLATERALIZED  COLLATERALIZED  UNCOLLATERALIZED
-------------------------------------------------------------------------------------------------------------------
Mexico            $2,740      $  265     $  575/d/         $325               $18          $  856              $161
Brazil             1,435         588          -               6                10               -                30
India              1,158          96        103               -                 -               -                 -
Chile              1,020         155        172               -                 -               -                 -
Argentina            935         238         64               -                 2               -                38
China                646         274         21               -                 -               -                 -
Indonesia            433         248         44               -                 -               -                 -
Philippines          432          62         23              21                32               -                 -
Colombia             417         120        212               -                15               -                 3
Venezuela            395          20          9              19                 -             288                21
Other/e/             893          73        155             136                 -               -                 -
--------------------------------------------------------------------------------------------------------------------
                  $10,504     $2,139/f/  $1,378/f/         $507/g/            $77/g/       $1,144/h/           $253/h/
------------------==================================================================================================

                  OTHER/B/
           ----------------------
                       MEDIUM-AND
           SHORT-TERM   LONG-TERM
---------------------------------
Mexico         $  527        $ 13
Brazil            784          17
India             956           3
Chile             608          85
Argentina         559          34
China             337          14
Indonesia         140           1
Philippines       279          15
Colombia           66           1
Venezuela          19          19
Other/e/          529           -
---------------------------------
               $4,804        $202
---------------==================

/a/  Represents medium- and long-term exposure.

/b/ Includes the following assets, primarily in U.S. dollars, with borrowers or customers in a foreign country: accrued interest receivable, acceptances, interest-bearing deposits with other banks, trading account assets, other interest-earning investments, and other monetary assets.

/c/ Excludes local currency outstandings that were funded by local currency borrowings as follows: $46 million for Mexico, $54 million for Brazil, $280 million for India, $82 million for Chile, $11 million for Argentina, $99 million for Indonesia, $56 million for the Philippines, and $9 million for Venezuela.

/d/ Includes a $30 million loan that is collateralized by zero-coupon U.S. Treasury securities.

/e/ No other country individually exceeded 2 percent of total emerging market exposure.

/f/  Total loans include nonaccrual loans of $46 million.

/g/ Total available-for-sale securities includes $6 million of nonaccrual debt-restructuring bonds.

/h/ Total fair value of held-to-maturity securities was approximately $1.1 billion.

================================================================================
Allowance For    The allowance for credit losses at September 30, 1996 was
Credit Losses    $3,511 million, or 2.17 percent of loans outstanding, compared with $3,554 million, or 2.29 percent, at December 31, 1995. The ratio of the allowance for credit losses to total nonaccrual assets was 314 percent at September 30, 1996, up from 188 percent at December 31, 1995.

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

======================================================================================================================
COMPOSITION OF ALLOWANCE FOR CREDIT LOSSES
----------------------------------------------------------------------------------------------------------------------
                                                                   1996                                  1995
                                                ----------------------------------------        ----------------------
(IN MILLIONS)                                   SEPT. 30          JUNE 30       MARCH 31        DEC. 31       SEPT. 30
----------------------------------------------------------------------------------------------------------------------
Special mention and classified:
  Historical loss experience component           $  393          $  406         $  471          $  506          $  483
  Credit management allocated component             375             398            380             377             439
----------------------------------------------------------------------------------------------------------------------
    Total special mention and classified            768             804            851             883             922
Other:
  Domestic consumer                               1,366           1,333          1,288           1,247           1,189
  Domestic commercial                               255             240            237             229             231
  Foreign                                           288             283            283             300             317
----------------------------------------------------------------------------------------------------------------------
    Total allocated                               2,677           2,660          2,659           2,659           2,659
Unallocated                                         834             835            837             895             996
----------------------------------------------------------------------------------------------------------------------
                                                 $3,511          $3,495         $3,496          $3,554          $3,655
-------------------------------------------------=====================================================================

                 Net credit losses for the third quarter and first nine months of 1996 were $226 million and $711 million, up $75 million and $353 million, respectively, from the same periods a year ago. These increases were largely in the domestic commercial and consumer portfolios.

                 Domestic commercial net credit losses for the third quarter and first nine months of 1996 increased $54 million and $164 million, respectively, from the comparable periods in 1995, primarily in the construction and development, commercial and industrial, and financial institutions portfolios. The increase in net charge-offs of construction and development loans was due to lower credit recoveries in 1996. Higher charge-offs on loans to large corporate borrowers accounted for the rise in the commercial and industrial sector. Increased charge-offs on loans to financial institutions resulted primarily from a decline in the collateral value of a loan to a particular borrower.

                 Domestic consumer net credit losses for the third quarter and first nine months of 1996 increased $36 million and $140 million, respectively, from the amounts reported in the same periods a year ago. This increase was primarily in the consumer installment and credit card categories. Higher charge-offs of consumer installment loans were driven by growth in the manufactured housing portfolio. Loan growth coupled with higher levels of personal bankruptcy filings contributed to increased charge-offs in the credit card portfolio.

                 Foreign net credit losses in the third quarter of 1996 decreased $15 million from the comparable period in 1995. Net credit recoveries for the nine months ended September 30, 1996 were lower by $49 million compared to the same period a year ago as a result of significant recoveries on loans to borrowers in Brazil and Equador in 1995.

====================================================================================================================================

QUARTERLY CREDIT LOSS EXPERIENCE
------------------------------------------------------------------------------------------------------------------------------------

                                                  1996                                      1995                   NINE MONTHS ENDED
                                  --------------------------------------          ------------------------            SEPTEMBER 30
                                   THIRD          SECOND          FIRST           FOURTH            THIRD        ------------------
(DOLLAR AMOUNTS IN MILLIONS)      QUARTER         QUARTER        QUARTER          QUARTER          QUARTER          1996       1995
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses
Balance, beginning of period       $3,495          $3,496         $3,554           $3,655           $3,695        $3,554     $3,690
Credit losses
Domestic consumer:
  Residential first mortgages          12              12             11               12               12            35         37
  Residential junior
   mortgages                           17              16             20               19               19            53         55
  Credit card                         119             117            113              100              101           349        286
  Other                               114             104             98               83               61           316        169
Domestic commercial:
  Commercial and industrial            20              50             40               82               19           110         57
  Loans secured by real
   estate                               5               2             12               10                7            19         40
  Construction and
   development loans
   secured by real estate              17              16             26                6                8            59         30
  Financial institutions                -              23             23                -                1            46          1
  Lease financing                       1               -              -                1                -             1          -
  Agricultural                          -               1              -                -                -             1          3
  Loans for purchasing or
   carrying securities                  -               -              -                5                -             -          -
Foreign                                18               2              4               13               27            24          2
------------------------------------------------------------------------------------------------------------------------------------

    Total credit losses               323             343            347              331              255         1,013        680

Credit loss recoveries
Domestic consumer:
  Residential first
   mortgages                            1               -              -                -                -             1          1
  Residential junior
   mortgages                            4               4              4                4                3            12         12
  Credit card                           8               9             10                7               10            27         34
  Other                                51              41             37               28               18           129         56
Domestic commercial:
  Commercial and industrial            11              21             28               22               13            60         61
  Loans secured by real
   estate                               3               2              4                6                3             9         10
  Construction and
   development loans
   secured by real estate               1               3              6                3               41            10         63
  Financial institutions                -               -              2                1                2             2          4
  Lease financing                       1               1              1                -                1             3          4
  Agricultural                          -               3              -                2                2             3          5
  Loans for purchasing or
   carrying securities                  -               1              -                -                -             1          -
Foreign                                17              12             16               27               11            45         72
------------------------------------------------------------------------------------------------------------------------------------

Total credit loss recoveries           97              97            108              100              104           302        322
------------------------------------------------------------------------------------------------------------------------------------

    Total net credit losses           226             246            239              231              151           711        358
Provision for credit losses           235             250            180              130              110           665        310
Allowance related to
 mergers and acquisitions               -               -              -                -                -             -        3/a/

Other net additions
 (deductions)                           7              (5)             1                -                1             3         10
------------------------------------------------------------------------------------------------------------------------------------

     Balance, End of Period        $3,511          $3,495         $3,496           $3,554           $3,655        $3,511     $3,655
----------------------------------==================================================================================================
Annualized Ratio of Net
 Credit Losses (Recoveries)
 to Average Loan Outstandings
Domestic consumer:
  Residential first mortgages        0.12%        0.13%            0.11%             0.13%           0.13%         0.12%      0.14%
  Residential junior mortgages       0.35         0.33             0.48              0.41             0.45          0.38       0.42
  Credit card                        4.95         4.76             4.62              4.20             4.28          4.78       4.18
  Other                              1.44         1.48             1.49              1.40             1.20          1.47       1.11
Domestic commercial:
  Commercial and industrial          0.11         0.34             0.15              0.76             0.07          0.20      (0.02)
  Loans secured by real estate       0.07            -             0.29              0.13             0.16          0.12       0.38
  Construction and
   development loans
   secured by real estate            2.34         1.80             2.46              0.40            (3.97)         2.20      (1.30)
  Financial institutions                -         2.93             3.08             (0.10)           (0.26)         2.08      (0.20)
  Lease financing                       -        (0.18)           (0.16)             0.03            (0.17)        (0.12)     (0.23)
  Agricultural                          -        (0.19)               -             (0.31)           (0.42)        (0.18)     (0.20)
  Loans for purchasing or
   carrying securities                  -        (0.27)               -              1.50                -         (0.12)         -
    Total domestic                   0.66         0.77             0.76              0.75             0.42          0.73       0.46
Foreign                              0.01        (0.17)           (0.21)            (0.26)            0.29         (0.12)     (0.43)
  Total                              0.56         0.63             0.62              0.60             0.40          0.60       0.33
Ratio of Allowance to
 Loans at Quarter End                2.17         2.18             2.24              2.29             2.42          2.17       2.42
Earnings Coverage of Net
 Credit Losses/b/                    6.15x        6.03x            5.89x             5.77x            8.75x         6.02x     10.27x
------------------------------------------------------------------------------------------------------------------------------------

/a/ Represents the addition of consummation date allowance for credit losses of
    Arbor National Holdings, Inc.
/b/ Earnings coverage of net credit losses is calculated as income before income taxes plus the provision for credit losses as a multiple of net credit losses.

================================================================================

Nonperforming           Total nonaccrual assets decreased $772 million, or 41
Assets                  percent, between year-end 1995 and September 30, 1996.
                        This decrease reflected improvements in most segments of the loan portfolio, particularly in construction and development loans and in commercial and industrial loans. These improvements resulted primarily from full or partial payments on nonaccrual loans. Other significant factors that contributed to the decrease were charge-offs and the restoration of nonaccrual loans to accrual status in most loan categories, including a large construction and development real estate loan. The decrease in nonaccruals also reflects low levels of loans being placed on nonaccrual status.

                        The improvement in BAC's credit quality during the first nine months of 1996 was also reflected in BAC's nonperforming asset ratios. At September 30, 1996, the ratio of nonaccrual loans to total loans was 0.69 percent, down from 1.22 percent at December 31, 1995. In addition, the ratio of nonperforming assets (comprised of nonaccrual assets and other real estate owned) to total assets declined 41 basis points from year-end 1995 to 0.62 percent at September 30, 1996.

                        For further information concerning nonaccrual assets, refer to the tables below and on pages 38 and 39.

================================================================================

ANALYSIS OF CHANGE IN NONACCRUAL ASSETS
--------------------------------------------------------------------------------------------------------------------------


                                                           1996                                            1995
                                         -----------------------------------------                ------------------------
                                           THIRD           SECOND            FIRST                 FOURTH            THIRD
(IN MILLIONS)                            QUARTER          QUARTER          QUARTER                QUARTER          QUARTER
--------------------------------------------------------------------------------------------------------------------------

Balance, beginning of quarter             $1,488           $1,697           $1,891                 $1,855           $1,962
Additions:
  Loans placed on nonaccrual
   status                                     66              129              191                    532              392
  Leases acquired                             34                -                -                      -                -
Deductions:
  Sales                                       (4)             (26)             (67)                   (21)              (8)
  Restored to accrual status                (229)             (37)             (60)                   (70)            (151)
  Foreclosures                                (5)              (6)             (11)                   (32)             (55)
  Charge-offs                                (51)             (77)             (90)                   (92)             (35)
  Other, primarily payments                 (180)            (192)            (157)                  (281)            (250)
--------------------------------------------------------------------------------------------------------------------------

    Balance, End of Quarter               $1,119           $1,488           $1,697                $1,891           $1,855
 -----------------------------------------================================================================================


================================================================================

NONACCRUAL ASSETS, RESTRUCTURED LOANS, AND LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
-----------------------------------------------------------------------------------------------------------------------------
                                                                  1996                                      1995
                                               ------------------------------------------          --------------------------
(IN MILLIONS)                                  SEPT. 30          JUNE 30         MARCH 31          DEC. 31         SEPT. 30
-----------------------------------------------------------------------------------------------------------------------------
Nonaccrual Assets
Domestic consumer loans:
  Residential first mortgages                    $  233           $  272           $  301           $  311           $  314
  Residential junior mortgages                       55               66               69               72               67
  Other consumer                                      3                4                3                2                3
Domestic commercial loans:
  Commercial and industrial                         323              381              457              511              612
  Loans secured by real estate                      229              245              251              280              329
  Construction and development loans
   secured by real estate                           119              346              417              495              304
  Financial institutions                              5                4               25               46                2
  Lease financing                                     1                3                -                -                1
  Agricultural                                       28               34               33               29               35
-----------------------------------------------------------------------------------------------------------------------------
                                                    996            1,355            1,556            1,746            1,667

Foreign loans, primarily commercial                 122              130              138              142              185

Other interest-bearing assets                         1                3                3                3                3
------------------------------------------------------------------------------------------------------------------------------
                                                 $1,119/a/         1,488/a/         1,697/a/         1,891/a/         1,855/a/
-------------------------------------------------=============================================================================

Restructured Loans
Domestic commercial:
  Commercial and industrial                      $   21           $   29           $   29           $   78           $   78
  Loans secured by real estate                      236               55               60               18               19
  Construction and development loans
   secured by real estate                            16               15                1               15                3
  Agricultural                                        -                -                -                1                1
------------------------------------------------------------------------------------------------------------------------------
                                                    273               99               90              112              101
Foreign/b/                                            1                4                1                1                1
------------------------------------------------------------------------------------------------------------------------------
                                                 $  274           $  103           $   91           $  113           $  102
-------------------------------------------------=============================================================================

Loans Past Due 90 Days or More and Still
 Accruing Interest
Domestic consumer:
  Residential first mortgages                    $  145           $  133           $  163           $  180           $  181
  Residential junior mortgages                        8                5                8               12               19
  Other consumer                                    179              173              165              162              141
Domestic commercial:
  Commercial and industrial                          11               31               10               20               30
  Loans secured by real estate                        9                5                8                1               62
  Construction and development loans
   secured by real estate                             4               21                -                -                4
  Financial institutions                              -               21                1               16                1
  Lease financing                                     -                -                1                1                -
  Agricultural                                        4                -                -                -                -
------------------------------------------------------------------------------------------------------------------------------
                                                    360              389              356              392              438
Foreign                                               3                -                4               19                1
------------------------------------------------------------------------------------------------------------------------------
                                                 $  363           $  389           $  360           $  411           $  439
-------------------------------------------------=============================================================================

/a/ Excludes certain nonaccrual debt-restructuring par bonds and other instruments that were included in available-for-sale and held-to-maturity securities of $62 million at September 30, 1996, $6 million at June 30, 1996, $5 million at March 31, 1996, $62 million at December 31, 1995, and $189 million at September 30, 1995.

/b/ Excludes debt restructurings with countries that have experienced liquidity problems of $1.6 billion at September 30, 1996, $1.6 billion at June 30, 1996, $1.6 billion at March 31, 1996, $1.6 billion at December 31, 1995, and $1.9 billion at September 30, 1995. The majority of these instruments were classified as either available-for-sale or held-to-maturity securities.

================================================================================

INTEREST INCOME FOREGONE ON NONACCRUAL ASSETS
--------------------------------------------------------------------------------
                                                               NINE MONTHS ENDED
(IN MILLIONS)                                                 SEPTEMBER 30, 1996
--------------------------------------------------------------------------------
DOMESTIC
Interest income that would have been recognized had
  the assets performed in accordance with their
  original terms                                                            $187
Less:  Interest income included in the results of operations                  53
--------------------------------------------------------------------------------
  Domestic interest income foregone                                          134

FOREIGN
Interest income that would have been recognized had the
  assets performed in accordance with their original terms                    19
Less:  Interest income included in the results of operations                   9
--------------------------------------------------------------------------------
  Foreign interest income foregone                                            10
--------------------------------------------------------------------------------
                                                                            $144
----------------------------------------------------------------------------====

==============================================================================================================================

CASH INTEREST PAYMENTS ON NONACCRUAL ASSETS BY LOAN TYPE/a/
------------------------------------------------------------------------------------------------------------------------------

                                                                               SEPTEMBER 30, 1996
                                                ------------------------------------------------------------------------------
                                                                                    CUMULATIVE                       BOOK AS A
                                                CONTRACTUAL                           INTEREST     NONACCRUAL       PERCENTAGE
                                                  PRINCIPAL       CUMULATIVE           APPLIED           BOOK               OF
(DOLLAR AMOUNTS IN MILLIONS)                        BALANCE      CHARGE-OFFS      TO PRINCIPAL        BALANCE      CONTRACTUAL
------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                        $  236             $  2              $  1         $  233               99%
  Residential junior mortgages                           55                -                 -             55              100
  Other consumer                                         10                6                 1              3               31
Commercial:
  Commercial and industrial                             649              249                77            323               50
  Loans secured by real estate                          359              107                23            229               64
  Construction and development
    loans secured by real estate                        267              131                17            119               44
  Financial institutions                                 56               50                 1              5                8
  Lease financing                                         1                -                 -              1              100
  Agricultural                                           45               11                 6             28               62
------------------------------------------------------------------------------------------------------------------------------
                                                      1,678              556               126            996               59

FOREIGN, PRIMARILY COMMERCIAL                           247              100                24            123               50
------------------------------------------------------------------------------------------------------------------------------
                                                     $1,925             $656              $150         $1,119               58%
-----------------------------------------------------=========================================================================


CASH YIELD ON AVERAGE TOTAL NONACCRUAL BOOK BALANCE

------------------------------------------------------------------------------------------------------------------------------

                                                                       NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 1996
                                                     ---------------------------------------------------
                                                                                CASH INTEREST
                                                        AVERAGE               PAYMENTS APPLIED
                                                     NONACCRUAL      -----------------------------------
                                                           BOOK      AS INTEREST
(DOLLAR AMOUNTS IN MILLIONS)                            BALANCE           INCOME      OTHER/b/     TOTAL
--------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                            $  278              $ 9           $ 1      $ 10
  Residential junior mortgages                               66                4             -         4
  Other consumer                                              2                -             1         1
Commercial:
  Commercial and industrial                                 417               17            17        34
  Loans secured by real estate                              250                9             5        14
  Construction and development
    loans secured by real estate                            325               11            10        21
  Financial institutions                                     18                -             -         -
  Lease financing                                             1                -             -         -
  Agricultural                                               32                3             1         4
--------------------------------------------------------------------------------------------------------
                                                          1,389               53            35        88

FOREIGN, PRIMARILY COMMERCIAL                               131                9            13        22
--------------------------------------------------------------------------------------------------------
                                                         $1,520              $62           $48      $110
---------------------------------------------------------===============================================

CASH YIELD ON AVERAGE TOTAL NONACCRUAL BOOK BALANCE                                                 9.68%
--------------------------------------------------------------------------------------------------------

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

                     As an end user, BAC employs foreign exchange contracts to hedge foreign exchange risk and derivatives contracts to hedge interest rate risk and foreign exchange risk in connection with its own asset and liability management activities. More specifically, BAC primarily uses interest rate derivatives instruments to manage the interest rate risk associated with its assets and liabilities, including residential loans, long-term debt, and deposits.

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

                     For additional information concerning foreign exchange and derivatives contracts, including their respective notional, credit risk, credit exposure, and fair value amounts, refer to Note 7 of the Notes to Consolidated Financial Statements on pages 8-13.

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

            [GRAPH OF NET INTEREST RATE RISK POSITION APPEARS HERE]

                     Net Interest Rate Risk Position
                     (IN BILLIONS OF DOLLARS)         12/31/91    12/31/92    12/31/93    12/31/94    12/31/95    9/30/96
                     Net Interest Rate Risk Position    $(8.1)      $(6.9)       $ 1.0      $(2.8)        $0.0      $(1.7)

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

                     Gap mismatches result from timing differences in the repricing of assets, liabilities, and off-balance-sheet financial instruments. Expected interest rate sensitivity of individual categories of U.S. dollar-denominated assets and liabilities as of September 30, 1996 is shown in the table on page 42.


===========================================================================================================================

U.S. Dollar Denominated Interest Rate Sensitivity by Repricing or Maturity Dates
---------------------------------------------------------------------------------------------------------------------------
                                                                                September 30, 1996
                                                    -----------------------------------------------------------------------
                                                                     (Greater than)    (Greater than)       OVER
 (IN BILLIONS)                                      0-6 MONTHS        6-12 MONTHS        1-5 YEARS       5 YEARS     TOTAL
----------------------------------------------------------------------------------------------------------------------------
 Domestic Assets
 Federal funds sold and securities
   purchased under resale agreements                  $ 1.5              $    -           $   -         $   -        $  1.5
 Trading account securities                             1.6                   -               -             -           1.6
 Loans:
  Prime indexed                                        16.9                   -               -             -          16.9
  Adjustable rate residential first mortgages           9.0                 5.3             5.9           4.3          24.5
  Other loans, net                                     45.7                 7.7            18.7          13.0          85.1
 Other assets                                          12.3                 0.9            13.9           8.8          35.9
 --------------------------------------------------------------------------------------------------------------------------
   Domestic Assets                                     87.0                13.9            38.5          26.1         165.5
 --------------------------------------------------------------------------------------------------------------------------
 Domestic Liabilities and Stockholders' Equity
 Domestic deposits                                    (64.6)               (9.8)          (22.7)        (18.4)       (115.5)
 Other short-term borrowings                          (11.5)               (1.5)           (0.2)            -         (13.2)
 Long-term debt and subordinated capital notes        (11.2)               (0.4)           (3.1)         (4.8)        (19.5)
 Other liabilities and stockholders' equity            (4.0)               (0.8)           (9.0)        (16.3)        (30.1)
----------------------------------------------------------------------------------------------------------------------------
   Domestic Liabilities and Stockholders' Equity      (91.3)              (12.5)          (35.0)        (39.5)       (178.3)

 Offshore Funding Books, net                           (1.8)                0.4             0.3           1.1             -
----------------------------------------------------------------------------------------------------------------------------
   Core Gap Before Risk Management Positions           (6.1)                1.8             3.8         (12.3)        (12.8)
----------------------------------------------------------------------------------------------------------------------------
 Interest Rate Risk Management Positions
 Investment securities/a/                               1.9                 1.5             4.0           5.4          12.8
 Off-balance-sheet financial instruments/b/             3.7                (4.1)           (6.2)          6.6             -
----------------------------------------------------------------------------------------------------------------------------
   Total Interest Rate Risk Management Positions        5.6                (2.6)           (2.2)         12.0          12.8
----------------------------------------------------------------------------------------------------------------------------
   Net Gap                                             (0.5)               (0.8)            1.6          (0.3)            -
----------------------------------------------------------------------------------------------------------------------------
      Cumulative Gap                                  $(0.5)             $ (1.3)          $ 0.3         $   -        $    -
----------------------------------------------------------------------------------------------------------------------------

/a/ Available-for-sale and held-to-maturity securities.

/b/ Represents the repricing effect of off-balance-sheet positions, which include interest rate swaps, futures contracts, and similar agreements.


        At September 30, 1996, BAC had a "core" imbalance before risk management positions as liabilities and equity exceeded assets by approximately $13 billion. BAC's risk management activities eliminated this imbalance while containing the size of net gap mismatches in individual repricing periods. Investment securities and "received fixed" swaps essentially neutralized core gaps beyond five years.

FUNDING AND CAPITAL
================================================================================

LIQUIDITY         BAC's liquid assets consist of cash and due from banks,
REVIEW            interest-bearing deposits in banks, federal funds sold,
                  securities purchased under resale agreements, trading account assets, and available-for-sale securities. Liquid assets totaled $51.8 billion at September 30, 1996, up $4.4 billion, or 9 percent, from year-end 1995. The growth in liquid assets was primarily attributable to increases in trading account assets and securities purchased under resale agreements.

--------------------------------------------------------------------------------

CAPITAL           At September 30, 1996, total stockholders' equity totaled
MANAGEMENT        $20.5 billion, an increase of $0.3 billion from year-end 1995 primarily due to an increase of $0.7 billion in common equity partially offset by a $0.4 billion decline in preferred stock.

                  Common equity rose $0.7 billion during the first nine months of 1996 primarily due to earnings net of common and preferred stock dividends of $1.4 billion and shares issued in connection with restricted stock bonus plans and other employee benefit related plans of $0.2 billion. Partially offsetting these increases was a reduction of $0.9 billion due to repurchases of common stock. During the first nine months of 1996, BAC repurchased 12.3 million shares of its common stock at an average price per share of $73.25, reflecting the corporation's ongoing efforts to return excess capital to its shareholders. This included the repurchase of 2.5 million shares during the third of 1996 at an average price per share of $78.48, which reduced third-quarter common equity by $0.2 billion. The shares were repurchased on the open market over 31 trading days and represented approximately seven percent of the total volume of BAC common stock traded on those days. For additional information regarding the stock repurchase program, refer to Note 4 of the Notes to Consolidated Financial Statements on page 7.

                  The decline in BAC's preferred stock of $0.4 billion resulted from the redemptions of all 400,000 outstanding shares of its 11% Preferred Stock, Series J, on March 31, 1996 and all 7,250,000 outstanding shares of its 9 5/8% Cumulative Preferred Stock, Series F, on April 16, 1996. For additional information regarding preferred stock, refer to Note 4 of the Notes to Consolidated Financial Statements on Page 7.

                  BAC's risk-based capital ratios continued to exceed regulatory guidelines for "well-capitalized" status. BAC's total risk-based capital ratio and Tier 1 risk-based capital ratio decreased 13 basis points and 5 basis points, respectively, between December 31, 1995 and September 30, 1996. This decrease primarily resulted from an increase in total risk-weighted assets, in particular, loans, trading account assets, and standby letters of credit. During the redemption and repurchase period associated with the common and preferred stock buyback programs, BAC's targeted Tier 1 risk-based capital ratio is approximately 7.3 percent. However, the achievement of this objective is necessarily uncertain and there is a risk that actual results may differ materially due to a variety of factors. BAC's Tier 1 leverage ratio was 6.90 percent at September 30, 1996, compared with 6.92 percent at December 31, 1995.


=================================================================================================================================
RISK-BASED CAPITAL, RISK-WEIGHTED ASSETS, AND RISK-BASED CAPITAL RATIOS
---------------------------------------------------------------------------------------------------------------------------------
                                                                         1996                                     1995
                                                         ---------------------------------------          -----------------------
(DOLLAR AMOUNTS IN MILLIONS)                             SEPT. 30        JUNE 30        MARCH 31          DEC. 31        SEPT. 30
---------------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL
Common stockholders' equity                              $ 18,297       $ 17,945        $ 17,800         $ 17,598        $ 17,289
Qualified perpetual preferred stock                         2,242          2,242           2,242            2,623           2,623
Less: Goodwill, nongrandfathered core deposit and
 other identifiable intangibles, and other deductions/a/   (5,007)        (5,068)         (5,114)          (5,230)         (5,352)
---------------------------------------------------------------------------------------------------------------------------------
  Tier 1 capital                                           15,532         15,119          14,928           14,991          14,560

Eligible portion of the allowance for credit losses         2,673          2,651           2,571            2,566           2,526
Hybrid capital instruments                                    142            142             214              214             214
Subordinated notes and debentures                           6,001          6,072           5,934            5,798           5,865
Less:  Other deductions                                      (174)          (164)           (135)            (153)           (148)
---------------------------------------------------------------------------------------------------------------------------------
  Tier 2 capital                                            8,642          8,701           8,584            8,425           8,457
---------------------------------------------------------------------------------------------------------------------------------
  Total                                                    24,174         23,820          23,512           23,416          23,017
Less: Investments in unconsolidated banking
 and finance subsidiaries/b/                                  (49)           (48)            (47)               -               -
---------------------------------------------------------------------------------------------------------------------------------
  TOTAL RISK-BASED CAPITAL                               $ 24,125       $ 23,772        $ 23,465         $ 23,416        $ 23,017
---------------------------------------------------------------------------------------------------------------------------------
RISK-WEIGHTED ASSETS
Balance sheet assets:
 Trading account assets                                  $  5,257       $  5,289        $  3,771         $  3,506        $  3,457
 Available-for-sale and held-to-maturity securities         4,812          4,769           5,029            5,007           5,238
 Loans                                                    137,360        135,403         132,256          132,504         128,826
 Other assets                                              17,435         16,314          17,667           16,725          17,026
---------------------------------------------------------------------------------------------------------------------------------
  Total balance sheet assets                              164,864        161,775         158,723          157,742         154,547
---------------------------------------------------------------------------------------------------------------------------------
Off-balance-sheet items:
 Unused commitments                                        26,721         26,485          24,991           26,268          25,269
 Standby letters of credit                                 14,518         15,832          13,675           12,888          13,138
 Foreign exchange and derivatives contracts                 4,535          4,425           4,617            4,530           4,927
 Other                                                      1,990          2,390           2,474            2,567           2,783
---------------------------------------------------------------------------------------------------------------------------------
  Total off-balance-sheet items                            47,764         49,132          45,757           46,253          46,117
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL RISK-WEIGHTED ASSETS                            $212,628       $210,907        $204,480         $203,995        $200,664
---------------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL RATIOS
 TIER 1 CAPITAL RATIO                                        7.30%          7.17%           7.30%            7.35%           7.26%
 TOTAL CAPITAL RATIO                                        11.35          11.27           11.48            11.48           11.47
TIER 1 LEVERAGE RATIO                                        6.90           6.75            6.77             6.92            6.80
---------------------------------------------------------------------------------------------------------------------------------

/a/ Includes nongrandfathered CDI and other identifiable intangibles acquired after February 19, 1992 of $795 million and $69 million, respectively, at September 30, 1996, $814 million and $72 million, respectively, at June 30, 1996, $830 million and $75 million, respectively, at March 31, 1996, $856 million and $78 million, respectively, at December 31, 1995, and $877 million and $90 million, respectively, at September 30, 1995. Also includes $9 million, $1 million, and $24 million, at March 31, 1996, December 31, 1995, and September 30, 1995, respectively, of the excess of the net book value over 90 percent of the fair value of mortgage servicing rights and credit card intangibles. There was no such excess amount subsequent to March 31, 1996.

/b/ Effective in the first quarter of 1996, the Federal Reserve Board adopted the Office of the Comptroller of the Currency's treatment of deducting investments in unconsolidated banking and finance subsidiaries from total capital. Prior to March 31, 1996, this amount was included in "other deductions," with half of the investment deducted from Tier 1 and the other half deducted from Tier 2 capital.

OTHER INFORMATION
============================================================================
ITEM 6.              (a)  Exhibits:
EXHIBITS AND
REPORTS ON           Exhibit
FORM 8-K             Number               Exhibit
                     ------               -------
                      10                  BankAmerica Corporation 1992
                                          Management Stock Plan, as amended*

                      27                  Financial Data Schedule

----------------------------------------------------------------------------
                     *Management contract or compensatory plan, contract, or
                      arrangement.

                     (b)  Reports on Form 8-K:

                     During the third quarter of 1996, the Parent filed a report on Form 8-K dated July 17, 1996. The July 17, 1996 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Second Quarter Earnings." After the third quarter of 1996, the Parent filed a report on Form 8-K dated October 16, 1996. The October 16, 1996 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Third Quarter Earnings."

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

                                   BANKAMERICA CORPORATION
                                   Registrant

                                   By Principal Financial Officer and
                                   Duly Authorized Signatory:



                                   /s/ MICHAEL E. O'NEILL
                                   -------------------------------
                                   Michael E. O'Neill
                                   Vice Chairman and
                                   Chief Financial Officer
                                   November 13, 1996

                                   By Chief Accounting Officer and
                                   Duly Authorized Signatory:


                                   /s/ JOHN J. HIGGINS
                                   -------------------------------
                                   John J. Higgins
                                   Executive Vice President
                                   and Controller
                                   November 13, 1996

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






                                               [Recycled Paper     Recycled
                                               logo goes here]     Paper

                            GRAPHICS APPENDIX INDEX





BankAmerica Corporation
Third Quarter 1996 10-Q
page reference                         Description of omitted graphic
--------------------------             ------------------------------

        41                             Net Interest Rate Risk
                                        Position
                                       (Plot point graph in non-EDGAR
                                        version)


                                 EXHIBIT INDEX




Exhibit
Reference        Description
---------        -----------

  10             BankAmerica Corporation 1992 Management Stock Plan, as amended*

  27             Financial Data Schedule




---------
   * Management contract or compensatory plan, contract, or arrangement.