Form 10-K405
period 1996-12-31
BANKAMERICA CORP
filed 1997-03-14
CIK 9672

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996
                                       or

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

New York Stock Exchange:


Cumulative Adjustable Preferred         9% Cumulative Preferred Stock         Depositary Shares Each Representing a
  Stock, Series A                         Series H                              One-Twentieth Interest in a Share of:
Cumulative Adjustable Preferred         8 3/8% Cumulative Preferred Stock,           8.16% Cumulative Preferred Stock,
  Stock, Series B                         Series K                                     Series L
                                                                                     7 7/8% Cumulative Preferred Stock,
                                                                                       Series M
                                                                                     8 1/2% Cumulative Preferred Stock,
                                                                                       Series N


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

                             Yes  X       No
                                -----       -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price on the consolidated transaction reporting system on January 31, 1997, was in excess of $39.5 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1997.
        Common Stock, $1.5625 par value-------354,589,200 shares
        outstanding on January 31, 1997.*

             *In addition, 32,707,587 shares were held in treasury. Documents incorporated by reference and parts of Form 10-K into which incorporated:

Portions of the Annual Report to Shareholders for the Year
Ended December 31, 1996                                 Parts I, II, & IV

Portions of the Proxy Statement for the May 22, 1997 Annual
Meeting of Shareholders                                 Part III

FORM 10-K

================================================================================

Part I       Items 1 and 2. Business and Properties
                      General...........................................................   3
                      Operations........................................................   4
                      Properties........................................................   5
                      Distribution of Assets, Liabilities, and Stockholders' Equity;
                         Interest Rates and Interest Differential.......................   6
                      Available-for-Sale and Held-to-Maturity Securities................   9
                      Loan Portiflio....................................................  11
                      Summary of Credit Loss Experience.................................  14
                      Deposits..........................................................  14
                      Return on Equity and Assets.......................................  15
                      Short-Term Borrowings.............................................  15
                      Competition.......................................................  15
                      Supervision and Regulation........................................  16
                      Employees.........................................................  19
             Item 3.  Legal Proceedings.................................................  19
             Item 4.  Submission of Matters to a Vote of Security Holders...............  19

--------------------------------------------------------------------------------------------

Part II      Item 5.  Market for Registrant's Common Equity and Related
                         Stockholder Matters............................................  20
             Item 6.  Selected Financial Data...........................................  20
             Item 7.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations......................................  20
                      Forward-Looking Statements........................................  20
             Item 8.  Financial Statements and Supplementary Data.......................  21
             Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  21
--------------------------------------------------------------------------------------------

Part III     Item 10. Directors and Executive Officers of the Registrant................  22
             Item 11. Executive Compensation............................................  24
             Item 12. Security Ownership of Certain Beneficial Owners and Management....  24
             Item 13. Certain Relationships and Related Transactions....................  24
--------------------------------------------------------------------------------------------

Part IV      Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  25
--------------------------------------------------------------------------------------------

SIGNATURES        ......................................................................  28

                    [This page is left intentionally blank]

PART I

================================================================================

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
--------------------------------------------------------------------------------

GENERAL BankAmerica Corporation (the Parent) is a bank holding company that was incorporated on October 7, 1968 under the laws of the state of Delaware, and is registered under the Bank Holding Company Act of 1956, as amended. At December 31, 1996, BankAmerica Corporation and its subsidiaries (BAC) was one of the three largest bank holding companies in the United States, based on total assets of $250.8 billion.

                   During 1996, BAC completed the divestiture of its Institutional Trust and Securities Services business. Additional information related to this divestiture is incorporated by reference from pages 22 and 25 of the 1996 Annual Report to Shareholders. In addition, during 1996, BAC began the process of combining its interstate banks into Bank of America NT&SA (the Bank), a subsidiary of BAC. During 1996, Bank of America Oregon and BankAmerica National Trust Company were merged into the Bank. Additional information related to the merger of the interstate banks into the Bank is incorporated by reference from page 18 of the 1996 Annual Report to Shareholders. Furthermore, as a result of decisions to implement a number of changes in its business activities, BAC recorded a restructuring charge in the fourth quarter of 1996. Additional information related to the restructuring charge is incorporated by reference from pages 18 and 26 and from Note 26 on page 81 of the 1996 Annual Report to Shareholders.

                   As part of its efforts to strategically redeploy capital in 1996, BAC acquired a portfolio of lease-related financial assets from subsidiaries of Ford Motor Company. In 1996, BAC also completed the initial public offering of a portion of the common stock of BA Merchant Services, Inc., a subsidiary of BAC. Additional information related to the initial public offering of the subsidiary's common stock is incorporated by reference from pages 18 and 25 of the 1996 Annual Report to Shareholders.

                   The Parent's largest subsidiaries, based on total assets at year-end 1996, were the Bank, Bank of America Illinois (BAI), and Bank of America NW, National Association (formerly Seattle-First National Bank) (BANW). The Bank was founded by
                   A. P. Giannini in San Francisco, California, and began business as Bank of Italy on October 17, 1904, offering banking services to individuals and small businesses in the community. It adopted its present name on November 1, 1930, and became a subsidiary of the Parent on April 1, 1969. BAI, headquartered in Chicago, provides corporate banking, middle market banking, and wealth management services. BANW was the largest bank in Washington State based on total assets at December 31, 1996, and is a major presence in the consumer and commercial banking sectors of the Pacific Northwest. On January 1, 1997, BANW was merged into the Bank. Additional information related to the merger of the interstate banks into the Bank is incorporated by reference from page 18 of the 1996 Annual Report to Shareholders.

================================================================================

                   At December 31, 1996, the Parent's other bank subsidiaries also included Bank of America Arizona, Bank of America Nevada, and Bank of America Community Development Bank, all of which have state charters; Bank of America Alaska, N.A., Bank of America New Mexico, N.A., and Bank of America Texas, N.A., which are national banks; Bank of America Trust Company of Florida, National Association, which is a limited purpose national bank; and Bank of America, FSB (FSB), a federal savings bank. On January 1, 1997, Bank of America Arizona, Bank of America Nevada, Bank of America Alaska, N.A., and Bank of America New Mexico, N.A. were merged into the Bank, in addition to BANW. Additional information related to the merger of the interstate banks into the Bank is incorporated by reference from page 18 of the 1996 Annual Report to Shareholders. In addition, Bank of America National Association, which holds a national charter, offers credit card services, primarily to individuals, throughout the United States.

                   Operations
                   =============================================================

                   The Parent, through its network of subsidiaries, provides banking and other financial services throughout the United States and in selected international markets to consumers and business customers, including corporations, governments, and other institutions.

                   In providing financial products to consumers, BAC offers retail deposit, credit card, home mortgage, manufactured housing and auto loan financing, and various other consumer finance products. It provides a range of deposit and loan products to individuals and small businesses through almost 2,000 full-service branches, more than 7,000 ATMs, and telephone and other delivery channels. BAC's consumer banking operations also operate over 150 in-store facilities in the Chicago metropolitan area. In California, BAC's largest market, the Bank operated approximately 1,020 branches at December 31, 1996.

                   As a global financial intermediary, BAC provides capital-raising services, trade finance, cash management, investment banking, capital markets and credit products, and financial advisory services to large public- and private-sector institutions that are part of the global economy.

                   The range of financial products and services available to consumers and large institutions is also provided to middle market customers (companies with annual revenues between $5 million and $250 million) primarily throughout the West and in the Midwest.

                   BAC also provides credit and other financial services to a variety of real estate market segments, including developers, investors, pension fund advisors, real estate investment trusts, and property managers.

                   Furthermore, BAC provides a range of banking, personal trust and investment services to high-net-worth clients worldwide who require specialized personal services. The services also encompass BAC's investment management, brokerage, and mutual fund activities.

                   Additional information about BAC and its operations is incorporated by reference from pages 19 through 22, Note 2 on page 58, and Note 30 on page 84 of the 1996 Annual Report to Shareholders.

================================================================================

                   Properties
                   =============================================================

                   BAC's principal offices are located at 555 California Street in San Francisco, California.

                   BAI's principal offices are located at 231 South LaSalle Street in Chicago, Illinois.

                   At December 31, 1996, BANW's principal offices were located at 701 Fifth Avenue in Seattle, Washington.

                   At December 31, 1996, BAC owned approximately 30 percent of its properties. The remaining facilities were leased.

================================================================================

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
================================================================================

AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
================================================================================

                                                             Year Ended December 31, 1996          Year Ended December 31, 1995
                                                         -------------------------------------  ------------------------------------
(dollar amounts in millions)                             Balance/a/    Interest/b/     Rate/b/  Balance/a/    Interest/b/   Rate/b/
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-bearing deposits in banks                       $    5,717     $   453         7.93%   $   5,853      $    466      7.95%
Federal funds sold                                              533          29         5.41          548            32      5.89
Securities purchased under resale agreements                 10,334         653         6.32        8,823           618      7.00
Trading account assets                                       12,541       1,004         8.01        9,106           745      8.18
Available-for-sale securities/d/                             11,383/c/      848         7.45        9,768/c/        764      7.83
Held-to-maturity securities/d/                                4,347         322         7.42        7,192           524      7.29
Domestic loans:
 Consumer--residential first mortgages                       37,572       2,806         7.47       35,407         2,500      7.06
 Consumer--residential junior mortgages                      14,264       1,225         8.59       13,832         1,252      9.05
 Consumer--credit card                                        8,837       1,284        14.53        8,230         1,230     14.95
 Other consumer                                              17,465       1,720         9.85       14,149         1,399      9.89
 Commercial and industrial                                   32,944       2,581         7.83       30,927         2,619      8.47
 Commercial loans secured by real estate                     11,508       1,018         8.84       10,586           957      9.04
 Financial institutions                                       2,815         124         4.40        2,511           143      5.69
 Lease financing                                              2,127         147         6.92        1,835           111      6.06
 Construction and development loans secured by real estate    2,816         301        10.69        3,367           373     11.07/e/
 Loans for purchasing or carrying securities                  1,270          86         6.78        1,303            91      7.02
 Agricultural                                                 1,570         137         8.70        1,619           157      9.67
 Other                                                        1,176          75         6.39        1,394            91      6.56
                                                           --------     -------                  --------      --------
  Total domestic loans                                      134,364      11,504         8.56      125,160        10,923      8.73
Foreign loans                                                24,087       1,863         7.73       21,754         1,792      8.24
                                                           --------     -------                  --------      --------
  Total loans/c/                                            158,451      13,367         8.44      146,914        12,715      8.65
                                                           --------     -------                  --------      --------
  Total earning assets                                      203,306     $16,676         8.20      188,204      $ 15,864      8.43
                                                                        =======                                ========
Nonearning assets                                            42,060                                42,641
Less:  Allowance for credit losses                            3,524                                 3,672
                                                           --------                              --------
  TOTAL ASSETS/f/                                          $241,842                              $227,173
                                                           ========                              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Domestic interest-bearing deposits:
 Transaction                                               $ 12,205     $   149         1.22%    $  13,241     $    159      1.20%
 Savings                                                     12,872         263         2.06        13,550          282      2.08
 Money market                                                28,772         905         3.14        29,070          870      2.99
 Time                                                        30,132       1,545         6.13        30,002        1,471      4.90
                                                           --------     -------                  ---------     --------
  Total domestic interest-bearing deposits                   83,981       2,862         3.41        85,863        2,782      3.24
Foreign interest-bearing deposits/g/:
 Banks located in foreign countries                          12,957         763         5.89        10,245          679      6.63
 Governments and official institutions                        9,579         502         5.23         6,845          397      5.80
 Time, savings, and other                                    19,058       1,232         6.47        16,131        1,065      6.60
                                                           --------     -------                  ---------     --------
  Total foreign interest-bearing deposits                    41,594       2,497         6.00        33,221        2,141      6.44
                                                           --------     -------                  ---------     --------
  Total interest-bearing deposits                           125,575       5,359         4.27       119,084        4,923      4.13
Federal funds purchased                                       1,492          79         5.29         2,222          131      5.89
Securities sold under repurchase agreements                  11,702         695         5.94         9,110          581      6.38
Other short-term borrowings                                  14,448         883         6.11         9,301          630      6.77
Long-term debt                                               14,981       1,023         6.83        15,156        1,067      7.04
Subordinated capital notes                                      415          33         7.95           605           46      7.58
                                                           --------     -------                  ---------     ========
  Total interest-bearing liabilities                        168,613     $ 8,072         4.79       155,478     $  7,378      4.75
                                                                        =======                                ========
Domestic noninterest-bearing deposits                        34,415                                 33,272
Foreign noninterest-bearing deposits                          1,557                                  1,630
Other noninterest-bearing liabilities                        16,898                                 17,238
                                                           --------                              ---------
  Total liabilities/f/                                      221,483                                207,618
Trust preferred securities/h/                                    90                                      -
Stockholders' equity                                         20,269                                 19,555
                                                           --------                              ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $241,842                               $227,173
                                                           ========                              =========
Interest income as a percentage of average earning assets                               8.20%                                8.43%
Interest expense as a percentage of average earning assets                             (3.97)                               (3.92)
                                                                                       -----                                -----
        NET INTEREST MARGIN                                                             4.23%                                4.51%
                                                                                       =====                                =====

================================================================================

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent basis adjustments are based on a marginal tax rate of 40 percent.
/c/ Average balances include nonaccrual assets.
/d/ Refer to the table on page 9 for more detail on average balances, interest, and average rates on available-for-sale and held-to-maturity securities. /e/ Rate reflects a higher level of interest recoveries on nonaccrual loans during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

================================================================================

================================================================================


                                                                Year Ended December 31, 1994              Fourth Quarter 1996
                                                            -------------------------------------  ---------------------------------
(dollar amounts in millions)                                Balance/a/    Interest/b/     Rate/b/  Balance/a/  Interest/b/   Rate/b/
-------------------------------------------------------------------------------------------------  ---------------------------------
ASSETS

Interest-bearing deposits in banks                          $  4,912      $   325         6.62%    $  5,878    $   145        9.86%
Federal funds sold                                             1,318           55         4.13          499          7        5.49
Securities purchased under resale agreements                   6,378          351         5.51        9,077        144        6.30
Trading account assets                                         6,713          476         7.09       13,393        271        8.05
Available-for-sale securities/d/                               9,675/c/       593         6.13       11,763/c/     210        7.12
Held-to-maturity securities/d/                                10,805/c/       794         7.35        4,160         76        7.34
Domestic loans:
 Consumer--residential first mortgages                        32,012        1,913         5.97       37,291        695        7.46
 Consumer--residential junior mortgages                       13,196        1,009         7.65       14,625        312        8.48
 Consumer--credit card                                         7,280        1,139        15.65        8,338        296       14.24
 Other consumer                                               11,847        1,217        10.27       18,731        457        9.68
 Commercial and industrial                                    23,643        1,665         7.04       33,454        669        7.95
 Commercial loans secured by real estate                       9,407          757         8.04       12,185        269        8.82
 Financial institutions                                        2,142          108         5.06        2,695         29        4.29
 Lease financing                                               1,675          129         7.70        2,508         51        8.15
 Construction and development loans secured by real estate     3,948          307         7.78        2,402         61       10.13
 Loans for purchasing or carrying securities                   1,814           92         5.06        1,565         28        7.08
 Agricultural                                                  1,641          129         7.87        1,486         32        8.51
 Other                                                         1,244           76         6.10        1,241         17        5.33
                                                            --------      -------                  --------    -------
  Total domestic loans                                       109,849        8,541         7.77      136,521      2,916        8.52
Foreign loans                                                 18,572        1,273         6.86       25,024        475        7.55
                                                            --------      -------                  --------    -------
  Total loans/c/                                             128,421        9,814         7.64      161,545      3,391        8.37
                                                            --------      -------                  --------    -------
  Total earning assets                                       168,222      $12,408         7.38      206,315    $ 4,244        8.20
                                                                          =======                              =======
Nonearning assets                                             37,366                                 42,682
Less:  Allowance for credit losses                             3,520                                  3,520
                                                            --------                               --------
     TOTAL ASSETS/f/                                        $202,068                               $245,477
                                                            ========                               ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Domestic interest-bearing deposits:
 Transaction                                                $ 13,761      $   160         1.16%    $  9,287    $    30        1.32%
 Savings                                                      14,427          294         2.04       12,479         64        2.04
 Money market                                                 32,625          818         2.51       31,699        243        3.04
 Time                                                         28,259          864         3.06       30,357        415        5.44
                                                            --------      -------                  --------    -------
  Total domestic interest-bearing deposits                    89,072        2,136         2.40       83,822        752        3.57
Foreign interest-bearing deposits/g/:
 Banks located in foreign countries                            6,771          421         6.23       12,318        182        5.87
 Governments and official institutions                         4,646          217         4.67        9,996        130        5.17
 Time, savings, and other                                     11,371          563         4.95       19,657        342        6.92
                                                            --------      -------                  --------    -------
  Total foreign interest-bearing deposits                     22,788        1,201         5.27       41,971        654        6.20
                                                            --------      -------                  --------    -------
  Total interest-bearing deposits                            111,860        3,337         2.98      125,793      1,406        4.45
Federal funds purchased                                          611           27         4.48        1,553         20        5.22
Securities sold under repurchase agreements                    6,455          351         5.44       10,457        155        5.90
Other short-term borrowings                                    4,231          275         6.50       16,453        254        6.14
Long-term debt                                                13,920          810         5.82       15,435        266        6.86
Subordinated capital notes                                       606           42         6.84          355          7        7.66
                                                            --------      -------                  --------    -------
  Total interest-bearing liabilities                         137,683      $ 4,842         3.52      170,046    $ 2,108        4.93
                                                                          =======                              =======
Domestic noninterest-bearing deposits                         31,938                                 35,585
Foreign noninterest-bearing deposits                           1,498                                  1,435
Other noninterest-bearing liabilities                         13,258                                 17,429
                                                            --------                               --------
    Total liabilities/f/                                     184,377                                224,495
Trust preferred securities/h/                                      -                                    366
Stockholders' equity                                          17,691                                 20,616
                                                            --------                               --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $202,068                               $245,477
                                                            ========                               ========
Interest income as a percentage of average earning assets                                 7.38%                               8.20%
Interest expense as a percentage of average earning assets                               (2.88)                              (4.07)
                                                                                        ------                              ------
        Net Interest Margin                                                               4.50%                               4.13%
                                                                                        ======                              ======

                                                                      Fourth Quarter 1995
                                                            ------------------------------------
(dollar amounts in millions)                                Balance/a/   Interest/b/     Rate/b/
------------------------------------------------------------------------------------------------
ASSETS

Interest-bearing deposits in banks                          $  5,962        $   119       7.91%
Federal funds sold                                               392              5       5.51
Securities purchased under resale agreements                   8,204            147       7.09
Trading account assets                                         9,568            200       8.28
Available-for-sale securities/d/                               9,951            196       7.86
Held-to-maturity securities/d/                                 6,614            120       7.22
Domestic loans:
 Consumer--residential first mortgages                        36,361            674       7.42
 Consumer--residential junior mortgages                       13,691            306       8.85
 Consumer--credit card                                         8,750            318      14.55
 Other consumer                                               15,633            389       9.87
 Commercial and industrial                                    31,940            666       8.27
 Commercial loans secured by real estate                      10,768            241       8.95
 Financial institutions                                        2,786             34       4.89
 Lease financing                                               1,876             26       5.53
 Construction and development loans secured by real estate     3,237             84      10.23
 Loans for purchasing or carrying securities                   1,284             22       6.83
 Agricultural                                                  1,572             37       9.44
 Other                                                         1,410             23       6.59
                                                            --------        -------
  Total domestic loans                                       129,308          2,820       8.68
Foreign loans                                                 22,588            468       8.22
                                                            --------        -------
  Total loans/c/                                             151,896          3,288       8.62
                                                            --------        -------
  Total earning assets                                       192,587        $ 4,075       8.42
                                                                            =======
Nonearning assets                                             43,286
Less:  Allowance for credit losses                             3,604
                                                            --------
     TOTAL ASSETS/f/                                        $232,269
                                                            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Domestic interest-bearing deposits:
 Transaction                                                $ 13,165        $    40       1.21%
 Savings                                                      13,216             70       2.08
 Money market                                                 28,271            221       3.11
 Time                                                         29,776            385       5.12
                                                            --------        -------
  Total domestic interest-bearing deposits                    84,428            716       3.36
Foreign interest-bearing deposits/g/:
 Banks located in foreign countries                           11,856            196       6.54
 Governments and official institutions                         7,446            106       5.67
 Time, savings, and other                                     17,680            289       6.49
                                                            --------        -------
                                                              36,982            591       6.34
  Total foreign interest-bearing deposits                   --------        -------
                                                             121,410          1,307       4.27
  Total interest-bearing deposits
Federal funds purchased                                        2,492             35       5.60
Securities sold under repurchase agreements                    9,051            147       6.44
Other short-term borrowings                                    9,653            168       6.88
Long-term debt                                                15,100            265       6.98
Subordinated capital notes                                       605             12       7.50
                                                            --------        -------
  Total interest-bearing liabilities                         158,311        $ 1,934       4.84
                                                                            =======
Domestic noninterest-bearing deposits                         34,350
 Foreign noninterest-bearing deposits                          1,539
Other noninterest-bearing liabilities                         18,207
                                                            --------
    Total liabilities/f/                                     212,407
Trust preferred securities/h/                                      -
Stockholders' equity                                          19,862
                                                            --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $232,269
                                                            ========
Interest income as a percentage of average earning assets                                 8.42%
Interest expense as a percentage of average earning assets                               (3.98)
                                                                                        ------
        NET INTEREST MARGIN                                                               4.44%
                                                                                        ======

================================================================================

/f/ The percentage of average total assets attributable to foreign operations for the years ended December 31, 1996, 1995, and 1994 was 20 percent, 18 percent, and 18 percent, respectively. The percentage of average total liabilities attributable to foreign operations for the same periods was 20 percent, 19 percent, and 18 percent, respectively.
/g/ Primarily consists of time deposits in denominations of $100,000 or more. /h/ Trust preferred securities represent corporation obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of the corporation.

==============================================================================

Net Interest Income Analysis

==============================================================================

                                                Year Ended December 31, 1996 over 1995     Year Ended December 31, 1995 over 1994
                                                --------------------------------------     ---------------------------------------
                                                          Increase (Decrease)/a/                     Increase (Decrease)/a/
                                                --------------------------------------     ---------------------------------------
(in millions)                                        Volume         Rate           Net        Volume           Rate           Net
----------------------------------------------------------------------------------------------------------------------------------
Interest Income/b/
Interest-bearing deposits in banks                  $   (12)      $   (1)     $    (13)        $   69        $   72       $   141
Federal funds sold                                       (1)          (2)           (3)           (40)           17           (23)
Securities purchased under resale agreements             99          (64)           35            157           110           267
Trading account assets                                  275          (16)          259            188            81           269
Available-for-sale securities:
  U.S. Treasury and other government agency securities  (15)           4           (11)           (84)           28           (56)
  Mortgage-backed securities                             92           (6)           86             35            46            81
  Other domestic securities                               7            3            10             11             2            13
  Foreign securities                                     38          (39)           (1)            65            68           133
                                                                                ------                                     ------
    Total available-for-sale securities                                             84                                        171
Held-to-maturity securities:
  U.S. Treasury and other government agency securities  (19)          (5)          (24)           (20)            -           (20)
  Mortgage-backed securities                           (165)          19          (146)          (179)           (3)         (182)
  State, county, and municipal securities                (2)          (2)           (4)            (3)           (1)           (4)
  Other domestic securities                              (5)          (1)           (6)            (4)            1            (3)
  Foreign securities                                    (14)          (8)          (22)           (56)           (5)          (61)
                                                                                ------                                     ------
    Total held-to-maturity securities                                             (202)                                      (270)
Domestic loans:
  Consumer-residential first mortgages                  157          149           306            216           371           587
  Consumer-residential junior mortgages                  38          (65)          (27)            51           192           243
  Consumer-credit card                                   89          (35)           54            144           (53)           91
  Other consumer                                        327           (6)          321            229           (47)          182
  Commercial and industrial                             166         (204)          (38)           575           379           954
 Commercial loans secured by real estate                 82          (21)           61            100           100           200
  Financial institutions                                 16          (35)          (19)            20            15            35
  Lease financing                                        19           17            36             11           (29)          (18)
  Construction and development loans
    secured by real estate                              (60)         (12)          (72)           (50)          116            66
  Loans for purchasing or carrying securities            (2)          (3)           (5)           (30)           29            (1)
  Agricultural                                           (5)         (15)          (20)            (2)           30            28
  Other                                                 (14)          (2)          (16)             9             6            15
                                                                                ------                                     ------
    Total domestic loans                                                           581                                      2,382
Foreign loans                                           186         (115)           71            239           280           519
                                                                                ------                                     ------
    Total loans                                                                    652                                      2,901
                                                                                ------                                     ------
        Net Increase                                                           $   812                                     $3,456
                                                                                ======                                     ======
Interest Expense
Domestic interest-bearing deposits:
  Transaction                                        $  (13)       $   3       $   (10)      $     (6)     $      5        $   (1)
  Savings                                               (15)          (4)          (19)           (18)            6           (12)
  Money market                                           (9)          44            35            (95)          147            52
  Time                                                    6           68            74             56           551           607
                                                                                ------                                     ------
    Total domestic interest-bearing deposits                                        80                                        646
Foreign interest-bearing deposits:
  Banks located in foreign countries                    166          (82)           84            229            29           258
  Governments and official institutions                 147          (42)          105            119            61           180
  Time, savings, and other                              188          (21)          167            279           223           502
                                                                                ------                                     ------
    Total foreign interest-bearing deposits                                        356                                        940
                                                                                ------                                     ------
    Total interest-bearing deposits                                                436                                      1,586
Federal funds purchased                                 (40)         (12)          (52)            93            11           104
Securities sold under repurchase agreements             156          (42)          114            162            68           230
Other short-term borrowings                             319          (66)          253            343            12           355
Long-term debt                                          (12)         (32)          (44)            76           181           257
Subordinated capital notes                              (15)           2           (13)             -             4             4
                                                                                ------                                     ------
        Net Increase                                                           $   694                                     $2,536
                                                                                ======                                     ======
=================================================================================================================================

/a/Changes that are the result of a joint volume and rate fluctuation are allocated in proportion to the volume and rate changes.

/b/Interest income is presented on a taxable-equivalent basis. The taxable-equivalent basis adjustments are based on a marginal tax rate of 40 percent.

================================================================================

Available-for-Sale and Held-to-Maturity Securities-Average Balances, Interest, and Average Rates
--------------------------------------------------------------------------------

                                         Year Ended December 31, 1996                           Year Ended December 31, 1995
                                -------------------------------------------------   ------------------------------------------------
                                                                             Rate                                               Rate
                                                                  Rate   based on                                   Rate    based on
                                                              based on  amortized                               based on   amortized
(dollar amounts in millions)    Balance/a/  Interest/b/  fair value/b/    cost/b/   Balance/a/  Interest/b/  fair value/b/   cost/b/
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other
  government agency securities  $ 1,440         $ 97        6.72%       6.70%        $1,659         $108       6.49%        6.45%
Mortgage-backed securities        6,305          431        6.83        6.82          4,962          344       6.94         6.89
Other domestic securities           786           44        5.64        6.61            660           34       5.22         5.84
Foreign securities                2,852/c/       276        9.69/d/     9.19/d/       2,487/c/       278      11.17/d/     10.10/d/
------------------------------------------------------------------------------------------------------------------------------------
                                $11,383         $848        7.45%       7.42%        $9,768         $764       7.83%        7.64%
--------------------------------====================================================================================================

                                         Year Ended December 31, 1994
                                   ----------------------------------
                                                                 Rate
                                                             based on
                                                            amortized
(dollar amounts in millions)       Balance/a/   Interest/b/   cost/b/
---------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other
  government agency securities       $3,029       $164          5.41%
Mortgage-backed securities            4,410        263          5.88
Other domestic securities               427         21          5.00
Foreign securities                    1,809/c/     145          7.09
----------------------------------------------------------------------
                                     $9,675       $593          5.95%
-------------------------------------=================================

                                         Year Ended December 31, 1996       Year Ended December 31, 1995
                                        -------------------------------    -------------------------------
(dollar amounts in millions)            Balance/a/  Interest/b/ Rate/b/     Balance/a/ Interest/b/ Rate/b/
----------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government
  agency securities                         $   33      $  2     4.95%         $  388    $  26    6.72%
Mortgage-backed securities                   2,308       175     7.60           4,490      321    7.15
State, county, and municipal securities        416        31     7.57             445       35    7.89
Other domestic securities                       99         7     7.28             178       13    7.62
Foreign securities                           1,491       107     7.15           1,691      129    7.62
----------------------------------------------------------------------------------------------------------
                                            $4,347      $322     7.42%         $7,192    $ 524    7.29%
--------------------------------------------==============================================================


                                              Year Ended December 31, 1994
                                          -------------------------------------
(dollar amounts in millions)              Balance/a/ Interest/b/      Rate/b/
-------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government
  agency securities                      $     689        $  46         6.72%
Mortgage-backed securities                   6,985          503         7.20
State, county, and municipal securities        479           39         8.12
Other domestic securities                      224           16         7.11
Foreign securities                           2,428/c/       190         7.83
-------------------------------------------------------------------------------
                                           $10,805         $794         7.35%
-------------------------------------------====================================


                                             Fourth Quarter 1996                                    Fourth Quarter 1995
                                      ---------------------------------------------- -----------------------------------------------
                                                                                Rate                                            Rate
                                                                      Rate  based on                                 Rate   based on
                                                                  based on amortized                             based on  amortized
(dollar amounts in millions)          Balance/a/ Interest/b/ fair value/b/   cost/b/ Balance/a/  Interest/b/ fair value/b/   cost/b/
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
 agency securities                     $  1,346      $  23      6.74%      6.72%         $1,665       $  27      6.32%      6.36%
Mortgage-backed securities                6,566        113      6.87       6.90           4,927          85      6.91       6.97
Other domestic securities                   926         12      5.44       6.43             720           9      5.31       6.06
Foreign securities                        2,925/c/      62      8.38       8.06           2,639/c/       75     11.31/d/   10.46/d/
-----------------------------------------------------------------------------------------------------------------------------------
                                        $11,763       $210      7.12%      7.15%         $9,951        $196      7.86%      7.81%
----------------------------------------===========================================================================================


                                                                   Fourth Quarter 1996                  Fourth Quarter 1995
                                                           ------------------------------------  ----------------------------------
(dollar amounts in millions)                               Balance/a/     Interest/b/  Rate/b/   Balance/a/   Interest/b/  Rate/b/
-----------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government
  agency securities                                         $     19      $   -         5.51%       $   289     $    5       6.42%
Mortgage-backed securities                                     2,190         42         7.60          4,169         75       7.18
State, county, and municipal securities                          401          7         7.55            452          9       7.99
Other domestic securities                                         58          1         7.12            165          3       7.39
Foreign securities                                             1,492         26         6.93          1,539         28       7.24
------------------------------------------------------------------------------------------------------------------------------------
                                                              $4,160        $76         7.34%        $6,614       $120       7.22%
--------------------------------------------------------------======================================================================

====================================================================================================================================


/a/Average balances are obtained from the best available daily, weekly, or monthly data.

/b/Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 40 percent.

/c/Average balances include nonaccrual assets.

/d/Rates reflect interest received on nonaccrual debt-restructuring par bonds.


====================================================================================================================================

Available-for-Sale and Held-to-Maturity Securities

Carrying Value and Yield by Contractual Maturity Date
====================================================================================================================================

                                                                      Available-for-Sale Securities      Held-to-Maturity Securities
                                                                      -----------------------------      ---------------------------
                                                                           December 31, 1996/a/                December 31, 1996
                                                                      -----------------------------      ---------------------------
(dollar amounts in millions)                                            Amount            Yield/b/          Amount         Yield/b/
------------------------------------------------------------------------------------------------------------------------------------
DUE IN ONE YEAR OR LESS
U.S. Treasury and other government agency securities                   $   645             7.05%           $    16           5.25%
Mortgage-backed securities                                                   -                -                  -              -
State, county, and municipal securities                                      -                -                 86           4.62
Other securities                                                           905             5.91                224           6.79
                                                                       -------                             -------
                                                                         1,550             6.39                326           6.14
DUE AFTER ONE YEAR THROUGH FIVE YEARS
U.S. Treasury and other government agency securities                        56             6.85                  1           4.75
Mortgage-backed securities                                                   7             7.76                 62           7.95
State, county, and municipal securities                                      -                -                116           5.45
Other securities                                                         1,791             8.61                113           7.00
                                                                       -------                             -------
                                                                         1,854             8.56                292           6.58
DUE AFTER FIVE YEARS THROUGH TEN YEARS
U.S. Treasury and other government agency securities                       449             6.10                  -              -
Mortgage-backed securities                                                  91             6.20                635           7.09
State, county, and municipal securities                                      1             5.00                 87           5.31
Other securities                                                           162             7.93                 35           6.88
                                                                       -------                             -------
                                                                           703             6.53                757           6.88
DUE AFTER TEN YEARS
U.S. Treasury and other government agency securities                       344             6.74                  2           4.50
Mortgage-backed securities                                               6,524             6.91              1,466           7.45
State, county, and municipal securities                                      1             5.03                134           5.31
Other securities                                                           840             6.64              1,161           7.09
                                                                       -------                             -------
                                                                         7,709             6.87              2,763           7.20
                                                                       -------                             -------
                                                                       $11,816                             $ 4,138
                                                                       =======                             =======

--------------------------------------------------------------------------------
/a/These amounts exclude equity securities, which have no contractual maturities.
/b/Yields on tax-exempt securities have not been computed on a taxable-equivalent basis.


Information on the securities portfolios is incorporated by reference from page 54 of Note 1 and Note 7 on pages 60 and 61 of the 1996 Annual Report to Shareholders.

================================================================================

LOAN PORTFOLIO Loan Outstandings by Type
               =================================================================

               Information on loan outstandings by type is incorporated by reference from page 29 of the 1996
               Annual Report to Shareholders.


               Maturity Distribution and Interest Rate
               Characteristics of Certain Types of Loans
               =================================================================

                                                              Remaining Maturities as of December 31, 1996
                                                         -------------------------------------------------
                                                                       Due after One
                                                          Due in One   Year through    Due after
                   (in millions)                         Year or Less   Five Years    Five Years     Total
                   ---------------------------------------------------------------------------------------
                   MATURITY DISTRIBUTION OF LOANS
                   Domestic commercial loans:
                    Secured by real estate                  $ 3,404       $ 3,103       $ 5,981    $12,488
                    Construction and development
                     secured by real estate                   1,565           508           179      2,252
                    Commercial and industrial,
                     financial institutions,
                     and agricultural                        23,945        11,530         2,734     38,209
                   Foreign loans                             17,323         4,409         4,744     26,476
                   ---------------------------------------------------------------------------------------
                                                            $46,237       $19,550       $13,638    $79,425
                   -----------------------------------------==============================================

                   LOANS DUE AFTER ONE YEAR
                   Predetermined interest rates                           $ 4,794       $ 5,406    $10,200
                   Floating or adjustable interest rates                   14,756         8,232     22,988
                   ---------------------------------------------------------------------------------------

                                                                          $19,550       $13,638    $33,188
                   -------------------------------------------------------================================

               Principal repayments of loans are reported above in the maturity category in which remaining payments are due under the contractual terms of the loan. Certain loan agreements provide rollover options that may extend the contractual maturity of these loans. However, these extensions are not reflected in the table above until such time as the option is exercised.

===================================================================================================================================

Cross-Border Outstandings Exceeding One Percent of Total Assets
===================================================================================================================================


                                                                                                                      Cross-Border
                                                                                                         Total        Outstandings
                                                         Public                     Private       Cross-Border     as a Percentage
(dollar amounts in millions)/a/b/c/d/    December 31     Sector/e/      Banks/e/    Sector/e/     Outstandings     of Total Assets
-----------------------------------------------------------------------------------------------------------------------------------
Japan                                           1996     $   23        $1,285       $1,852              $3,160               1.26%
                                                1995          7         2,253        2,546               4,806               2.07
                                                1994         17         1,248        2,292               3,557               1.65

South Korea                                     1996          -         1,327        1,453               2,780               1.11
                                                1995        106         1,189        1,143               2,438               1.05
                                                1994          -           864          935               1,799               0.83

Italy                                           1996        486           154        1,877               2,517               1.00
                                                1995        172           101        2,500               2,773               1.19
                                                1994         57           119        1,371               1,547               0.72
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

/b/At December 31, 1996, total unfunded commitments of the countries listed, whose unfunded commitments exceeded 10 percent of their respective cross-border outstandings, were as follows: Japan, $696 million and South Korea, $344 million.

/c/Included in the cross-border outstandings of the countries listed are loans and other interest-bearing assets on nonaccrual status of $17 million and $18 million for Japan at December 31, 1995 and 1994, respectively.

/d/No country excluded from this table had cross-border outstandings between
   0.75 percent and 1.00 percent of total assets for any of the periods presented except $2,000 million and $1,982 million for Spain at December 31, 1996 and 1994, respectively.

   Not included in cross-border outstandings with Mexico were par bonds issued by the government of Mexico with a face value of $1,341 million at December 31, 1996, 1995, and 1994. The par bonds had a carrying value of $1,202 million, $1,162 million, and $1,109 million at December 31, 1996, 1995, and 1994, respectively. At December 31, 1996, the par bonds had a total fair value of approximately $1,015 million. Certain of these par bonds were recorded in available-for-sale securities and carried at their fair value of $345 million at December 31, 1996, while the remainder of these par bonds were recorded in held-to-maturity securities at their amortized cost. Principal repayment of these par bonds is collateralized by zero-coupon U.S. Treasury securities that, at maturity in 2008 and 2019, will have a redemption value equal to the face value of the par bonds. At December 31, 1996, this collateral had a fair value of approximately $310 million. Future interest payments for a rolling eighteen-month period are also collateralized by additional U.S. dollar-denominated securities permitted by the agreement. Mexico's cross-border outstandings also excluded additional securities of $30 million at December 31, 1996, 1995, and 1994, which were fully collateralized at maturity by separate zero-coupon U.S. Treasury securities. Had these par bonds and other instruments been included, total cross-border outstandings with Mexico would have exceeded 1.00 percent of total assets for all periods presented.

/e/Sector definitions are based on Federal Financial Institutions Examination
   Council Instructions for preparing the Country Exposure Report.

   Additional information on cross-border outstandings, information on countries currently experiencing liquidity problems, and a discussion of the risks, including credit risk, inherent in BAC's foreign operations are incorporated by reference from page 32, pages 38 through 40, and Note 8 on page 61 of the 1996 Annual Report to Shareholders.

================================================================================
            Off-Balance-Sheet Credit-Related Financial Instruments
            ====================================================================

            Information on off-balance-sheet credit-related financial instruments is incorporated by reference from page 38 and pages 72 and 73 of Note 24 of the 1996 Annual Report to Shareholders.


            Nonperforming Assets
            ====================================================================

            Information on nonperforming assets is incorporated by reference from pages 36 through 38 of the 1996 Annual Report to Shareholders.

            Interest Income Foregone on Nonaccrual Assets
            ====================================================================

                                                                                               Year Ended
               (in millions)                                                             December 31, 1996
            ----------------------------------------------------------------------------------------------
            Domestic
            Interest income that would have been recognized had the assets performed in
              accordance with their original terms                                                    $241
            Less: Interest income included in the results of operations                                 70
            ----------------------------------------------------------------------------------------------
              Domestic interest income foregone                                                        171

            Foreign
            Interest income that would have been recognized had the assets performed in
              accordance with their original terms                                                      25
            Less: Interest income included in the results of operations                                 18
            ----------------------------------------------------------------------------------------------
              Foreign interest income foregone                                                           7
            ----------------------------------------------------------------------------------------------
                                                                                                      $178
            ----------------------------------------------------------------------------------------------

            Information on nonaccrual loan accounting policies and interest income foregone on restructured loans is incorporated by reference from pages 54 through 55 of Note 1, and Notes 8 and 9 on pages 61 through 62 of the 1996 Annual Report to Shareholders.

            Other Interest-Bearing Assets on Nonaccrual Status
            ===================================================================

            Information on other interest-bearing assets on nonaccrual status is incorporated by reference from pages 36 and 37 of the 1996 Annual Report to Shareholders.

================================================================================

SUMMARY OF      ANNUAL CREDIT LOSS EXPERIENCE
CREDIT LOSS     ================================================================
EXPERIENCE      Information on annual credit loss experience is
                incorporated by reference from pages 33 through 35 of the 1996 Annual Report to Shareholders.


                ALLOWANCE FOR FOREIGN CREDIT LOSSES/a/
                ================================================================

                                                                                    Year Ended December 31
                                                                  -------------------------------------------------------------
                       (in millions)                              1996         1995          1994         1993         1992
                       --------------------------------------------------------------------------------------------------------
                       BALANCE, BEGINNING OF YEAR                 $428         $391          $322        $ 559        $ 808

                       Credit losses                                39           15            42           36          126
                       Credit loss recoveries                       60           99           124           66          174
                       --------------------------------------------------------------------------------------------------------
                         Net credit recoveries                      21           84            82           30           48
                       Provision for credit losses                 (26)         (54)            -            -            3
                       Losses on the sale or swap of loans
                         to restructuring countries                  -            -             -           (3)         (72)
                       Other net additions (deductions)              2            7           (13)        (264)/ab/    (228)/a/
                       --------------------------------------------------------------------------------------------------------

                            BALANCE, END OF YEAR                  $425         $428          $391        $ 322        $ 559
                       ========================================================================================================

                /a/The allocations of the allowance for credit losses and the provision for credit losses are used to measure divisional profitability and are based on management's judgment of potential losses in the respective portfolios. This allocation process resulted in reductions in the allowance for foreign credit losses of $166 million and $212 million in 1993 and 1992, respectively. These reductions primarily related to Latin America. While management has allocated reserves to various portfolio segments for purposes of this table, the allowance is general in nature and is available for the portfolio in its entirety.

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



                ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
                ================================================================

                Information on the allocation of the allowance for credit losses by loan type is incorporated by reference from page 34 of the 1996 Annual Report to Shareholders.

--------------------------------------------------------------------------------

DEPOSITS        AVERAGE DEPOSIT BALANCES AND AVERAGE RATES
                ================================================================


                Average deposit balances, average rates, and average foreign deposit liabilities are shown on pages 4 and 5 of this report.


                MATURITY DISTRIBUTION OF DOMESTIC TIME DEPOSITS OF $100,000 OR
                ================================================================
                MORE
                ====

                                                                                    DECEMBER 31, 1996
                                                                      ----------------------------------------
                                                                      TIME CERTIFICATES            OTHER TIME
                                                                             OF DEPOSIT              DEPOSITS
                    (in millions)                                   OF $100,000 OR MORE   OF $100,000 OR MORE
                    ------------------------------------------------------------------------------------------
                    TIME REMAINING UNTIL MATURITY
                    Three months or less                                        $ 5,431                  $310
                    After three months through six months                         2,122                    33
                    After six months through twelve months                        1,552                    22
                    After twelve months                                           1,909                    72
                    ------------------------------------------------------------------------------------------
                                                                                $11,014                  $437
                    ------------------------------------------------------------------------------------------

                    ==========================================================================================
14


================================================================================

RETURN ON EQUITY  The ratio of average total equity to average total assets,
AND ASSETS        the rates of return on average total assets and average
                  common and total equity, and the common dividend payout ratios for the years ended December 31, 1996, 1995, and 1994 are incorporated by reference from page 17 of the 1996 Annual
                  Report to Shareholders.

=======================================================================================================
SHORT-TERM                                              DECEMBER 31            AVERAGE DURING YEAR
BORROWINGS                                       -------------------------- ----------------------------
                                        MAXIMUM                    WEIGHTED                     WEIGHTED
                                   OUTSTANDINGS                     AVERAGE                      AVERAGE
(DOLLAR AMOUNTS IN MILLIONS)        DURING YEAR  OUTSTANDINGS INTEREST RATE  OUTSTANDINGS  INTEREST RATE
-------------------------------------------------------------------------------------------------------
1996
Federal funds purchased/a/              $ 2,740      $ 2,176          5.21%     $ 1,492         5.29%
Securities sold under repurchase
  agreements/a/                          15,102        7,644          5.98       11,702         5.94
Other short-term borrowings              17,566       17,566          6.08       14,448         6.11
-------------------------------------------------------------------------------------------------------

1995
Federal funds purchased/a/              $ 5,160      $ 5,160          5.62%     $ 2,222         5.89%
Securities sold under repurchase
  agreements/a/                          10,730        6,383          6.69        9,110         6.38
Other short-term borrowings              10,800        7,627          6.88        9,301         6.77
-------------------------------------------------------------------------------------------------------

1994
Federal funds purchased/a/              $ 3,283      $ 3,283          5.45%     $   611         4.48%
Securities sold under repurchase
  agreements/a/                           8,026        5,505          5.90        6,455         5.44
Other short-term borrowings               5,796        5,053          6.58        4,231         6.50
=======================================================================================================

                  /a/ Federal funds purchased and securities sold under
                      repurchase agreements mature either overnight or weekly.
------------------------------------------------------------------------------

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

                  In recent years, increased competition has also developed from predominantly specialized finance and nonfinance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Competition for deposit and loan products remains strong, from both banking and nonbanking firms, and affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. In addition, competition has intensified due to recently enacted federal and state interstate banking laws, which permit banking organizations to expand geographically. Such laws allow banks to merge with other banks across state lines, thereby enabling BAC's competitors to establish or expand banking operations in BAC's most significant markets.

                  Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for nondepository institutions to offer customers automated transfer payment services that previously have been traditional banking products. In addition, customers now

===============================================================================
                  expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and in-store branches. In addition to other banks, the sources of competition for such products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, and mortgage banking firms.

                  The competitive environment within the United States is significantly impacted by federal and state legislation. Banking laws have had a substantial impact on the structure and competitive dynamics of financial services markets in the United States since, among other things, they limit the types of financial services that both domestic and foreign banks can offer and the geographic boundaries within which they can operate. (See "Supervision and Regulation" below.)

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

--------------------------------------------------------------------------------

SUPERVISION       The banking and financial services businesses in which BAC
AND REGULATION    engages are highly regulated. Such regulation is intended, among other things, to protect depositors covered by the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole. The laws, regulations, and policies affecting such businesses are continuously under review by Congress and state legislatures, and federal and state regulatory agencies. Changes in the laws, regulations or policies that impact BAC cannot necessarily be predicted, but they may have a material effect on the business and earnings of BAC.

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

                  The Parent's subsidiaries are also subject to extensive regulation, supervision, and examination by applicable federal and state regulatory agencies. The Bank and other national bank subsidiaries are primarily regulated by the Office of the Comptroller of the Currency ("OCC"). The state-chartered bank subsidiaries of the Parent are primarily regulated by the FDIC and state banking regulators, except for Bank of America Illinois, which, as a state bank member of the Federal Reserve System, is primarily regulated by the FRB and a state banking regulator. FSB is subject to the regulatory authority of the Office of Thrift Supervision ("OTS") and the FRB. Further, all domestic depository institution subsidiaries of BAC

================================================================================

                  that are insured institutions are subject to the authority of the FDIC. The activities of the Parent's broker-dealers, which include BancAmerica Securities, Inc. and BA Futures, Inc., are subject to rules and regulations promulgated by the Securities and Exchange Commission ("SEC"), the Commodity Futures Trading Commission, securities industry self regulatory organizations (the New York Stock Exchange, the National Association of Securities Dealers, Inc., and the Municipal Securities Rulemaking Board), the FRB, and various state securities commissions. Other nonbank subsidiaries of the Parent are regulated under applicable federal and/or state mortgage lending, insurance, consumer, and other laws.

                  B.   DIVIDEND RESTRICTIONS

                  The availability of dividends from the Parent's subsidiaries is limited by various statutes and regulations. The National Bank Act and other federal laws prohibit the payment of dividends by a national bank under certain circumstances, and limit the amount a national bank can pay without the prior approval of the OCC. In addition, state-chartered banking subsidiaries are subject to dividend limitations imposed by applicable state and federal laws. FSB is subject to OTS regulatory restrictions on its payment of dividends. Specific information related to restrictions on funds available to the Parent and its subsidiaries is incorporated by Reference from
                  Note 29 on pages 81 through 83 of the 1996 Annual Report to Shareholders.

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

                  During 1991, Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which focused primarily on tightening the supervision of banks and thrifts and recapitalizing the Bank Insurance Fund ("BIF"). Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from "well capitalized" to "critically undercapitalized." If a bank does not meet any of the minimum capital requirements set by its regulators, FDICIA requires certain responses, such as that the bank submit a plan, guaranteed by its holding company, to restore its capital to adequate levels. It is BAC's policy to maintain risk-based capital ratios for both the parent and its domestic banking subsidiaries above the "well capitalized" levels, and as of December 31, 1996, BAC and all of its banking subsidiaries met the requirements of a "well capitalized" institution.

                  BAC is also subject to the risk-based capital and leverage guidelines of the FRB, which require that BAC's capital-to-asset ratios meet certain minimum standards. For a detailed discussion of the FRB guidelines and BAC's risk-based capital and leverage ratios, refer to pages 45 through 47 and Note 19 on pages 66 and 67 of the 1996 Annual Report to Shareholders.

================================================================================

                  As deposits of BAC's subsidiary banks are insured by the Bank Insurance Fund (BIF) administered by the FDIC, such subsidiaries are subject to FDIC insurance assessments. For purposes of determining insurance premium assessments, the FDIC places each insured bank in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). Assessment rates for deposit insurance premiums currently range from zero percent to 0.27 percent, depending on the assessment category into which the insured institution is placed.

                  Deposits of BAC's subsidiary savings association and portions of the deposits of BAC subsidiary banks are insured by the Savings Association Insurance Fund (SAIF) administered by the FDIC. The portion of the average assessment base that is attributable to the adjusted amount of deposits acquired from savings associations is treated as SAIF deposits and is assessed at the rate applicable to SAIF members in the same risk category. Those rates effectively range from zero percent to 0.27 percent.

                  Under legislation enacted in 1996, beginning January 1, 1997, BIF member institutions will begin sharing in the cost of funding Financing Corporation (FICO) interest payments. The cost of funding these interest payments will be in the form of an assessment on both BIF and SAIF insured deposits. The assessment rate will be lower for BIF deposits than for SAIF deposits. Actual rates will fluctuate over time depending on the amount of deposits insured by the BIF and SAIF at the time the assessment is made.

                  D.   KEY LEGISLATIVE AND REGULATORY DEVELOPMENTS

                  1.   Interstate Banking

                  The Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Act"), which was enacted in 1994, codifies the authority of banks to provide specified interstate banking services on an agency basis to customers of affiliate banks as of September 1995. Also, under the Act, as of September 1995, bank holding companies may acquire banks in other states, subject to certain deposit concentration limitations. Beginning June 1, 1997 and subject to certain deposit concentration and other limitations, banks may merge with other banks in states that do not "opt out" of the interstate legislation prior to June 1, 1997. Interstate mergers may be conducted prior to June 1, 1997 in states that specifically permit such mergers. In addition, prior to June 1, 1997, certain consolidations are possible using the "30-mile rule," which allows national banks to relocate their headquarters up to 30 miles away, including across state lines. The ability to merge with other banks across state lines will enable BAC to continue to consolidate its affiliate banking operations, if it so chooses, thereby potentially reducing operating expenses, expanding customer service, and enhancing overall operations of the business. Currently, several states have already "opted in" to interstate legislation. However, Texas has "opted out".

                  2.   Pending Legislation And Regulation

                  During 1996, Congress considered reform of the Glass-Steagall Act and the Bank Holding Company Act, which restrict banks' and bank holding companies' ability to engage in certain activities, including the underwriting of and dealing in various securities. If such statutory reform is enacted in the future, it could cause a significant change in the makeup of the financial services industry and expand the ability of BAC to offer a broader range of financial products.

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

                  E.   MONETARY AND ECONOMIC POLICIES

                  The operations of bank holding companies and their subsidiaries are affected by the credit and monetary policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the FRB to implement its objectives are open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements on bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets, and the level of inflation. The credit and monetary policies of the FRB have had a significant effect on the operating results of BAC in the past and are expected to continue to do so in the future.
--------------------------------------------------------------------------------

EMPLOYEES         At December 31, 1996, the actual number of persons employed by
                  BAC was 92,100. On a full-time-equivalent basis, BAC's staff level was 78,000 at December 31, 1996.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

                  Due to the nature of its business, BAC is subject to various threatened or filed legal actions. Although the amount of the ultimate exposure, if any, cannot be determined at this time, BAC, based upon the advice of counsel, does not expect the final outcome of threatened or filed suits to have a material adverse effect on its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

                  None.

PART II

================================================================================

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

                  Information on dividend restrictions, dividend payments, the principal market for and trading price of the Parent's common stock, and the number of holders of such stock is incorporated by reference from pages 17, 18, 45 through 47, Note 29 on pages 81 through 83, and Note 31 on page 85 of the 1996 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                  Selected financial data is incorporated by reference from pages 17 and 18 of the 1996 Annual Report to Shareholders.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                  Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference from pages 17 through 47 of the 1996 Annual Report to Shareholders.

FORWARD-LOOKING   From time to time, the Parent makes forward-looking
STATEMENTS        statements. Forward-looking statements include financial
                  projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto.

                  The Parent may include forward-looking statements in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in its annual report to shareholders, in its proxy statement, in other written materials, and in statements made by senior management to analysts, institutional investors, representatives of the media, and others.

                  By their very nature, forward looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors. Among the uncertainties to which the Parent's forward-looking statements are subject are credit risk, market risk, liquidity risk, operational risk, settlement risk, and capital risk. See pages 39 through 47 of the Parent's 1996 Annual Report to Shareholders for a discussion of these risks. In addition, various events can create uncertainties to which the Parent's forward-looking statements are subject. These events include, but are not limited to, technological changes; the effects of competition or of legislative or regulatory developments (see "Competition" and "Supervision and Regulation" on pages 15 through 19); changes in fiscal monetary and tax policies of the United States and other countries in which the Parent does business; political or social developments, including war, civil unrest or terrorist activity; the possibility of foreign exchange controls, expropriation, nationalization or

================================================================================
                  confiscation of assets in countries in which the Parent conducts business; and natural disasters (including earthquakes). When relying on forward-looking statements to make decisions with respect to the Parent, investors and others should carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

                  Forward-looking statements made by the Parent are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Parent undertakes no obligation to correct or update a forward-looking statement should the Parent later become aware that it is not likely to be achieved. If the Parent were to update or correct a forward-looking statement, investors and others should not conclude that the Parent will make additional updates or corrections thereafter.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                  The Report of Independent Auditors, the consolidated financial statements, and the notes to consolidated financial statements are incorporated by reference from pages 49 through 85 of the 1996 Annual Report to Shareholders. See Item 14 of this report for information concerning financial statements and schedules filed with this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

                  None.

PART III

================================================================================
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
________________________________________________________________________________

                    Reference is made to the text under the captions, "Executive Compensation, Benefits and Related Matters" (excluding the material under the headings "Report of the Executive Personnel and Compensation Committee" and "Shareholder Return Performance Graph" therein) and "Item No. 1--Election of Directors" in the Proxy Statement for the May 22, 1997 Annual Meeting of Shareholders of the Parent for incorporation of information concerning directors and persons nominated to become directors. Information concerning executive officers of the Parent as of March 1, 1997 is set forth below.

                        Name                   Age        Position with Registrant
                        ----                   ---        ------------------------
                        David A. Coulter        49        Chairman of the Board, President,
                                                            and Chief Executive Officer

                        Kathleen J. Burke       45        Vice Chairman and Personnel Relations Officer

                        Jack L. Meyers          54        Vice Chairman

                        Michael J. Murray       52        Vice Chairman

                        Michael E. O'Neill      50        Vice Chairman and Chief Financial Officer

                        Thomas E. Peterson      61        Vice Chairman

                        Michael E. Rossi        52        Vice Chairman

                        Martin A. Stein         56        Vice Chairman

                    DAVID A. COULTER was appointed Chairman of the Board on May 23, 1996 and as Chief Executive Officer of the Parent and the Bank on January 1, 1996, in addition to his title as President. He was appointed to the Board of Directors of the Parent and the Bank on October 2, 1995. He was appointed President of the Parent and the Bank on August 7, 1995. Previously he was Vice Chairman of the Parent and the Bank from February 1993 to August 1995. He was appointed Group Executive Vice President of the Bank on April 27, 1992. He was Executive Vice President of the Bank and head of the Bank's U.S. Corporate Group from 1990 to 1992.

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

================================================================================

                    JACK L. MEYERS was appointed Vice Chairman of the Parent and the Bank on October 4, 1993. He was appointed Chief Credit Officer of the Bank on September 3, 1993. He was Group Executive Vice President responsible for the Bank's Commercial Business Group from 1991 to 1993.

                    MICHAEL J. MURRAY was appointed Vice Chairman of the Parent and the Bank on October 2, 1995. Previously, he was Group Executive Vice President responsible for the Bank's U.S. Corporate Group from September 1994 to September 1995. From 1993 to 1994, Mr. Murray served as Vice Chairman of Continental. Previously, he was Executive Vice President and head of Corporate Banking for Continental from 1991 to 1993.

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

                    The present term of office for the officers named above will expire on May 22, 1997 or on their earlier retirement, resignation, or removal. There is no family relationship among any such officers.

================================================================================
ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

                    Information concerning executive compensation is incorporated by reference from the text under the captions, "Corporate Governance-Director Remuneration, Stock Ownership Guidelines, Retirement, and Director Attendance" and "Executive Compensation, Benefits and Related Matters" (excluding the material under the headings "Report of the Executive Personnel and Compensation Committee" and "Shareholder Return Performance Graph" therein) in the Proxy Statement for the May 22, 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

                    Information concerning ownership of equity stock of the Parent by certain beneficial owners and management is incorporated by reference from the text under the caption, "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for the May 22, 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

                    Information concerning certain relationships and related transactions with officers and directors is incorporated by reference from the text under the caption, "Executive Compensation, Benefits and Related Matters" (excluding the material under the headings "Report of the Executive Personnel and Compensation Committee" and "Shareholder Return Performance Graph" therein) in the Proxy Statement for the May 22, 1997 Annual Meeting of Shareholders.

PART IV


================================================================================
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)(1)   FINANCIAL    The report of independent auditors and the following
STATEMENTS            consolidated financial statements of BAC are incorporated
                      herein by reference from the 1996 Annual Report to Shareholders. Page number references are to the 1996
                      Annual Report to Shareholders.

                                                                                                            PAGE
             BankAmerica Corporation:
               Report of Independent Auditors.........................................................        49
               Consolidated Statement of Operations--
                  Years Ended December 31, 1996, 1995, and 1994.......................................        50
               Consolidated Balance Sheet--December 31, 1996 and 1995.................................        51
               Consolidated Statement of Cash Flows--Years Ended December 31, 1996,
                  1995, and 1994......................................................................        52
               Consolidated Statement of Changes in Stockholders' Equity--
                  Years Ended December 31, 1996, 1995, and 1994.......................................        53
               Notes to Consolidated Financial Statements.............................................        54

--------------------------------------------------------------------------------

(a)(2) FINANCIAL      Schedules to the consolidated financial statements (Nos.
STATEMENT             I and II of Rule 9-07) for which provision is made in the
SCHEDULES             applicable accounting regulation of the Securities and
                      Exchange Commission (Regulation S-X) are inapplicable and therefore, are not included.

                      Financial statements and summarized financial information of unconsolidated subsidiaries or 50 percent or less owned persons accounted for by the equity method are not included as such subsidiaries do not, either individually or in the aggregate, constitute a significant subsidiary.

--------------------------------------------------------------------------------

(a)(3) EXHIBITS

                                                                           Incorporated by Reference From File
                                                                                        No. 1-7377:
                                                                           -----------------------------------
                                                                                Report on Form
                                                                           ------------------------
                                                                                     10-Q or 10-K
                                                                 Filed       8-K    for the Period     Exhibit
No.     Description                                             Herewith    Dated       Ending           No.
--------------------------------------------------------------------------------------------------------------
3.a.    BankAmerica Corporation Certificate of
        Incorporation, as amended. Exhibit 3(a) for the Parent's
        Form 8-A Amendment No. 1, filed August 25, 1994
        (File No. 33-55225) incorporated herein by reference.

3.b.    BankAmerica Corporation By-laws, as amended.                X

================================================================================

                                                                                  Incorporated by Reference From File
                                                                                              No. 1-7377:
                                                                                  -----------------------------------
                                                                                      Report on Form
                                                                                  ----------------------
                                                                                           10-Q or 10-K
                                                                      Filed        8-K    for the Period      Exhibit
         No.     Description                                        Herewith      Dated       Ending            No.
         ------------------------------------------------------------------------------------------------------------
         4.a.    The Parent and certain of its consolidated
                 subsidiaries have outstanding certain long-term
                 debt. See Notes 13, 14, and 15 on pages 62
                 through 64 of the 1996 Annual Report to
                 Shareholders. None of such debt exceeds 10
                 percent of the total assets of the Corporation;
                 therefore, copies of constituent instruments
                 defining the rights of holders of such debt are
                 not included as exhibits. The Parent agrees to
                 furnish copies of such instruments to the Securities
                 and Exchange Commission upon request.

         4.b.    Rights Agreement dated as of April 11, 1988,                                12/31/94            4(b)
                 between the Parent and Manufacturers Hanover
                 Trust Company of California, as Rights Agent, as
                 amended.

         10.a.   BankAmerica Corporation Retirement Plan for                                  9/30/94           10
                 Nonofficer Directors, as amended./a/                                        12/31/95           10(a)

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

         10.c.   BankAmerica Corporation Deferred Compensation          X
                 Plan, as amended./a/

         10.d.   BankAmerica Corporation Senior Management                                   12/31/93           10(d)
                 Incentive Plan, as amended (formerly the                                    12/31/95           10(d)
                  "Annual Management Incentive Plan")./a/

         10.e.   Supplemental Retirement Plan (formerly the
                 "Supplemental CareerAccounts Plan")./a/                X

         10.f.   BankAmerica Corporation Executive Compensation                              12/31/94           10(f)
                 Program - Benefits/Perquisites Summary./a/

         10.g.   BankAmerica Corporation 1987 Management Stock                                9/30/95           10(b)
                 Plan, as amended./a/

         10.h.   Management Incentive Stock Plan, as amended./a/                              9/30/95           10(c)

         10.i.   1992 Management Stock Plan, as amended./a/                                   9/30/96           10

         10.j.   BankAmerica Corporation 1991 Stock Appreciation                              6/30/92           10(a)
                 Rights Plan./a/

         10.k.   Employment Agreement dated April 30, 1987                                   12/31/92           10(k)
                 between R.M. Rosenberg and the Parent and the
                 Bank, and Supplemental Benefits Agreement dated
                 as of November 21, 1985 between R.M. Rosenberg
                 and Seafirst Corporation and Seattle-First
                 National Bank./a/

         10.l.   Supplemental Benefits Agreement dated July 9, 1990                          12/31/95           10(l)
                 and December 6, 1990 between M.A. Stein and
                 the Parent./a/

         10.m.   Change-in-Control Severance Pay Program./a/                                 12/31/95           10(o)

         ----------------------
         /a/Management contract or compensatory plan, contract, or arrangement.

================================================================================

                                                                                  Incorporated by Reference From File
                                                                                              No. 1-7377:
                                                                                  -----------------------------------
                                                                                      Report on Form
                                                                                  ----------------------
                                                                                           10-Q or 10-K
                                                                      Filed        8-K    for the Period      Exhibit
         No.     Description                                        Herewith      Dated       Ending            No.
         ------------------------------------------------------------------------------------------------------------
         10.n.   Continental Illinois Corporation 1979 Stock Option     X
                 Plan, as amended./a/

         10.o.   Continental Bank Corporation 1982 Performance,         X
                 Resticted Stock and Stock Option Plan, as amended./a/

         10.p.   Continental Bank Corporation 1991 Equity               X
                 Performance Incentive Plan, as amended./a/

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

         13.     1996 Annual Report to Shareholders. Portions not       X
                 incorporated by reference are furnished for
                 informational purposes and are not filed herewith.

         21.     BankAmerica Corporation Subsidiaries.                  X

         23.     Consent of Ernst & Young LLP.                          X

         24.     Powers of Attorney.                                    X

         27.     Financial Data Schedule.                               X

         ----------------------
         /a/Management contract or compensatory plan, contract, or arrangement.
--------------------------------------------------------------------------------

(B) REPORTS ON     During the fourth quarter of 1996, the Parent filed reports
FORM 8-K           on Form 8-K dated October 16, 1996, December 12, 1996, and
                   December 19, 1996. The October 16, 1996 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Third Quarter
                   Earnings." The December 12, 1996 report disclosed, pursuant to Item 5 of the report, a fourth quarter restructuring charge as a result of the restructuring of the Parent's business activities. The December 19, 1996 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BA Merchant Services, Inc.
                   Announces Public Offering of 14 Million Shares of Class A
                   Common Stock; BankAmerica Corporation Expects $145 Million
                   Fourth-Quarter After-Tax Gain." After the fourth quarter of 1996, the Parent filed reports on Form 8-K dated January 15,
                   1997, February 3, 1997, and March 3, 1997. The January 15,
                   1997 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Fourth
                   Quarter Earnings." The February 3, 1997 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Board Extends
                   Stock Repurchase Program, Increases Common Stock Dividend,
                   Approves Premium Price Stock Option Plan." The March 3, 1997 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled, "BankAmerica Announces
                   Intention to Split Stock."

SIGNATURES

================================================================================
                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   March 14, 1997                  BANKAMERICA CORPORATION

                                                   /s/   JOHN J. HIGGINS
                                                   ---------------------
                                                   (John J. Higgins
                                                   Executive Vice President
                                                   and Chief Accounting Officer)

                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          Signature                     Title
                          ---------                     -----
                 Principal Executive Officer
                 and Director:

                 /s/   DAVID A. COULTER                 Chairman of the Board, President
                 -------------------------------        and Chief Executive Officer
                     (David A. Coulter)

                 Principal Financial Officer:

                 /s/   MICHAEL E. O'NEILL               Vice Chairman and Chief
                 -------------------------------        Financial Officer
                    (Michael E. O'Neill)

                 Principal Accounting Officer:

                 /s/   JOHN J. HIGGINS                  Executive Vice President
                 -------------------------------        and Chief Accounting Officer
                      (John J. Higgins)

                Directors:
                JOSEPH F. ALIBRANDI*           Director              DONALD E. GUINN*                   Director
                JILL E. BARAD*                 Director              FRANK L. HOPE, JR.*                Director
                PETER B. BEDFORD*              Director              IGNACIO E. LOZANO, JR.*            Director
                ANDREW F. BRIMMER*             Director              WALTER E. MASSEY*                  Director
                RICHARD A. CLARKE*             Director              JOHN M. RICHMAN*                   Director
                TIMM F. CRULL*                 Director              RICHARD M. ROSENBERG*              Director
                KATHLEEN FELDSTEIN*            Director              A. MICHAEL SPENCE*                 Director
                                                                     SOLOMON D. TRUJILLO*               Director

                   A majority of the members of the Board of Directors.

                   *By   /s/  CHERYL A. SOROKIN
                         -------------------------------
                   (Cheryl A. Sorokin, Attorney-in-Fact)

                   Dated: March 14, 1997

Other information about BankAmerica
Corporation may be found in its quarterly
Analytical Review and Form 10-Q and its
Annual Report to Shareholders. These
reports, as well as additional copies of this Form 10-K, may be obtained from:

Bank of America
Corporate Public Relations #13124
P.O. Box 37000
San Francisco, CA 94137

Information Online - Corporate disclosure documents filed with the Securities and Exchange
Commission by BankAmerica Corporation and other companies can be obtained from the Securities and Exchange Commission's home page on the World
Wide Web (http://www.sec.gov).




                [LOGO OF BANKAMERICA CORPORATION APPEARS HERE]

                                  BankAmerica











NL-9    3-97

                (Receycled paper logo appears here)             Recycled paper

================================================================================

                                 EXHIBIT INDEX

                                                                           Incorporated by Reference From File
                                                                                        No. 1-7377:
                                                                           -----------------------------------
                                                                                Report on Form
                                                                           ------------------------
                                                                                     10-Q or 10-K
                                                                 Filed       8-K    for the Period     Exhibit
        No.     Description                                     Herewith    Dated       Ending           No.
--------------------------------------------------------------------------------------------------------------
         3.a.    BankAmerica Corporation Certificate of
                 Incorporation, as amended. Exhibit 3(a) for
                 the Parent's Form 8-A Amendment No. 1, filed
                 August 25, 1994 (File No. 33-55225) incorporated
                 herein by reference.

         3.b.    BankAmerica Corporation By-laws, as amended.           X

         4.a. The Parent and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Notes 13, 14, and 15 on pages 62 through 64 of the 1996 Annual Report to Shareholders. None of such debt exceeds 10 percent of the total assets of the Corporation;
                 therefore, copies of constituent instruments defining the rights of holders of such debt are not included as exhibits. The Parent agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

         4.b.    Rights Agreement dated as of April 11, 1988,                                12/31/94            4(b)
                 between the Parent and Manufacturers Hanover
                 Trust Company of California, as Rights Agent, as
                 amended.

         10.a.   BankAmerica Corporation Retirement Plan for                                  9/30/94           10
                 Nonofficer Directors, as amended./a/                                        12/31/95           10(a)

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

         10.c.   BankAmerica Corporation Deferred Compensation          X
                 Plan, as amended./a/

         10.d.   BankAmerica Corporation Senior Management                                   12/31/93           10(d)
                 Incentive Plan, as amended (formerly the                                    12/31/95           10(d)
                  "Annual Management Incentive Plan")./a/

         10.e.   Supplemental Retirement Plan (formerly the
                 "Supplemental CareerAccounts Plan")./a/                X

         10.f.   BankAmerica Corporation Executive Compensation                              12/31/94           10(f)
                 Program - Benefits/Perquisites Summary./a/

         10.g.   BankAmerica Corporation 1987 Management Stock                                9/30/95           10(b)
                 Plan, as amended./a/

         10.h.   Management Incentive Stock Plan, as amended./a/                              9/30/95           10(c)

         10.i.   1992 Management Stock Plan, as amended./a/                                   9/30/96           10

         10.j.   BankAmerica Corporation 1991 Stock Appreciation                              6/30/92           10(a)
                 Rights Plan./a/

         10.k.   Employment Agreement dated April 30, 1987                                   12/31/92           10(k)
                 between R.M. Rosenberg and the Parent and the
                 Bank, and Supplemental Benefits Agreement dated
                 as of November 21, 1985 between R.M. Rosenberg
                 and Seafirst Corporation and Seattle-First
                 National Bank./a/

         10.l.   Supplemental Benefits Agreement dated July 9, 1990                          12/31/95           10(l)
                 and December 6, 1990 between M.A. Stein and
                 the Parent./a/

         10.m.   Change-in-Control Severance Pay Program./a/                                 12/31/95           10(o)

         10.n.   Continental Illinois Corporation 1979 Stock Option     X
                 Plan, as amended./a/

         10.o.   Continental Bank Corporation 1982 Performance,         X
                 Resticted Stock and Stock Option Plan, as amended./a/

         10.p.   Continental Bank Corporation 1991 Equity               X
                 Performance Incentive Plan, as amended./a/

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

         13.     1996 Annual Report to Shareholders. Portions not       X
                 incorporated by reference are furnished for
                 informational purposes and are not filed herewith.

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