Form 10-Q
period 1997-03-31
BANKAMERICA CORP
filed 1997-05-14
CIK 9672

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number: 1-7377

             Exact name of registrant as specified in its charger:
                            BankAmerica Corporation

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

      Common Stock, $1.5625 par value --- 352,353,939 shares outstanding on March 31, 1997.*

            *In addition, 34,958,743 shares were held in treasury.

================================================================================

This document serves both as an analytical review for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of BankAmerica Corporation to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or to pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with BankAmerica Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, including the consolidated financial statements and notes thereto.

                       [BANK AMERICA LOGO APPEARS HERE]














                                                                            1997
                                                               1ST Q U A R T E R

CONTENTS


======================================================================================
PART I           Item 1.
FINANCIAL        Financial Statements:
INFORMATION        Consolidated Statement of Operations..........................    2
                   Consolidated Balance Sheet ...................................    3
                   Consolidated Statement of Cash Flows .........................    4
                   Consolidated Statement of Changes in
                   Stockholders' Equity .........................................    5
                   Notes to Consolidated Financial Statements ...................    6



                 Item 2
                 Management's Discussion and Analysis:
                   Highlights ...................................................   15
                   Business Sectors .............................................   18
                   Operating Leverage and Capital Management ....................   21
                   Results of Operations:
                     Net Interest Income ........................................   22
                     Noninterest Income .........................................   24
                     Noninterest Expense ........................................   26
                     Income Taxes ...............................................   27
                   Balance Sheet Review: ........................................   28
                     Credit Card Securitization .................................   29
                   Credit Risk Management:
                     Loan Portfolio Management ..................................   31
                       Domestic Consumer Loans ..................................   32
                       Domestic Commercial Loans ................................   33
                       Foreign Loans ............................................   34
                     Emerging Market Exposure ...................................   34
                     Allowance for Credit Losses ................................   35
                     Nonperforming Assets .......................................   37
                   Foreign Exchange and Derivatives Contracts ...................   40
                   Interest Rate Risk Management ................................   41
                   Funding and Capital:
                     Liquidity Review ...........................................   43
                     Capital Management .........................................   43

--------------------------------------------------------------------------------------

PART II            ITEM 6.
OTHER INFORMATION  EXHIBITS AND REPORTS ON FORM 8-K .............................   46

                   Signatures ...................................................   47
======================================================================================

FINANCIAL STATEMENTS

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

==================================================================================================================
                                                                      1997                   1996
                                                                   -------   -------------------------------------
                                                                     FIRST    FOURTH     THIRD    SECOND     FIRST
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)                QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                               $3,423    $3,388    $3,371    $3,307    $3,297
Interest-bearing deposits in banks                                      99       145        95        96       117
Federal funds sold                                                       8         7         9         7         6
Securities purchased under resale agreements                           155       144       178       176       155
Trading account assets                                                 269       270       268       247       216
Available-for-sale and held-to-maturity securities                     286       284       285       293       298
------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST INCOME                                              4,240     4,238     4,206     4,126     4,089

INTEREST EXPENSE
Deposits                                                             1,366     1,406     1,332     1,307     1,314
Federal funds purchased                                                 13        20        17        20        22
Securities sold under repurchase agreements                            149       155       201       176       163
Other short-term borrowings                                            275       254       243       208       178
Long-term debt                                                         263       273       261       256       266
------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                             2,066     2,108     2,054     1,967     1,943
------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                                2,174     2,130     2,152     2,159     2,146
PROVISION FOR CREDIT LOSSES                                            220       220       235       250       180
------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES              1,954     1,910     1,917     1,909     1,966

NONINTEREST INCOME
Deposit account fees                                                   360       364       345       346       344
Credit card fees                                                        87        94        92        90        79
Trust fees                                                              57        57        53        56        63
Other fees and commissions                                             375       370       360       333       320
Trading income                                                         188       134       153       178       165
Private equity investment activities                                    99       108        97       112       110
Net gain on sales of loans                                              59        20        25        17        26
Net gain on available-for-sale securities                               20        20         7         4        30
Net gain on sales of subsidiaries and operations                        13         5        41        83        51
Gain on issuance of subsidiary's stock                                   -       147         -         -         -
Other income                                                           127       180       146       101        86
------------------------------------------------------------------------------------------------------------------
  TOTAL NONINTEREST INCOME                                           1,385     1,499     1,319     1,320     1,274

NONINTEREST EXPENSE
Salaries                                                               839       834       822       814       821
Employee benefits                                                      189       167       191       213       202
Occupancy                                                              186       193       188       186       190
Equipment                                                              182       184       180       175       163
Communications                                                          93        92        89        90        92
Amortization of intangibles                                             91        92        93        93        95
Professional services                                                   75        95        87        80        81
Regulatory fees and related expenses                                    10         2        95        13        13
Restructuring charges                                                    -       280         -         -         -
Other expense                                                          368       311       336       333       356
------------------------------------------------------------------------------------------------------------------
  TOTAL NONINTEREST EXPENSE                                          2,033     2,250     2,081     1,997     2,013
------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE INCOME TAXES                                         1,306     1,159     1,155     1,232     1,227
PROVISION FOR INCOME TAXES                                             526       412       472       509       507
------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                      $  780    $  747    $  683    $  723    $  720
--------------------------------------------------------------------==============================================
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE                     $ 2.05    $ 1.93    $ 1.75    $ 1.84    $ 1.79
EARNINGS PER COMMON SHARE -- ASSUMING FULL DILUTION                   2.05      1.92      1.75      1.84      1.79
DIVIDENDS DECLARED PER COMMON SHARE                                   0.61      0.54      0.54      0.54      0.54
==================================================================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

=========================================================================================================================
                                                                     1997                        1996
                                                                 --------    --------------------------------------------
(IN MILLIONS)                                                    MARCH 31     DEC. 31    SEPT. 30     JUNE 30    MARCH 31
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                          $ 13,561    $ 16,223    $ 13,619    $ 12,478    $ 12,870
Interest-bearing deposits in banks                                  6,390       5,708       5,829       5,194       5,585
Federal funds sold                                                    153         134         306         276         143
Securities purchased under resale agreements                        7,730       7,275       6,287       7,001       6,198
Trading account assets                                             12,931      12,205      14,000      12,633      11,215
Available-for-sale securities                                      11,532      12,113      11,717      10,964      11,287
Held-to-maturity securities                                         3,972       4,138       4,200       4,280       4,523

Loans                                                             167,338     165,415     161,833     160,640     156,155
Less: Allowance for credit losses                                   3,538       3,523       3,511       3,495       3,496
-------------------------------------------------------------------------------------------------------------------------
  Net loans                                                       163,800     161,892     158,322     157,145     152,659

Customers' acceptance liability                                     3,229       2,861       3,165       2,837       2,761
Accrued interest receivable                                         1,441       1,441       1,435       1,451       1,469
Goodwill, net                                                       3,888       3,938       4,017       4,066       4,115
Identifiable intangibles, net                                       1,554       1,616       1,664       1,708       1,753
Unrealized gains on off-balance-sheet instruments                   7,813       7,682       6,598       7,297       7,551
Premises and equipment, net                                         3,985       3,987       3,968       3,980       4,010
Other assets                                                        7,925       9,540       7,826       7,531       8,104
-------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                 $249,904    $250,753    $242,953    $238,841    $234,243
-----------------------------------------------------------------========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest-bearing                                               $ 84,071    $ 84,133    $ 83,779    $ 83,954    $ 84,314
  Noninterest-bearing                                              39,561      39,694      37,589      34,737      34,570
Deposits in foreign offices:
  Interest-bearing                                                 43,854      42,732      42,035      41,444      40,127
  Noninterest-bearing                                               1,513       1,456       1,498       1,710       1,506
-------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                168,999     168,015     164,901     161,845     160,517
Federal funds purchased                                               730       2,176       1,093       2,740       2,125
Securities sold under repurchase agreements                         7,124       7,644       8,489       8,861       7,640
Other short-term borrowings                                        18,883      17,566      16,263      14,530      11,523
Acceptances outstanding                                             3,229       2,861       3,165       2,837       2,761
Accrued interest payable                                              921         879         868         833         842
Unrealized losses on off-balance-sheet instruments                  7,473       7,633       6,458       7,310       7,719
Other liabilities                                                   5,850       6,004       5,750       4,824       5,875
Long-term debt                                                     14,725      15,785      15,454      14,953      15,074
-------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                             227,934     228,563     222,441     218,733     214,076

Corporation obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated deferrable interest debentures of the
  corporation (trust preferred securities)                          1,873       1,477           -           -           -


STOCKHOLDERS' EQUITY
Preferred stock                                                     1,596       2,242       2,242       2,242       2,423
Common stock                                                          605         605         605         605         604
Additional paid-in capital                                          8,473       8,467       8,458       8,439       8,384
Retained earnings                                                  12,029      11,500      10,989      10,544      10,067
Net unrealized gain (loss) on available-for-sale securities           (90)         32         (27)        (79)        (56)
Common stock in treasury, at cost                                  (2,516)     (2,133)     (1,755)     (1,643)     (1,255)
-------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                     20,097      20,713      20,512      20,108      20,167
-------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $249,904    $250,753    $242,953    $238,841    $234,243
-----------------------------------------------------------------========================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

==========================================================================================================================
                                                                                               THREE MONTHS ENDED MARCH 31
                                                                                               ---------------------------
(IN MILLIONS)                                                                                    1997                 1996
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                    $   780              $   720
Adjustments to net income to arrive at net cash provided (used) by operating activities:
  Provision for credit losses                                                                     220                  180
  Net gain on sales of loans and subsidiaries and operations                                      (72)                 (77)
  Net amortization of loan fees and discounts                                                     (31)                 (16)
  Depreciation and amortization of premises and equipment                                         147                  143
  Amortization of intangibles                                                                      91                   95
  Provision for deferred income taxes                                                               2                  109
  Change in assets and liabilities net of effects from acquisitions and pending dispositions:
      Increase in accrued interest receivable                                                                          (11)
      Increase (decrease) in accrued interest payable                                              42                   (6)
      Increase in trading account assets                                                         (726)              (1,699)
      Increase in current income taxes payable                                                    509                  254
  Deferred fees received from lending activities                                                   38                   51
  Net cash used by loans held for sale                                                            (80)                 (346)
  Other, net                                                                                    1,025              (1,423)
--------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by operating activities                                            1,945               (2,026)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
  Sales proceeds                                                                                1,101                  200
  Maturities, prepayments, and calls                                                            1,225                1,437
  Purchases                                                                                    (1,955)                (925)
Activity in held-to-maturity securities:
  Maturities, prepayments, and calls                                                              293                  348
  Purchases                                                                                      (130)                (215)
Proceeds from loan sales and securitizations                                                    2,138                  255
Purchases of loans                                                                               (108)                (620)
Purchases of premises and equipment                                                              (153)                (184)
Proceeds from sales of other real estate owned                                                    128                  105
Net cash provided (used) by:
  Loan originations and principal collections                                                  (4,433)                (588)
  Interest-bearing deposits in banks                                                             (681)                 176
  Federal funds sold                                                                              (19)                 578
  Securities purchased under resale agreements                                                   (455)              (1,236)
Other, net                                                                                        107                   53
--------------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                                      (2,942)                (616)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                          784                  571
Principal payments and retirements of long-term debt                                           (1,842)                (823)
Net proceeds from issuance of trust preferred securities                                          396
Proceeds from issuance of common stock                                                                                  44
Proceeds from issuance of treasury stock                                                           62
Preferred stock redeemed                                                                         (646)                (211)
Treasury stock purchased                                                                         (481)                (289)
Common stock dividends                                                                           (216)                (198)
Preferred stock dividends                                                                         (34)                 (53)
Net cash provided (used) by:
  Deposits                                                                                        984                   23
  Federal funds purchased                                                                      (1,446)              (3,035)
  Securities sold under repurchase agreements                                                    (520)               1,257
  Other short-term borrowings                                                                   1,317                3,896
Other, net                                                                                        (35)                  17
--------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                                           (1,677)               1,199
Effect of exchange rate changes on cash and due from banks                                         12                    1
--------------------------------------------------------------------------------------------------------------------------
      Net decrease in cash and due from banks                                                  (2,662)              (1,442)
Cash and due from banks at beginning of period                                                 16,223               14,312
--------------------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                                $13,561              $12,870
----------------------------------------------------------------------------------------------============================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

====================================================================================================================
                                                                    1997                      1996
                                                                 -------    ----------------------------------------
                                                                   FIRST     FOURTH      THIRD     SECOND      FIRST
(IN MILLIONS)                                                    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
--------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                                    $ 2,242    $ 2,242    $ 2,242    $ 2,423    $ 2,623
Preferred stock redeemed                                            (646)        --         --       (181)      (200)
--------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                          1,596      2,242      2,242      2,242      2,423

COMMON STOCK
Balance, beginning of quarter                                        605        605        605        604        602
Common stock issued                                                   --         --         --          1          2
--------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                            605        605        605        605        604

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                                      8,467      8,458      8,439      8,384      8,328
Common stock issued                                                   --          5          8         55         74
Preferred stock redeemed                                              --         --         --         --        (18)
Treasury stock issued                                                  6          4         11         --         --
--------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                          8,473      8,467      8,458      8,439      8,384

RETAINED EARNINGS
Balance, beginning of quarter                                     11,500     10,989     10,544     10,067      9,606
Net income                                                           780        747        683        723        720
Common stock dividends                                              (216)      (193)      (194)      (195)      (198)
Preferred stock dividends                                            (34)       (44)       (43)       (45)       (53)
Foreign currency translation adjustments,
  net of related income taxes                                         (1)         1         (1)        (6)        (8)
--------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                         12,029     11,500     10,989     10,544     10,067

NET UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES
Balance, beginning of quarter                                         32        (27)       (79)       (56)         1
Valuation adjustments, net of related income taxes                  (122)        59         52        (23)       (57)
--------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                            (90)        32        (27)       (79)       (56)

COMMON STOCK IN TREASURY, AT COST
Balance, beginning of quarter                                     (2,133)    (1,755)    (1,643)    (1,255)      (938)
Treasury stock purchased                                            (475)      (450)      (200)      (385)      (316)
Treasury stock issued                                                 94         74         98          1         --
Other                                                                 (2)        (2)       (10)        (4)        (1)
--------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                         (2,516)    (2,133)    (1,755)    (1,643)    (1,255)
--------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                   $20,097    $20,713    $20,512    $20,108    $20,167
-----------------------------------------------------------------===================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1.          The unaudited consolidated financial statements of
FINANCIAL        BankAmerica Corporation and subsidiaries (BAC) are prepared
STATEMENT        in conformity with generally accepted accounting principles
PRESENTATION     for interim financial information, the instructions to form
                 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.
                 All such adjustments are of a normal recurring nature.
                 These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in BankAmerica Corporation's (the
                 Parent) Annual Report on Form 10-K for the year ended
                 December 31, 1996.

                 The unaudited consolidated financial statements of BAC include the accounts of the Parent and companies in which more than 50 percent of the voting stock is owned directly or indirectly by the Parent, including Bank of America NT&SA (the Bank), Bank of America Illinois, and other banking and nonbanking subsidiaries. The revenues, expenses, assets, and liabilities of the subsidiaries are included in the respective line items in the unaudited consolidated financial statements after elimination of intercompany accounts and transactions.

                 In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). The FASB subsequently amended SFAS No. 125 in December 1996. As amended, SFAS No. 125 applies to securities lending, repurchase agreements, dollar rolls, and other similar secured financing transactions occurring after December 31, 1997 and to all other transfers and servicing of financial assets occurring after December 31, 1996. The adoption of SFAS No. 125 on January 1, 1997 did not have a material effect on BAC's financial position or results of operations.

                 Certain amounts in prior periods have been reclassified to conform to the current presentation.

--------------------------------------------------------------------------------

NOTE 2.          During the three-month periods ended March 31, 1997 and 1996,
SUPPLEMENTAL     BAC made interest payments on deposits and other
DISCLOSURE OF    interest-bearing liabilities of $2,024 million and $1,949
CASH FLOW        million, respectively, and made net income tax payments of $45
INFORMATION      million and $144 million, respectively. In addition, during the same periods there were foreclosures of loans with carrying values of $62 million and $124 million, respectively.

                 During the three-month period ended March 31, 1997, BAC made payments on accrued liabilities of $18 million related to common stock repurchased during 1996. At March 31, 1997, BAC accrued a $12 million liability related to common stock repurchased during the first quarter of 1997.
--------------------------------------------------------------------------------

NOTE 3.          During the three-month period ended March 31, 1997, BAC sold
AVAILABLE-FOR-   available-for-sale securities for aggregate proceeds of $1,101
SALE AND HELD-   million, resulting in gross realized gains of $28 million and
TO-MATURITY      gross realized losses of $8 million. During the three-month
SECURITIES AND   period ended March 31, 1996, BAC sold available-for-sale
TRADING          securities for aggregate proceeds of $200 million, resulting in
ACTIVITIES       gross realized gains of $37 million and gross realized losses of $7 million.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================


                 The fair values and amortized costs of available-for-sale and held-to-maturity securities were as follows:

                                            AVAILABLE-FOR-SALE    HELD-TO-MATURITY
                                               SECURITIES             SECURITIES
                                            ------------------    -----------------
                                             FAIR   AMORTIZED     FAIR   AMORTIZED
                   (IN MILLIONS)            VALUE        COST    VALUE        COST
                   ----------------------------------------------------------------
                   MARCH 31, 1997          $11,532     $11,701   $3,666      $3,972
                   December 31, 1996        12,113      12,059    3,920       4,138
                   September 30, 1996       11,717      11,765    3,892       4,200
                   June 30, 1996            10,964      11,094    3,886       4,280
                   March 31, 1996           11,287      11,380    4,143       4,523


                 The net unrealized loss on available-for-sale securities at March 31, 1997 included a $16 million unrealized gain on excess servicing associated with the adoption of SFAS No. 125.


                 During the three-month periods ended March 31, 1997 and 1996, trading income included net unrealized holding gains on trading securities of $6 million and $3 million, respectively. These amounts exclude the net unrealized trading results of the Parent's securities broker and dealer subsidiaries.

--------------------------------------------------------------------------------

NOTE 4.          The trust preferred securities are issued by trusts all of
TRUST            whose outstanding common securities are owned by the Parent.
PREFERRED        Such common securities represent an aggregate
SECURITIES       liquidation amount equal to 3 percent of the total capital of each trust. The sole assets of the trusts are junior subordinated deferrable interest debentures of the Parent.

                 During the first quarter of 1997, BankAmerica Capital III, a trust all of whose outstanding common securities ($12 million liquidation amount) are owned by the Parent, issued trust preferred securities (the Series 3 preferred securities) with an aggregate liquidation amount of $400 million. The sole assets of the trust are junior subordinated deferrable interest debentures issued by the Parent having an aggregate principal amount of $412 million (the Series 3 debentures). In addition, the Parent has entered into an expense agreement with the trust obligating the Parent to pay any costs, expenses or liabilities of the trust, other than obligations of the trust to pay amounts due pursuant to the terms of the Series 3 preferred securities.

                 The distribution rate for the Series 3 preferred securities corresponds to the interest rate on the Series 3 debentures, which is a floating rate adjusted quarterly based on the three-month London Interbank Offered Rate (LIBOR) for U.S. dollar deposits plus 0.57%. The interest payment dates are January 15, April 15, July 15, and October 15. The Parent has the right to defer payment of interest on the Series 3 debentures at any time or from time to time for an extension period not exceeding 20 quarters. During any such extension period, distributions on the Series 3 preferred securities will also be deferred and the Parent's ability to pay dividends on its common and preferred stock will be restricted.

                 The Series 3 debentures have a stated maturity of January 15, 2027, although the Parent may redeem the Series 3 debentures prior to stated maturity (i) on or after January 15, 2002 or
                 (ii) prior to January 15, 2002 upon the occurrence of certain events relating to the tax treatment of the trust or the Series 3 debentures or relating to the capital treatment of the Series 3 preferred securities, in each case, at a redemption price of 100% of the principal amount plus accrued interest. The Series 3 preferred securities are subject to mandatory redemption upon repayment of the Series 3 debentures at their stated maturity date or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

                 The Parent has issued a guarantee for the payment of distributions and payments on liquidation or redemption of the Series 3 preferred securities, but only to the extent of funds held by the trust. The guarantee is a junior subordinated obligation of the Parent.

                 In the first quarter of 1997, distributions and amortization of deferred issuance costs on all of the trust preferred securities totaling $35 million were included in noninterest expense in the consolidated statement of operations.

                 For specific details on other trust preferred securities, refer to Note 15 on page 64 of BAC's 1996 Annual Report to Shareholders.

--------------------------------------------------------------------------------

NOTE 5.          During the first quarter of 1997, BAC's Board of Directors
STOCK            authorized an amendment to its existing stock repurchase
REPURCHASE       program. The amended program enables the Parent to buy back up
PROGRAM          to an additional $3.0 Billion of its common stock by the end of
                 1998 and to buy back or redeem up to an additional $1.0 billion of its preferred stock by the end of 1998.

                 During the three months ended March 31, 1997, the Parent repurchased 4.3 million shares of its common stock under the amended and prior stock repurchase programs at an average per-share price of $110.48. These transactions reduced stockholders' equity by $475 million.

                 On January 15, 1997, the Parent redeemed all 11,250,000 outstanding shares of its 9% Cumulative Preferred Stock, Series H, reducing stockholders' equity by $281 million. The redemption price was equal to the stated value of $25.00 per share, plus accrued and unpaid dividends to the redemption date of $0.28125 per share.

                 In addition, on February 15, 1997, the Parent redeemed all 14,600,000 outstanding shares of its 8 3/8% Cumulative Preferred Stock, Series K, reducing stockholders' equity by $365 million. The redemption price was equal to the stated value of $25.00 per share, plus accrued and unpaid dividends to the redemption date of $0.44201 per share.

                 The remaining buyback and redemption authorities for common stock and preferred stock under the current amended program totaled $3.3 billion and $1.2 billion, respectively, at March 31, 1997.

--------------------------------------------------------------------------------

NOTE 6.          The following is a summary of the components of income tax
INCOME           expense:
TAXES

                                   1997                  1996
                                -------   -------------------------------------
                                  FIRST    FOURTH     THIRD    SECOND     FIRST
(IN MILLIONS)                   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
-------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES
Federal                            $370      $265      $301      $361      $362
State and local                      84        58        90        95        93
Foreign                              72        89        81        53        52
-------------------------------------------------------------------------------
                                   $526      $412      $472      $509      $507
-----------------------------------============================================

                 BAC's estimated annual effective income tax rates for the three-month periods ended March 31, 1997 and 1996 were 40.3 percent and 41.3 percent, respectively. These rates are higher than the federal statutory tax rate of 35.0 percent due principally to state income taxes.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

NOTE 7.          Earnings per common share have been computed based on the
EARNINGS         following:
PER COMMON
SHARE

                                    1997                        1996
                                  --------    ----------------------------------------
                                     FIRST     FOURTH      THIRD     SECOND      FIRST
(DOLLAR AMOUNTS IN MILLIONS)       QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
--------------------------------------------------------------------------------------
Net income applicable to
  common stock                    $    746   $    703   $    640   $    678   $    667
Average number of common
  shares outstanding               354,292    357,805    359,017    361,858    366,067
Average number of common
  and common equivalent
  shares outstanding               363,400    365,511    365,672    368,543    372,385
Average number of common
  shares outstanding  --
  assuming full dilution           363,400    366,208    365,885    368,591    373,548

                 In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
                 128), which is effective for periods ending after December 15, 1997. BAC expects to adopt SFAS No. 128 in the fourth quarter of 1997. At that time, BAC will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. SFAS No. 128 eliminates primary earnings per share and earnings per common share, assuming full dilution, and requires the presentation of basic and diluted earnings per share. As a result, under the new requirements, BAC's computation of earnings per common and common equivalent share will be replaced by earnings per common share which excludes any dilutive effects of outstanding stock options and warrants. Also, BAC's computation of earnings per common share, assuming full dilution, will be replaced with diluted earnings per share and will be based on the average market price of BAC's common stock for the period. Had SFAS No. 128 been in effect, it would have resulted in an increase in earnings per common share of $0.05 for the first quarter of 1997, $0.04 for the fourth quarter of 1996, $0.03 for the third quarter of 1996, $0.04 for the second quarter of 1996, and $0.03 for the first quarter of 1996. The impact of SFAS No. 128 on converting earnings per common share, assuming full dilution, to diluted earnings per share for the aforementioned quarters is not material.

--------------------------------------------------------------------------------

NOTE 8.          In the ordinary course of business, BAC enters into various
OFF-BALANCE-     types transactions that involve credit-related financial
SHEET            instruments and foreign exchange and derivatives contracts that
TRANSACTIONS     contain off-balance-sheet risk. Credit-related financial
                 instruments are typically customer-driven, while foreign exchange and derivatives contracts are entered into both on behalf of customers and for BAC's own account in managing interest rate and foreign exchange risk.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

                 CREDIT-RELATED FINANCIAL INSTRUMENTS

                 A summary of the contractual amounts of each significant class of credit-related financial instruments outstanding appears below. The contractual amounts of these instruments are not recorded as assets or liabilities on the balance sheet. These amounts represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless.

                                                1997                    1996
                                            --------   ----------------------------------------
(IN MILLIONS)                               MARCH 31    DEC. 31   SEPT. 30   JUNE 30   MARCH 31
-----------------------------------------------------------------------------------------------
Commitments to extend credit:
  Unutilized credit card lines              $ 37,917   $ 36,897    $37,271   $36,978    $35,982
  Other commitments to extend credit/a/      101,128    100,234     92,965    97,954     95,790
Standby letters of credit/b/                  18,954     17,092     16,486    17,121     16,344
Commercial letters of credit                   3,677      4,064      3,833     4,596      4,236
-----------------------------------------------------------------------------------------------

                 /a/ Represents agreements to extend credit to customers for which BAC may have received fees. These commitments have specified interest rates and generally have fixed expiration dates and may be terminated by BAC if certain conditions of the contract are violated.

                 /b/ Net of participations sold of $3,102 million at March
                     31, 1997, $2,999 million at December 31, 1996, $2,940
                     million at September 30, 1996, and $2,619 million at both June 30, 1996 and March 31, 1996.

                 FOREIGN EXCHANGE AND DERIVATIVES CONTRACTS

                 The tables on page 11 summarize the notional and credit risk amounts for each significant class of foreign exchange and derivatives contracts outstanding in BAC's trading and asset and liability management portfolios. These tables should be read in conjunction with the descriptions of such products and their risks included on pages 38 through 44, and 72 through 78 of BAC's 1996 Annual Report to Shareholders.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

NOTIONAL AND CREDIT RISK AMOUNTS FOR DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES

--------------------------------------------------------------------------------

                                          MARCH 31, 1997      DECEMBER 31, 1996
                                       -------------------   -------------------
                                        NOTIONAL    CREDIT    NOTIONAL    CREDIT
(IN MILLIONS)                            AMOUNT       RISK/a/  AMOUNT       RISK/a/
--------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest rate swaps                    $432,161     $1,903/b/$442,160     $2,968/b/
Futures and forward rate contracts:
  Commitments to purchase               145,206        115    138,381         34
  Commitments to sell                   172,300        101    182,065        280
Written options                          30,378          -/c/  32,679          -/c/
Purchased options                        46,193        325     40,805        373
--------------------------------------------------------------------------------
                                        826,238      2,444    836,090      3,655

FOREIGN EXCHANGE CONTRACTS
Spot, forward, and futures contracts    655,186      3,879    612,767      2,670
Written options                          37,945          -/c/  24,840          -/c/
Purchased options                        41,508        490     23,272        319
Currency swaps                           28,813        942     27,589        951
--------------------------------------------------------------------------------
                                        763,452      5,311    688,468      3,940

Stock index options and
  commodity contracts                     1,217         58      1,561         87
--------------------------------------------------------------------------------
                                     $1,590,907/d/  $7,813 $1,526,119/e/  $7,682
-------------------------------------===========================================

NOTIONAL AND CREDIT RISK AMOUNTS FOR DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES

--------------------------------------------------------------------------------
                                          MARCH 31, 1997      DECEMBER 31, 1996
                                       -------------------   -------------------
                                        NOTIONAL    CREDIT   NOTIONAL     CREDIT
(IN MILLIONS)                            AMOUNT       RISK/a/ AMOUNT        RISK/a/
--------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest rate swaps                       $ 36,163    $117   $ 46,445       $128
Futures and forward rate contracts          70,084       -     58,467          -
Purchased options                           10,250      54     10,957         81
--------------------------------------------------------------------------------
                                           116,497     171    115,869        209

FOREIGN EXCHANGE CONTRACTS
Spot, forward, and futures contracts            11       -      1,746          -
Currency swaps                                 121       -        673          -
--------------------------------------------------------------------------------
                                               132       -      2,419          -
--------------------------------------------------------------------------------
                                          $116,629/d/ $171   $118,288/e/    $209
------------------------------------------======================================

/a/ Credit risk represents current replacement cost after the effects of master netting agreements.

/b/ Includes the effects of cross product netting of certain interest rate derivatives and currency swaps.

/c/ Interest rate and foreign exchange options written have no credit risk.

/d/ Interest rate swaps and interest rate options in both the trading and asset and liability management portfolios include $11.3 billion and $0.7 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $2.4 billion of intercompany hedging-related contracts.

/e/ Interest rate swaps and interest rate options in both the trading and asset and liability management portfolios include $13.9 billion and $0.7 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $2.4 billion of intercompany hedging-related contracts.

For most contracts, notional amounts are used solely to determine cash flows to be exchanged. However, certain foreign exchange contracts are designed for principal amounts to be exchanged on a common settlement date. The notional or contract amounts associated with foreign exchange and derivative financial instruments are not recorded as assets or liabilities on the balance sheet and do not represent the potential for gain or loss associated with such transactions. Credit risk represents unrealized gains on foreign exchange and derivatives contracts. It is the amount of loss that BAC would suffer if all counterparties failed to perform according to the terms of the contract and the value of any existing collateral became worthless, based on then-current currency exchange and interest rates at each respective period after the effects of master netting agreements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

                 The following tables summarize the average and period-end fair values of each significant class of foreign exchange and derivatives contracts outstanding in BAC's trading portfolio and the period-end fair values for each significant class of foreign exchange and derivatives contracts outstanding in BAC's asset and liability management portfolio. Fair value amounts consist of unrealized gains and losses, accrued interest receivable and payable, and premiums paid or received, and take into account master netting agreements. The fair value amounts for the trading portfolio are disaggregated by gross unrealized gains (assets) and gross unrealized losses (liabilities), while the fair value amounts for the asset and liability management portfolio are shown on a net basis. Fair value amounts were generally calculated using discounted cash flow models based on current market yields for similar instruments and the maturity of each instrument.

FAIR VALUES OF DERIVATIVE INSTRUMENTS HELD OR ISSUED FOR TRADING
PURPOSES

==============================================================================================
                                                MARCH 31, 1997          DECEMBER 31, 1996
                                        ---------------------------  -------------------------
                                              AVERAGE                    AVERAGE
                                           FAIR VALUE                 FAIR VALUE
                                              FOR THE    PERIOD-END      FOR THE    PERIOD-END
(IN MILLIONS)                           QUARTER ENDED/a/ FAIR VALUE   YEAR ENDED/a/ FAIR VALUE
----------------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest rate swaps:
  Assets                                      $ 2,579       $ 1,903      $ 2,956       $ 2,968
  Liabilities                                  (2,349)       (1,725)      (2,661)       (2,820)

Futures and forward rate contracts:
  Assets                                          218           216          335           314
  Liabilities                                    (229)         (229)        (331)         (329)
Written options                                  (284)         (261)        (221)         (300)
Purchased options                                 344           325          307           373
----------------------------------------------------------------------------------------------
                                                  279           229          385           206

FOREIGN EXCHANGE CONTRACTS
Spot, forward, and futures contracts:
  Assets                                        4,250         3,879        2,358         2,670
  Liabilities                                  (4,401)       (3,863)      (2,709)       (2,842)
Written options                                  (641)         (603)        (333)         (369)
Purchased options                                 497           490          283           319
Currency swaps:
  Assets                                        1,051           942        1,137           951
  Liabilities                                    (880)         (771)      (1,308)         (937)
----------------------------------------------------------------------------------------------
                                                 (124)           74         (572)         (208)

STOCK INDEX OPTIONS AND COMMODITY CONTRACTS
  Assets                                           29            58           58            87
  Liabilities                                     (26)          (21)         (25)          (36)
----------------------------------------------------------------------------------------------
                                                    3            37           33            51
----------------------------------------------------------------------------------------------
                                              $   158       $   340      $  (154)      $    49
--------------------------------------------------============================================

/a/ Average fair value amounts are calculated based on monthly balances.

FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES

===============================================================================================
(IN MILLIONS)                                               MARCH 31, 1997    DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest rate swaps                                                  $(585)               $(369)
Futures and forward rate contracts                                      10                  (26)
Purchased options                                                        7                   (4)
-----------------------------------------------------------------------------------------------
                                                                      (568)                (399)

FOREIGN EXCHANGE CONTRACTS
Spot, forward, and futures contracts                                    --                   --
Currency swaps                                                        (105)                 (63)
-----------------------------------------------------------------------------------------------
                                                                      (105)                 (63)
-----------------------------------------------------------------------------------------------
                                                                     $(673)               $(462)
---------------------------------------------------------------------==========================

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



                 TRADING-RELATED INCOME

                 ------------------------------------------------------------------------------------------
                                                           1997                        1996
                                                        -------    ----------------------------------------
                                                          FIRST        FOURTH     THIRD    SECOND     FIRST
                 (IN MILLIONS)                          QUARTER       QUARTER   QUARTER   QUARTER   QUARTER
                 ------------------------------------------------------------------------------------------
                 Trading Income
                 Interest rate                             $ 12          $ 19      $ 17      $  8      $ 12
                 Foreign exchange                            92            64        64        90        98
                 Debt instruments                            84            51        72        80        55
                 ------------------------------------------------------------------------------------------
                                                           $188          $134      $153      $178      $165
                 ------------------------------------------================================================

                 Other trading-related Income/a/
                 Interest rate                             $ 10          $ 13      $  5      $  7      $  6
                 Foreign exchange                             4             3         4         7         6
                 Debt instruments                            59            53        52        59        44
                 ------------------------------------------------------------------------------------------
                                                           $ 73          $ 69      $ 61      $ 73      $ 56
                 ------------------------------------------================================================

           /a/ Primarily includes the net interest revenue and expense associated with these contracts.

             To reflect the business purpose and use of the financial contracts into which BAC enters, trading income and the related net interest revenue or expense associated with such contracts have been allocated into three broad functional categories: interest rate trading, foreign exchange trading, and debt instruments trading. Trading-related income from interest rate instruments primarily includes the results from transactions using interest rate and currency swaps, interest rate futures, option contracts, and forward rate agreements, as well as cash instruments used in the management of this function. Foreign exchange trading-related income primarily includes the results from transactions using foreign exchange spot, forward, futures, and option contracts. Trading-related income from debt instruments primarily represents the results from trading activities in various debt securities, including U.S. government and government agency securities, foreign government securities, mortgage- backed securities, municipal bonds, and corporate debt.

             ASSET AND LIABILITY MANAGEMENT ACTIVITIES

             BAC uses foreign exchange contracts and derivative instruments, primarily interest rate contracts, to manage interest rate risk related to specific assets and liabilities, including fixed rate and adjustable rate residential mortgages, long-term debt, and deposits. Foreign exchange contracts are used to hedge net capital exposure and foreign currency exposures. For a detailed description of BAC's asset and liability management objectives and strategies used to achieve those objectives, refer to pages 76 through 78 of BAC's 1996 Annual Report to Shareholders.

================================================================================

                 The expected maturities and weighted average interest rates associated with BAC's asset and liability management interest rate swap portfolio at March 31, 1997 were not significantly different from those at year-end 1996.

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

                 The following summarizes indemnified securities lending transactions and the associated collateral:


                                                          1997                        1996
                                                      --------    ------------------------------------------
                 (IN MILLIONS)                        MARCH 31    DEC. 31     SEPT. 30    JUNE 30   MARCH 31
                 -------------------------------------------------------------------------------------------
                 Indemnified securities lent               $ -        $ -          $ -      $  73       $134

                 Associated collateral                       -          -            -         75        135
                 -------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE 9.          BAC recorded a pre-tax restructuring charge of $280 million in
RESTRUCTURING    the fourth quarter of 1996 as a result of decisions to
CHARGES          implement a number of restructurings of its business
                 activities. The charge covers severance payments, premises and other costs connected with the wholesale banking, retail banking, and staff support areas affected by the actions.

                 Approximately $196 million of the pre-tax charge is for severance payments, reflecting an estimated reduction of approximately 3,700 positions. Approximately $72 million is for premises expense, primarily reflecting the planned closure of 120 branches. Equipment write-offs and other miscellaneous costs total $12 million. Management expects that the majority of these restructurings will be accomplished in 1997.

                 The following is a summary of changes in restructuring charges for the first quarter of 1997:


                                                                                               POSITION
                 (DOLLAR AMOUNTS IN MILLIONS)      SEVERANCE   PREMISES   OTHER/A/   TOTAL   REDUCTIONS
                 --------------------------------------------------------------------------------------
                 Balance at January 1, 1997             $196        $72        $12    $280        3,700

                 Payments                                 34          6          1      41           NA

                 Positions eliminated                     NA         NA         NA      NA          522
                 --------------------------------------------------------------------------------------
                   BALANCE AT MARCH 31, 1997            $162        $66        $11    $239        3,178
                 ---------------------------------------===============================================

                 * Includes equipment write-offs and other miscellaneous costs. NA - Not applicable.

MANAGEMENT'S DISCUSSION AND ANALYSIS
HIGHLIGHTS
================================================================================

                 The following is a summary of first-quarter 1997 financial information for BankAmerica Corporation and subsidiaries (BAC).

                 . BAC reported first-quarter 1997 earnings per share of $2.05, an increase of 15 percent from $1.79 for the same period a year ago. Net income for the first quarter of 1997 was $780 million, up 8 percent from $720 million for the first quarter of 1996.

                 . The return on average common equity was 16.50 percent for the first quarter of 1997, an increase of 131 basis points from the same period in 1996.

                 . BAC continued to strategically manage its capital through the following activities in the first quarter of 1997:

                    -- Established a relationship with D.E. Shaw & Co., Inc., a private investment banking company, which significantly enhances BAC's ability to offer equity-related products to its customers;

                    -- Announced the intention to sell its consumer finance business, Security Pacific Financial Services;

                    --  Sold $3.3 billion of residential first mortgages;

                    -- Extended its stock repurchase program by authorizing the repurchase of an additional $3 billion of common stock and the redemption of an additional $1 billion of preferred stock by the end of 1998; and

                    -- Redeemed all outstanding shares of its Series H and Series K preferred stock.

                 . Net interest income was $2,174 million, up $28 million from the first quarter of 1996. BAC's net interest margin was
                    4.16 percent, down 20 basis points from the comparable period a year ago, but up 3 basis points from the fourth quarter of 1996. Excluding the effects of the credit card securitizations during the second half of 1996, net interest income would have increased $63 million from the first quarter of 1996 and the net interest margin would have been
                    4.20 percent.

                 . Noninterest income was $1,385 million, an increase of $111 million, or 9 percent, from the first quarter of 1996, primarily resulting from increases in fee income. Excluding the effect of a $50 million pre-tax gain associated with the sale of certain components of BAC's Institutional Trust and Securities Services (ITSS) business during the first quarter of 1996, noninterest income would have increased $161 million, or 13 percent, from the first quarter of 1996.

                 . Noninterest expense increased $20 million, or 1 percent, from the first quarter of 1996, primarily due to expenses associated with trust preferred securities. Without these ongoing expenses, noninterest expense would have been $1,998 million, a decrease of $15 million from the first quarter of 1996. BAC's expense to revenue ratio was 53.53 percent, a decrease of 48 basis points and 230 basis points from the prior quarter and the first quarter of 1996, respectively.

================================================================================

                 . Nonaccrual assets decreased $88 million, or 8 percent, from their year-end 1996 level. Net credit losses were $204 million for the first quarter of 1997, a decline of $35 million, or 15%, from the first quarter of 1996. The provision for credit losses was $220 million, up $40 million from the first quarter of 1996, but unchanged from the previous quarter.

                 . In connection with BAC's ongoing efforts to effectively manage capital, BAC repurchased 4.3 million shares of its common stock during the first quarter of 1997 at an average per-share price of $110.48, which reduced stockholders' equity by $475 million.

                 . On January 15, 1997, BAC redeemed all outstanding shares of its 9% Cumulative Preferred Stock, Series H, which reduced stockholders' equity by $281 million. In addition, on February 15, 1997, BAC redeemed all outstanding shares of its 8 3/8% Cumulative Preferred Stock, Series K, which reduced stockholders' equity by $365 million.

================================================================================
FINANCIAL HIGHLIGHTS

-------------------------------------------------------------------------------------------------------------
                                                    1997                         1996
                                                 -------       ----------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS,                       FIRST           FOURTH        THIRD      SECOND      FIRST
EXCEPT PER SHARE DATA)                           QUARTER       QUARTER/a/   QUARTER/b/     QUARTER    QUARTER
-------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                                 $  4,240         $  4,238     $  4,206    $  4,126   $  4,089
Interest expense                                   2,066            2,108        2,054       1,967      1,943
-------------------------------------------------------------------------------------------------------------
  Net interest income                              2,174            2,130        2,152       2,159      2,146
Provision for credit losses                          220              220          235         250        180
Noninterest income                                 1,385            1,499        1,319       1,320      1,274
Noninterest expense                                2,033            2,250        2,081       1,997      2,013
-------------------------------------------------------------------------------------------------------------
  Income before income taxes                       1,306            1,159        1,155       1,232      1,227
Provision for income taxes                           526              412          472         509        507
-------------------------------------------------------------------------------------------------------------
    NET INCOME                                  $    780         $    747     $    683    $    723   $    720
------------------------------------------------=============================================================
PER SHARE DATA
Earnings per common and common
  equivalent share                              $   2.05         $   1.93     $   1.75    $   1.84   $   1.79
Earnings per common share --
  assuming full dilution                            2.05             1.92         1.75        1.84       1.79
Dividends declared per common share                 0.61             0.54         0.54        0.54       0.54
-------------------------------------------------------------------------------------------------------------
STOCK DATA
Book value per common share at period end       $  52.51         $  51.99     $  50.92    $  49.64    $ 48.74
Common stock price range:
  High                                           123 3/4          103 7/8       85 1/4      80 3/8     79 1/8
  Low                                             95 3/8           82 1/8       72          69 3/4     58 3/4
Closing common stock price                       100 7/8           99 3/4       82 1/8      75 3/4     77 1/2
Average number of common and common
  equivalent shares outstanding (in
  thousands)                                     363,400          365,511      365,672     368,543    372,385
Average number of common shares outstanding --
  assuming full dilution (in thousands)          363,400          366,208      365,885     368,591    373,548
Number of common shares outstanding at
  period end (in thousands)                      352,354          355,267      358,826     359,893    364,082
-------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END
Loans                                           $167,338         $165,415     $161,833    $160,640   $156,155
Total assets                                     249,904          250,753      242,953     238,841    234,243
Deposits                                         168,999          168,015      164,901     161,845    160,517
Long-term debt                                    14,725           15,785       15,454      14,953     15,074
Common equity                                     18,501           18,471       18,270      17,866     17,744
Total equity                                      20,097           20,713       20,512      20,108     20,167
-------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Expense to revenue/c/                              53.53%           54.01%       54.47%      55.14%     55.83%
Rate of return (based on net income) on:
  Average common equity                            16.50            15.24        14.16       15.42      15.19
  Average total equity                             15.70            14.42        13.44       14.56      14.28
  Average total assets                              1.25             1.21         1.12        1.21       1.22
-------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Ratio of common equity to total assets              7.40%            7.37%        7.52%       7.48%      7.58%
Ratio of total equity to total assets               8.04             8.26         8.44        8.42       8.61
Ratio of average total equity to average
  total assets                                      7.99             8.40         8.29        8.29       8.55
=============================================================================================================

/a/ Includes the income statement effect of a $147 million nontaxable gain from the initial public offering of BA Merchant Services, Inc. (BAMS) common stock and a $280 million pre-tax restructuring charge.

/b/ Includes the income statement effect of a one-time Savings Association
    Insurance Fund (SAIF) assessment that increased noninterest expense by $82 million.

/c/ Excludes net other real estate owned expense, amortization of intagnibles, expenses associated with trust preferred securities, and the effects of a one-time assessment for SAIF in the third quarter of 1996, a fourth-quarter 1996 restructing charge, and a fourth-quarter 1996 gain on the initial public offering of BAMS common stock.

BUSINESS SECTORS
================================================================================
SELECTED BUSINESS SECTOR DATA

--------------------------------------------------------------------------------------------------------------------------------
                                                                      THRE MONTHS EDNED MARCH 31/a/
                                    --------------------------------------------------------------------------------------------
                                                               U.S. CORPORATE AND
                                                   TOTAL    INTERNATIONAL BANKING     CONSUMER BANKING     MIDDLE MARKET BANKING
                                    --------------------    ---------------------     ----------------     ---------------------
 (DOLLAR AMOUNTS IN MILLIONS)           1997        1996       1997          1996      1997       1996      1997            1996
------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                 $  2,174    $  2,146   $    385      $    350   $ 1,370    $ 1,355   $   224         $   208
Noninterest income                     1,385       1,274        555           551       671        521        57              56
Noninterest expense                    2,033       2,013        502           487     1,245      1,207       138             135
--------------------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE THE PROVISIONS FOR
    CREDIT LOSSES AND INCOME TAXES     1,526       1,407        438           414       796        669       143             129
Provision for credit losses              220         180        (17)          (12)      284        214        (5)              8
Provision for income taxes               526         507        163           163       221        195        61              51
--------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                             780         720        292           263       291        260        87              70
Preferred stock dividends                 34          53         11            17        16         24         4               6
--------------------------------------------------------------------------------------------------------------------------------
  NET INCOME ATTRIBUTABLE TO
    COMMON EQUITY                   $    746    $    667   $    281      $    246   $   275    $   236   $    83         $    64
------------------------------------============================================================================================

SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                               $165,478    $154,929   $ 45,281      $ 41,506   $83,519    $79,504   $21,421         $19,253
Earning assets                       210,560     197,712     75,926        69,741    84,642     80,441    21,151          19,062
Total assets                         252,105     237,083    101,468        92,423    95,130     91,496    24,183          21,848
Deposits                             166,491     159,543     47,664        43,608    97,202     94,871     8,201           7,294
Common equity                         18,324      17,665      5,942         5,609     8,385      7,942     1,952           1,892

SELECTED FINANCIAL RATIOS
Return on average common
  equity                               16.50%      15.19%     19.15%        17.69%    13.32%     11.93%    17.25%          13.65%
Expense to revenue/b/                  53.53       55.83      50.80         52.57     56.76      60.17     45.97           48.41
================================================================================================================================

                 For management reporting purposes, BAC segregates its operations into five primary business or operating sectors. BAC determines its business sector results based on an internal management reporting system that allocates certain revenues, expenses, assets, and liabilities to each business. Furthermore, for internal business sector monitoring, the unallocated allowance for credit losses and related provision for credit losses are assigned to the businesses. Equity is assigned to each business on a risk-adjusted basis taking into account goodwill and tax-effected identifiable intangibles. While BAC manages its interest-rate risk hedging activities centrally, the effects of hedging are generally allocated to the businesses through a transfer pricing process. As a result, the effects of hedging interest rate risk are reflected in the appropriate business sectors.

================================================================================

-----------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED MARCH 31/a/
                                   ------------------------------------------------------------------------
                                    COMMERCIAL REAL ESTATE    WEALTH MANAGEMENT                   ALL OTHER
                                   -----------------------    -----------------     -----------------------
 (DOLLAR AMOUNTS IN MILLIONS)          1997           1996      1997       1996      1997              1996
-----------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                 $   113        $    98    $   48     $   41   $    34           $    94
Noninterest income                       11              7        99         96        (8)               43
Noninterest expense                      36             32       107        109         5                43
-----------------------------------------------------------------------------------------------------------
  INCOME BEFORE THE PROVISIONS FOR
    CREDIT LOSSES AND INCOME TAXES       88             73        40         28        21                94
Provision for credit losses             (40)           (32)        -          1        (2)                1
Provision for income taxes               53             43        16         11        12                44
-----------------------------------------------------------------------------------------------------------
  NET INCOME                             75             62        24         16        11                49
Preferred stock dividends                 1              3         1          1         1                 2
-----------------------------------------------------------------------------------------------------------
  NET INCOME ATTRIBUTABLE TO
    COMMON EQUITY                   $    74        $    59    $   23     $   15   $    10           $    47
------------------------------------=======================================================================

SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                               $ 9,733        $10,003    $4,764     $4,231   $   760           $   432
Earning assets                        9,784         10,042     4,874      4,316    14,183            14,110
Total assets                         10,119         10,403     5,552      4,995    15,653            15,918
Deposits                              2,113          1,898     7,316      6,922     3,995             4,950
Common equity                           872            990       576        577       597               655

SELECTED FINANCIAL RATIOS
Return on average common equity       34.19%         23.91%    16.17%     10.42%       NM                NM
Expense to revenue/b/                 27.21          29.46     69.63      77.04        NM                NM
===========================================================================================================

/a/ For comparability purposes, both 1997 and 1996 amounts reflect BAC's business-sector allocation methodologies at March 31, 1997 .

/b/ Excludes net other real estate owned expense, amorization of intangibles, and expenses associsted with trust preferred secutities.

NM - Not meaningful.

                 The information set forth in the tables on pages 18 through 19 reflects the condensed income statements and selected average balance sheet line items and financial ratios by business sector. The information presented does not necessarily represent the business sectors' financial condition and results of operations as if they were independent entities. Results from prior periods are restated for changes in sector composition and in allocation and assignment methodologies to allow comparability. In addition, the expense to revenue ratios have been adjusted to exclude net other real estate owned expenses, amortization of intangibles, and expenses associated with trust preferred securities. For a detailed discussion of the composition of each business sector, refer to pages 19 through 22 of BAC's 1996 Annual Report to Shareholders.

                 U.S. Corporate and International Banking - U.S. Corporate and International Banking's net income for the first three months of 1997 increased $29 million, or 11 percent, from the amount reported for the same period a year ago. This increase reflected higher net interest income, which primarily resulted from growth in lease financing and foreign commercial and industrial loans. In addition, the reduction in the provision for credit losses and the slight increase in noninterest income partially offset the increase in noninterest expense. This sector's expense to revenue ratio decreased to 50.80 percent, a 177 basis point improvement from the same period a year ago.

================================================================================

                 Consumer Banking - Consumer Banking's net income for the first three months of 1997 was up $31 million, or 12 percent, from the amount for the same period last year. Net interest income increased primarily due to higher volumes on consumer installment and consumer lease financing loans. Noninterest income increased due to higher revenues from service charges on deposit accounts and ATM fees in California, larger gains on the sales of residential first mortgages, and higher loan servicing revenue. The increases in net interest income and noninterest income, coupled with BAC's efforts to keep noninterest expense at targeted levels, resulted in an expense to revenue ratio of 56.76 percent, a 341 basis point improvement from the same period a year ago. The provision for credit losses increased $70 million primarily in the credit card, consumer financing, and manufactured housing portfolios. Average loan outstandings grew $4 billion, or 5 percent, from the first three months of 1996, reflecting growth in manufactured housing loans, consumer auto loans, and lease financing.

                 Middle Market Banking - Middle Market Banking's net income for the first three months of 1997 increased $17 million, or 24 percent, from the first quarter of 1996. An increase in net interest income and a decrease in the provision for credit losses contributed to this growth. Net interest income was up due to higher loan volumes. The reduction in the provision for credit losses was primarily a result of improved credit quality.

                 Commercial Real Estate - Net income in the commercial real estate sector increased $13 million, or 21 percent, from the first three months of 1996. Net interest income increased as a result of higher spreads on construction and commercial real estate loans.

                 Wealth Management - Wealth Management's net income was $24 million for the first three months of 1997, an increase of $8 million, or 50 percent, from the same period a year ago. Net interest income increased primarily due to higher loan balances.

                 All Other - This sector includes the results from corporate asset and liability management activities (investment securities, federal funds bought and sold, institutional and brokered deposits and intermediate debt), along with any residual differences between actual centrally managed external hedging results and the transfer of interest rate risk hedging to the appropriate business sectors. Also included in this sector are the residual income and expenses related to the ITSS business, which the corporation had substantially divested by the end of the first quarter of 1996.

                 This sector's net income for the first three months of 1997 decreased $38 million from the amount reported for the comparable period a year ago. Net interest income decreased $60 million due to lower results from corporate liquidity management activities. Noninterest income for the first three months of 1996 included a $50 million pre-tax gain associated with the divestiture of the ITSS business. The reduction in noninterest expense was primarily related to the sale of the ITSS business.

OPERATING LEVERAGE AND CAPITAL MANAGEMENT
===============================================================================

                 BAC continued to demonstrate effective management of operating leverage in the first quarter of 1997. Operating leverage is achieved when the rate of revenue growth exceeds that of expenses. As shown in the table below, in the first quarter of 1997, revenue increased 4 percent while noninterest expense increased 1 percent from the first quarter of 1996.


                 Capital management objectives are achieved when the rates of growth in common shares outstanding and preferred stock dividends are below that of net income. As a result of BAC's stock repurchase program, the average number of common shares outstanding, assuming full dilution, decreased 3 percent in the first quarter of 1997 from the comparable quarter last year. Additionally, preferred stock dividends decreased 36 percent from the first quarter of 1996. However, the decrease in preferred stock dividends will be partially offset by the after-tax effect of noninterest expense related to distributions on trust preferred securities in future years.


                 By effectively managing expenses, BAC reported increases in net income of 8 percent from the first quarter of 1996. In addition, the rate of return on average common equity increased 131 basis points from the first quarter of 1996.

================================================================================
OPERATING LEVERAGE AND CAPITAL MANAGEMENT
--------------------------------------------------------------------------------

                                                        FIRST QUARTER
                                                    ---------------------
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)     1997         1996          CHANGE
-----------------------------------------------------------------------------------------
OPERATING LEVERAGE COMPONENTS
Net interest income                                 $  2,174     $  2,146               1%
Noninterest income                                     1,385        1,274               9
    Total revenue                                      3,559        3,420               4
Noninterest expense                                    2,033        2,013               1
Operating income/a/                                    1,526        1,407               8
Provision for credit losses                              220          180              22
Provision for income taxes                               526          507               4

CAPITAL MANAGEMENT COMPONENTS
Net income                                               780          720               8
Preferred stock dividends                                 34           53             (36)
Net income applicable to common stock                    746          667              12
Average number of common shares outstanding --
  assuming full dilution (in thousands)              363,400      373,548              (3)
Earnings per common share --
  assuming full dilution                            $   2.05     $   1.79              15
Average common equity                                 18,324       17,665               4
Rate of return on average common equity                16.50%       15.19%            131/bp/
-----------------------------------------------------------------------------------------

/a/ Represents net income before the provisions for credit losses and income taxes.
/bp/ - Basis points.

RESULTS OF OPERATIONS
================================================================================

NET INTEREST     Taxable-equivalent net interest income for the first quarter of
INCOME           1997 was $2,180 million, up $29 million from the same period a year ago. The increase primarily resulted from growth in earning assets, partially offset by an increase in costs of funds. Excluding the effects of credit card securitizations, taxable-equivalent net interest income would have increased $64 million from the first quarter of 1996.

                 Average earning assets totaled $210.6 billion for the first quarter of 1997, up $12.8 billion from the same period in 1996. The increase was largely attributable to growth in most segments of the loan portfolio as average loans increased $10.5 billion from the first quarter of 1996. In addition, average trading account assets rose $2.4 billion from the first quarter of 1996.

                 BAC's net interest margin for the first quarter of 1997 was
                 4.16 percent, down 20 basis points from the comparable period a year ago. The yield on average earning assets decreased 17 basis points from the same period a year ago, primarily due to lower prevailing market rates. The cost of funds increased 3 basis points primarily due to increased rates on domestic interest-bearing deposits, the largest component of interest-bearing liabilities. In addition, BAC has experienced growth in wholesale funding sources, including foreign interest-bearing deposits and domestic purchased funds, which are more costly than traditional core deposits.

                 BAC's net interest income and margin include the results of hedging with certain on- and off-balance sheet financial instruments. Hedging with derivative financial instruments reduced BAC's net interest income results by approximately $20 million in the first quarter of 1997, and increased it by approximately $20 million in the same period a year ago. The effect of the hedging amounts on the net interest margin in each period was less than 5 basis points.

================================================================================

AVERAGE BALANCES, INTEREST, AND AVERAGE RATES

-----------------------------------------------------------------------------------------------------------------------------
                                                           FIRST QUARTER 1997                       FIRST QUARTER 1996
                                                    --------------------------------         --------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                        BALANCE/a/  INTEREST/b/  RATE/b/         BALANCE/a/  INTEREST/b/  RATE/b/
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-bearing deposits in banks                    $  6,069       $   99     6.63%          $  5,998       $  117     7.83%
Federal funds sold                                         591            8     5.30                434            6     5.32
Securities purchased under resale agreements             9,361          155     6.73              9,312          155     6.71
Trading account assets                                  13,358          269     8.18             11,008          217     7.92
Available-for-sale securities/c,d/                      11,595          203     7.04             11,419          214     7.51
Held-to-maturity securities/d/                           4,108           86     8.40              4,612           86     7.51
Domestic loans:
  Consumer-residential first mortgages                  37,076          686     7.40             36,861          691     7.50
  Consumer-residential junior mortgages                 14,775          309     8.48             13,829          301     8.75
  Consumer-credit card                                   8,399          305    14.54              8,943          334    14.92
  Other consumer                                        19,788          480     9.86             16,424          404     9.89
  Commercial and industrial                             33,884          647     7.75             32,870          647     7.91
  Commercial loans secured by real estate               12,429          275     8.86             10,990          244     8.89
  Financial institutions                                 2,942           32     4.47              2,786           32     4.58
  Lease financing                                        2,729           37     5.56              1,910           26     5.55
  Construction and development loans
    secured by real estate                               2,266           66    11.78              3,162           81    10.31
 Loans for purchasing or carrying securities             1,751           30     6.85              1,239           21     6.72
 Agricultural                                            1,562           35     8.96              1,654           37     9.03
 Other                                                   1,288           20     6.01              1,208           17     6.00
                                                      --------       ------                    --------      -------
    Total domestic loans                               138,889        2,922     8.48            131,876        2,835     8.63
Foreign loans                                           26,589          504     7.68             23,053          464     8.09
                                                      --------       ------                    --------      -------
    Total loans/c/                                     165,478        3,426     8.35            154,929        3,299     8.55
                                                      --------       ------                    --------      -------
    Total earning assets                               210,560        4,246     8.14            197,712      $ 4,094     8.31
Nonearning assets                                       45,093       ======                      42,917      =======
Less:  Allowance for credit losses                       3,548                                    3,546
                                                      --------                                 --------
      TOTAL ASSETS                                    $252,105                                 $237,083
                                                      ========                                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                         $  7,131       $   24     1.38%          $ 13,230      $    40     1.20%
  Savings                                               12,158           61     2.02             13,031           67     2.06
  Money market                                          34,608          255     2.99             27,714          217     3.15
  Time                                                  29,974          400     5.41             29,676          371     5.03
                                                      --------       ------                    --------      -------
    Total domestic interest-bearing deposits            83,871          740     3.58             83,651          695     3.34
Foreign interest-bearing deposits:
  Banks located in foreign countries                    13,089          180     5.59             13,972          216     6.21
  Governments and official institutions                 10,668          137     5.22              7,890          103     5.27
  Time, savings, and other                              20,945          309     5.99             18,638          300     6.48
                                                      --------       ------                    --------      -------
    Total foreign interest-bearing deposits             44,702          626     5.69             40,500          619     6.15
                                                      --------       ------                    --------      -------
    Total interest-bearing deposits                    128,573        1,366     4.31            124,151        1,314     4.26
Federal funds purchased                                  1,054           13     5.10              1,661           22     5.25
Securities sold under repurchase agreements              9,925          149     6.07             10,819          163     6.06
Other short-term borrowings                             17,999          275     6.20             11,766          178     6.09
Long-term debt                                          15,606          263     6.83             15,445          266     6.92
                                                      --------       ------                    --------      -------
    Total interest-bearing liabilities                 173,157       $2,066     4.84            163,842      $ 1,943     4.77
                                                                     ======                                  =======
Domestic noninterest-bearing deposits                   36,342                                   33,811
Foreign noninterest-bearing deposits                     1,576                                    1,581
Other noninterest-bearing liabilities                   19,106                                   17,568
                                                      --------                                 --------
    Total liabilities                                  230,181                                  216,802
Trust preferred securities/e/                            1,784                                        -
Stockholders' equity                                    20,140                                   20,281
                                                      --------                                 --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $252,105                                 $237,083
                                                      ========                                 ========
Interest income as a percentage of average
  earning assets                                                                8.14%                                    8.31
Interest expense as a percentage of average
  earning assets                                                               (3.98)                                   (3.95)
                                                                               -----                                    -----
    NET INTEREST MARGIN                                                         4.16%                                    4.36%
                                                                               =====                                    =====
=============================================================================================================================

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.

/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 40 percent.

/c/ Average balances include nonaccrual assets.

/d/ Refer to the table on page 30 of the Balance Sheet Review section for more detail on available-for-sale and held-to-maturity securities.

/e/ Trust preferred securities represent corporation obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of the corporation.

================================================================================

NONINTEREST      Noninterest income for the first quarter of 1997 was $1,385
INCOME           million, an increase of $111 million, or 9 percent, from the first quarter of 1996. Excluding the aforementioned $50 million pre-tax gain in the first quarter of 1996 associated with the sale of certain components of BAC's ITSS business, noninterest income would have increased $161 million, or 13 percent, from the comparable quarter last year. The increase reflected growth in fees and commissions, trading income, and other noninterest income.

                 Fees and commissions, the largest component of noninterest income, was $879 million, up $73 million from the first quarter of 1996, reflecting BAC's continued focus on expanding its fee-generating activities. Revenues earned from retail deposit account fees rose $20 million in the first quarter of 1997 compared with the same quarter last year, primarily due to increased revenues from service fees and charges associated with deposit accounts and also to an increase in the number of fee-paying accounts. Other fees and commissions rose $55 million, primarily attributable to increased revenues from loan fees and charges. Loan fees and charges are reported net of amortization expense and valuation adjustments on mortgage servicing rights and, commencing the first quarter of 1997, other consumer servicing rights, which are recognized in connection with the adoption of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). The increase in loan fees and charges resulted primarily from the securitization of credit card receivables, BAC's expanded mortgage banking activities, the impact of the implementation of SFAS No. 125, and higher revenues from late payment and overlimit charges on credit card accounts. The growth in loan fees and charges also reflects an increase in the amortization expense and valuation adjustments on servicing rights of $20 million in the first quarter of 1997.

                 Trading income was $188 million in the first quarter of 1997, an increase of $23 million from the corresponding quarter in 1996. The increase in the current quarter is largely attributable to BAC's trading activities in domestic debt securities. For more information on the functional components of trading income, refer to Note 8 of the Notes to Consolidated Financial Statements on pages 9 through 14.

                 Other noninterest income totaled $318 million in the first quarter of 1997, an increase of $15 million from the first quarter of 1996. Excluding the $50 million gain from the divestiture of ITSS during the first quarter of 1996, other noninterest income would have increased $65 million from the same quarter last year. The increase included higher income related to net gains on sales of loans, other net gains on sales of subsidiaries and operations, and other income. Net gain on sales of loans was $59 million, up $33 million from the first quarter of 1996, largely due to growth in the sale of residential first mortgages. Excluding the ITSS gain, net gains on sales of subsidiaries and operations would have increased $12 million from the comparable quarter in 1996, primarily a result of net gains from the previously announced Texas branch divestitures. Other income rose $53 million from the first quarter of 1996 to $140 million in the first quarter of 1997. The increase primarily reflected higher income from equity investments in affiliates and joint ventures, which was $20 million in the first quarter of 1997, an increase of $23 million from the comparable quarter last year.

================================================================================

NONINTEREST INCOME

--------------------------------------------------------------------------------
                                                                   FIRST QUARTER
                                                                   -------------
(IN MILLIONS)                                                      1997     1996
--------------------------------------------------------------------------------
FEES AND COMMISSIONS
Deposit account fees:
  Retail                                                         $  271   $  251
  Commercial                                                         89       93
Credit card fees:
  Membership                                                          6       10
  Other                                                              81       69
Trust fees:
  Corporate and employee benefit                                      2        9
  Personal and other                                                 55       54
Other fees and commissions:
  Loan fees and charges                                             133       79
  Off-balance-sheet credit-related instrument fees                   77       87
  Financial services fees                                            37       42
  Mutual fund and annuity commissions                                26       25
  Other                                                             102       87
--------------------------------------------------------------------------------
                                                                    879      806
--------------------------------------------------------------------------------
TRADING INCOME                                                      188      165
--------------------------------------------------------------------------------
OTHER NONINTEREST INCOME
Private equity investment activities                                 99      110
Net gain on sales of  loans                                          59       26
Net gain on available-for-sale securities                            20       30
Net gain on sales of subsidiaries and operations                     13       51
Other income                                                        127       86
--------------------------------------------------------------------------------
                                                                    318      303
--------------------------------------------------------------------------------
                                                                 $1,385   $1,274
-----------------------------------------------------------------===============

================================================================================

NONINTEREST      Noninterest expense for the first quarter of 1997 was $2,033
EXPENSE          million, an increase of $20 million, or 1 percent, from the first quarter of 1996. Noninterest expense in the first quarter of 1997 included expenses associated with trust preferred securities of $35 million. Excluding these expenses, noninterest expense would have been $1,998 million, a decline of $15 million, or 1 percent, from the comparable quarter in 1996. The decrease mainly reflected lower other noninterest expense, partially offset by modest increases in personnel expense and in occupancy and equipment expense.

                 Personnel expense, the largest component of noninterest expense, was $1,028 million in the first quarter of 1997, essentially unchanged from the same period in 1996. BAC's staff level on a full-time-equivalent (FTE) basis was approximately 77,300 at March 31, 1997, down from approximately 78,700 at March 31, 1996. FTE is a measurement equal to one full-time employee working a standard day. BAC had approximately 91,900 employees, both full-time and part-time, at March 31, 1997, down from approximately 94,100 at March 31, 1996.

                 Occupancy and equipment expense was $368 million, an increase of $15 million, or 4 percent, from the corresponding quarter in 1996. The increase was reflected in higher equipment expense caused by increased acquisitions of mechanical and other equipment, computer software, and voice and data telecommunication equipment.

                 Other noninterest expense was $637 million in the first quarter of 1997, unchanged from the first quarter of 1996. Excluding the aforementioned expenses associated with trust preferred securities, other noninterest expense would have been $602 million in the first quarter of 1997, a decrease of $35 million, or 5 percent, from the comparable quarter last year. The decrease mainly represented a decline in advertising expenditures and lower miscellaneous expenses.

================================================================================

NONINTEREST EXPENSE

--------------------------------------------------------------------------------
                                                                   FIRST QUARTER
                                                                   -------------
(IN MILLIONS)                                                      1997     1996
--------------------------------------------------------------------------------
PERSONNEL
Salaries                                                        $   839  $   821
Employee benefits                                                   189      202
--------------------------------------------------------------------------------
                                                                  1,028    1,023
--------------------------------------------------------------------------------
OCCUPANCY AND EQUIPMENT
Occupancy                                                           186      190
Equipment                                                           182      163
--------------------------------------------------------------------------------
                                                                    368      353
--------------------------------------------------------------------------------
OTHER NONINTEREST EXPENSE
Communications                                                       93       92
Amortization of intangibles                                          91       95
Professional services                                                75       81
Regulatory fees and related expenses                                 10       13
Other expense                                                       368      356
--------------------------------------------------------------------------------
                                                                    637      637
--------------------------------------------------------------------------------
                                                                $ 2,033  $ 2,013
----------------------------------------------------------------================
Full-time-equivalent staff at period end                         77,300   78,700
Employees at period end                                          91,900   94,100
--------------------------------------------------------------------------------

INCOME           The provision for income taxes was $526 million and $507
TAXES            million for the quarters ended March 31, 1997 and 1996,
                 respectively, reflecting forecasted annual effective income tax rates of 40.3 percent and 41.3 percent, respectively.

                 For further information concerning BAC's provision for federal, state, and foreign income taxes for the most recent five quarters, refer to Note 6 of the Notes to Consolidated Financial Statements on page 8.

BALANCE SHEET REVIEW
================================================================================

                 Interest-earning assets totaled $210.0 billion at March 31, 1997, up $3.1 billion, or 1 percent, from year-end 1996. Growth in interest-earning assets, primarily loans, trading account assets, and interest-bearing deposits in banks, was funded by increases in other short-term borrowings and foreign interest-bearing deposits.

                 Total deposits at March 31, 1997 increased $1.0 billion from December 31, 1996. The growth was primarily attributable to a $1.1 billion increase in foreign interest-bearing deposits that resulted from BAC's continued participation in selected global markets.

                 In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125. The FASB subsequently amended SFAS No. 125 in December 1996. As amended, SFAS No. 125 applies to securities lending, repurchase agreements, dollar rolls, and other similar secured financing transactions occurring after December 31, 1997 and to all other transfers and servicing of financial assets occurring after December 31, 1996. The adoption of the amended portion of SFAS No. 125 is not expected to have a material effect on BAC's financial position or results of operations.

================================================================================

CREDIT CARD      BAC sold and securitized $1,471 million in credit card
SECURITIZATION   receivables during 1996. The securitizations affect, among other things, the manner and time period in which revenue is reported in the statement of operations. The amounts that would otherwise be included in net interest revenue are instead included in noninterest income as fees and commissions, net of any credit losses on the securitized portion of the credit card portfolio.

                 The table below shows the impact of the securitization of credit card receivables made during the second half of 1996 on the first-quarter 1997 financial position and results of operations. There were no credit card securitizations during the first quarter of 1997. The table includes the effects of the adoption of SFAS No. 125, which requires the recognition of gains and amortized cost resulting from the securitization transactions.

--------------------------------------------------------------------------------

IMPACT OF CREDIT CARD SECURITIZATION

------------------------------------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED MARCH 31, 1997/a/
                                                                --------------------------------------------
                                                                        BEFORE
                                                                   CREDIT CARD       CREDIT CARD
(DOLLAR AMOUNTS IN MILLIONS)                                    SECURITIZATION    SECURITIZATION    REPORTED
------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                                                   $  2,209        $      (35)   $  2,174
Credit card fees                                                            93                (6)         87
Other noninterest income                                                1, 267                31/b/    1,298
------------------------------------------------------------------------------------------------------------
  Total revenue                                                          3,569               (10)      3,559
Noninterest expense                                                      2,033                         2,033
------------------------------------------------------------------------------------------------------------
  Income before provision for credit
    losses and income taxes                                              1,536               (10)      1,526
Provision for credit losses                                                243               (23)/c/     220
------------------------------------------------------------------------------------------------------------
  Income before income taxes                                          $  1,293        $       13    $  1,306
----------------------------------------------------------------------======================================
NET INTEREST MARGIN                                                       4.20%            (0.04)%      4.16%
------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END
Credit card loans outstanding                                         $  9,836        $   (1,471)   $  8,365
Total assets                                                           251,375            (1,471)    249,904
------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
Credit card loans                                                        9,870            (1,471)      8,399
Earning assets                                                         212,031            (1,471)    210,560
Total assets                                                           253,576            (1,471)    252,105
------------------------------------------------------------------------------------------------------------
NET CREDIT LOSSES - CREDIT CARD PORTFOLIO                                  138               (23)        115
------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Annualized ratio of net credit losses on credit card loans
  to average credit card loans outstanding                                5.69%            (0.12)%      5.57%
Delinquent credit card loan ratio/d/                                      2.60             (0.02)       2.58
============================================================================================================

/a/ Includes the impact of credit card securitization transactions that took place during 1996. There were no credit card securitizations during the first quarter of 1997.

/b/ Includes $13 million associated with the adoption of SFAS No. 125.

/c/ Represents the investors' share of charge-offs.

/d/ 60 days or more past due.

================================================================================

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES - AVERAGE BALANCES, INTEREST, AND AVERAGE RATES

----------------------------------------------------------------------------------------------

                                                       FIRST QUARTER 1997
                                    ----------------------------------------------------------
                                                                                          RATE
                                                                          RATE        BASED ON
                                                                      BASED ON       AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)        BALANCE/a/   INTEREST/b/     FAIR VALUE/b/         COST/b/
----------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other
  government agency securities         $ 1,337          $ 22              6.63%           6.54%
Mortgage-backed securities               6,537           110              6.73            6.75
Other domestic securities                  936            13              5.73            6.52
Foreign securities                       2,785/c/         58              8.38/d/         8.10/d/
----------------------------------------------------------------------------------------------
                                       $11,595          $203              7.04%           7.05%
---------------------------------------=======================================================

                                                       FIRST QUARTER 1996
                                    ----------------------------------------------------------
                                                                                          RATE
                                                                          RATE        BASED ON
                                                                      BASED ON       AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)        BALANCE/a/   INTEREST/b/     FAIR VALUE/b/         COST/b/
----------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other
  government agency securities         $ 1,437          $ 24              6.57%           6.67%
Mortgage-backed securities               6,549           110              6.72            6.79
Other domestic securities                  722            10              5.58            6.49
Foreign securities                       2,711/c/         70             10.43/d/         9.76/d/
----------------------------------------------------------------------------------------------
                                       $11,419          $214              7.51%           7.51%
---------------------------------------=======================================================

                                             FIRST QUARTER 1997                    FIRST QUARTER 1996
                                   -----------------------------------    ----------------------------------
(DOLLAR AMOUNTS IN MILLIONS)       BALANCE/a/   INTEREST/b/    RATE/b/    BALANCE/a/   INTEREST/b/   RATE/b/
------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other
  government agency securities         $   13           $ -       6.04%      $    72           $ 1      4.61%
Mortgage-backed securities              2,128            40       7.46         2,439            47      7.64
State, county, and municipal
  securities                              392             7       7.44           433             8      7.56
Other domestic securities                  57             1       6.82           146             2      7.38
Foreign securities                      1,518            38      10.05         1,522            28      7.44
------------------------------------------------------------------------------------------------------------
                                       $4,108           $86      8.40%        $4,612           $86      7.51%
---------------------------------------=====================================================================

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.

/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 40 percent.

/c/ Average balances include nonaccrual assets.

/d/ Rates reflect lower levels of interest received on nonaccrual debt-restructuring par bonds in the first quarter of 1997 compared to the first quarter of 1996.

CREDIT RISK MANAGEMENT
================================================================================

LOAN PORTFOLIO   Total loans at march 31, 1997 were up $1.9 billion, or 1
MANAGEMENT       percent, from year-end 1996. This growth was primarily in the domestic commercial and foreign portfolios.

--------------------------------------------------------------------------------

LOAN OUTSTANDINGS

------------------------------------------------------------------------------------------------------

                                                      1997                      1996
                                                  --------    ----------------------------------------
(IN MILLIONS)                                     MARCH 31    DEC. 31   SEPT. 30    JUNE 30   MARCH 31
------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                     $ 35,881   $ 37,459   $ 37,445   $ 38,012   $ 37,701
  Residential junior mortgages                      14,857     14,743     14,525     14,386     13,889
  Other installment                                 17,863     16,979     15,998     15,057     14,682
  Credit card                                        8,365/a/   8,707/a/   9,021      9,342      8,919
  Other individual lines of credit                   1,939      1,948      1,845      1,824      1,845
  Other                                                391        401        303        307        304
------------------------------------------------------------------------------------------------------
                                                    79,296     80,237     79,137     78,928     77,340
Commercial:
  Commercial and industrial                         34,554     33,404     33,076     33,097     32,193
  Loans secured by real estate                      12,445     12,488     12,062     11,410     11,052
  Financial institutions                             3,232      3,109      2,537      3,075      2,705
  Lease financing                                    2,790      2,542      2,682      2,019      1,941
  Construction and development loans
    secured by real estate                           2,261      2,252      2,530      2,896      3,107
  Loans for purchasing or carrying securities        2,447      1,941      1,328      1,399      1,402
  Agricultural                                       1,475      1,696      1,561      1,581      1,585
  Other                                              1,450      1,270      1,253      1,146      1,211
------------------------------------------------------------------------------------------------------
                                                    60,654     58,702     57,029     56,623     55,196
------------------------------------------------------------------------------------------------------
                                                   139,950    138,939    136,166    135,551    132,536

FOREIGN
Commercial and industrial                           17,540     16,394     16,257     15,958     15,183
Banks and other financial institutions               3,526      3,958      3,480      4,077      2,916
Governments and official institutions                1,008        970        943      1,015      1,334
Other                                                5,314      5,154      4,987      4,039      4,186
------------------------------------------------------------------------------------------------------
                                                    27,388     26,476     25,667     25,089     23,619
------------------------------------------------------------------------------------------------------
    TOTAL LOANS                                    167,338    165,415    161,833    160,640    156,155
Less:  Allowance for credit losses                   3,538      3,523      3,511      3,495      3,496
------------------------------------------------------------------------------------------------------
                                                  $163,800   $161,892   $158,322   $157,145   $152,659
--------------------------------------------------====================================================

/a/ Excludes credit card receivables of $1,471 million that were securitized during 1996. There were no credit card securitizations during the first quarter of 1997.

===============================================================================

                 Domestic Consumer Loans -- During the three months ended March 31, 1997, domestic consumer loans decreased by $0.9 billion, or 1 percent, primarily due to a decrease in residential first mortgages. The continued growth in residential first mortgages was more than offset by the sale of $3.3 billion of mortgages from the portfolio, resulting in a net decrease of $1.6 billion in this portfolio. In addition, other installment loans increased $0.9 billion due to growth in manufactured housing in the South and auto loans and leases in California, reflecting strong customer demand in these loan categories.

==============================================================================

DOMESTIC CONSUMER LOANS BY GEOGRAPHIC AREA AND LOAN TYPE AS OF MARCH 31, 1997
------------------------------------------------------------------------------

                                RESIDENTIAL   RESIDENTIAL
                                      FIRST        JUNIOR      CREDIT   MANUFACTURED               OTHER      TOTAL
(IN MILLIONS)                     MORTGAGES     MORTGAGES        CARD        HOUSING    AUTO    CONSUMER   CONSUMER
------------------------------------------------------------------------------------------------------------------
California                         $25,858       $ 9,860      $3,609         $1,002   $2,772      $2,329    $45,430
Washington                           1,420         1,946       1,226            349    1,526         575      7,042
Arizona                                948           931         300            242      601         123      3,145
Texas                                  794           122         382            654      778         279      3,009
Oregon                                 978           532         239            152      285          79      2,265
Other/a/                             5,883         1,466       2,609          6,116      961       1,370     18,405
------------------------------------------------------------------------------------------------------------------
                                   $35,881       $14,857      $8,365         $8,515   $6,923      $4,755    $79,296
------------------------------------===============================================================================

/a/ No other state individually exceeded 2 percent of total domestic consumer loans.
                 Delinquent domestic consumer loans that are 60 days or more past due totaled $862 million at March 31, 1997, a decrease of $12 million from the December 31, 1996 level. The decrease was reflected in a lower level of delinquencies in most of the loan categories. Partially offsetting this decrease was an increase in delinquent credit card loans.

================================================================================

DOMESTIC CONSUMER LOAN DELINQUENCY INFORMATION/a/
--------------------------------------------------------------------------------

                                                                    1997                   1966
                                                                --------   ---------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                    MARCH 31   DEC. 31   SEPT. 30   JUNE 30   MARCH 31
------------------------------------------------------------------------------------------------------------------
DELINQUENT CONSUMER LOANS
Residential first mortgages                                         $463      $477       $518      $535       $609
Residential junior mortgages                                          61        62         64        70         82
Credit card                                                          216       206        207       204        199
Other                                                                122       129        113        96         94
------------------------------------------------------------------------------------------------------------------
                                                                    $862      $874       $902      $905       $984
--------------------------------------------------------------------==============================================
DELINQUENT CONSUMER LOAN RATIOS/b/
Residential first mortgages                                         1.29%     1.27%      1.38%     1.41%      1.61%
Residential junior mortgages                                        0.41      0.42       0.44      0.48       0.59
Credit card                                                         2.58      2.36       2.29      2.19       2.23
Other                                                               0.60      0.67       0.63      0.56       0.56
Total                                                               1.09      1.09       1.14      1.15       1.27
--------------------------------------------------------------------==============================================

/a/ 60 days or more past due.

/b/ Ratios represent deliquency balances expressed as a percentage of total loans for that loan category.

===============================================================================

                 Domestic Commercial Loans -- Domestic commercial loans increased $2.0 billion, or 3 percent, during the three months ended March 31, 1997. In addition, most commercial loan categories experienced some growth. Commercial and industrial loans increased $1.2 billion, loans for purchasing or carrying securities increased $0.5 billion, and lease financing increased $0.2 billion. The growth in commercial and industrial loans primarily reflected BAC's efforts to diversify its market share as well as increased loan demand from large corporate and middle market borrowers in various industries throughout the United States.
===============================================================================
DOMESTIC COMMERCIAL LOANS SECURED BY REAL ESTATE BY GEOGRAPHIC AREA AND PROJECT TYPE AT MARCH 31, 1997
-------------------------------------------------------------------------------

                                                           APARTMENT &      LIGHT
(IN MILLIONS)                            OFFICE   RETAIL   CONDOMINIUM   INDUSTRY   HOTEL    OTHER     TOTAL
------------------------------------------------------------------------------------------------------------
California                               $1,457   $1,346        $1,081     $1,177    $175   $1,092   $ 6,328
Washington                                  523      350           415        522     152      538     2,500
Nevada                                      160      164           211         74     107      234       950
Oregon                                      128      126           172         82      25       58       591
Arizona                                      84       86            75         59      46      102       452
Illinois                                     56       29            70         93       -       24       272
Other/a/                                    440      228           143        109     131      301     1,352
------------------------------------------------------------------------------------------------------------
                                         $2,848   $2,329        $2,167     $2,116    $636   $2,349   $12,445
-----------------------------------------===================================================================

/a/ No other state individually exceeded 2 percent of total domestic commercial loans secured by real estate

================================================================================
DOMESTIC CONSTRUCTION AND DEVELOPMENT LOANS BY GEOGRAPHIC AREA AND PROJECT TYPE AT MARCH 31, 1997
--------------------------------------------------------------------------------

                                                    APARTMENT &               LIGHT
(IN MILLIONS)                SUBDIVISION   RETAIL   CONDOMINIUM   OFFICE   INDUSTRY   HOTEL   OTHER    TOTAL
------------------------------------------------------------------------------------------------------------
California                          $210     $234          $ 96     $ 65       $ 50     $15    $ 72   $  742
Washington                           225       42            66       70         15      18      69      505
Nevada                                78       28            76       19         32      54      53      340
Texas                                 25       21            77        1         13       -      11      148
Arizona                               41       18            39        -          7       -      25      130
Oregon                                 8       28            33        7          -       3      21      100
Illinois                               7       12            23       10          3       -       2       57
New York                               -        7             5        -          -       -      42       54
Florida                                -       52             -        -          -       -       -       52
Other/a/                              16       59            39        3         10       1       5      133
------------------------------------------------------------------------------------------------------------
                                    $610     $501          $454     $175       $130     $91    $300   $2,261
 -----------------------------------========================================================================

/a/ No other state individually exceeded 2 percent of total domestic construction and development loans.

================================================================================

                   Foreign Loans -- BAC has continued to expand its lending
                   activities in the Pacific Rim as well as in selected
                   countries in Latin America. As a result, total foreign loans increased $0.9 billion, or 3 percent, between year-end 1996 and March 31, 1997, primarily due to an increase in
                   commercial and industrial loans of $1.1 billion.
--------------------------------------------------------------------------------
EMERGING           In connection with its effort to maintain a diversified
MARKET EXPOSURE    portfolio, BAC limits its exposure to any one country. In
                   particular, BAC monitors its exposure to economies that are considered to be emerging markets. As indicated in the table below, at March 31, 1997, BAC's emerging market exposure
                   totaled $13.3 billion, or 5 percent of total assets, compared to $12.1 billion, or 5 percent, at year-end 1996. This
                   exposure represents loans, restructured debt, which is
                   included in the securities portfolios, and other monetary
                   assets. BAC's investments in emerging markets are
                   predominantly concentrated in Latin America and Asia. As
                   developing countries in these areas improve their economic performance, business environment, infrastructure, and
                   regional trade capabilities, BAC may selectively expand its investment in these regions.
================================================================================
EMERGING MARKET EXPOSURE
--------------------------------------------------------------------------------

                                                       MARCH 31, 1997
                              -------------------------------------------------------------
                                        LOANS              AVAILABLE-FOR-SALE SECURITIES/a/
                              -------------------------   ---------------------------------
                                             MEDIUM AND
(IN MILLIONS)      TOTAL/c/   SHORT-TERM      LONG-TERM   COLLATERALIZED   UNCOLLATERALIZED
-------------------------------------------------------------------------------------------
Mexico               $2,696         $376         $  621/d/          $335                $19
Brazil                1,933          687             73                -                  8
India                 1,562          164            209                -                  -
Chile                 1,259          209            449                -                  -
Argentina             1,135          234             72                -                  1
Colombia                927          512            308                -                 10
China                   785          407             40                -                  -
Philippines             761           78              9               21                 32
Indonesia               593          253             55                -                  -
Venezuela               357           13              -                -                  -
Pakistan                318            2              6                -                  -
Russia                  318            6              -                -                  -
Other/e/                653          140            172               82                  -
-------------------------------------------------------------------------------------------
                    $13,297       $3,081/f/      $2,014/f/          $438                $70
--------------------=======================================================================



                   HELD-TO-MATURITY SECURITIES/a/           OTHER/b/
                   ------------------------------      ----------------------
                                                                   MEDIUM-AND
                   COLLATERALIZED   UNCOLLATERALIZED   SHORT-TERM   LONG-TERM
-----------------------------------------------------------------------------
Mexico                    $  753               $211       $  367         $ 14
Brazil                         -                 17        1,130           18
India                          -                  -        1,184            5
Chile                          -                  -          514           87
Argentina                      -                 28          774           26
Colombia                       -                  1           96            -
China                          -                  -          326           12
Philippines                    -                  -          603           18
Indonesia                      -                  -          285            -
Venezuela                    288                 22           15           19
Pakistan                       -                  -          310            -
Russia                         -                  -          312            -
Other/e/                       -                  -          252            7
-----------------------------------------------------------------------------
                          $1,041/g/             $279/g/   $6,168         $206
--------------------------===================================================

/a/ Represents medium- and long-term exposure.

/b/ Includes the following assets, primarily in U.S. dollars, with borrowers or customers in a foreign country: accrued interest receivable, acceptances, interest-bearing deposits with other banks, trading account assets, other interest-earning investments, and other monetary assets.

/c/ Excludes local currency outstandings that were funded by local currency borrowings as follows: $72 million for Mexico, $30 million for Brazil, $352 million for India, $110 million for Chile, $10 million for Argentina, $55 million for the Philippines, $89 million for Indonesia, $6 million for Venezuela, and $62 million for Pakistan.

/d/ Includes a $30 million loan that is collateralized by zero-coupon U.S.
    Treasury securities.

/e/ No other country individually exceeded 2 percent of total emerging market exposure.

/f/ Total loans include nonaccrual loans of $6 million.

/g/ Total fair value of held-to-maturity securities was approximately $1 billion.

===============================================================================

ALLOWANCE FOR    The allowance for credit losses at March 31, 1997 was $3,538
CREDIT LOSSES    million, or 2.11 percent of loans outstanding, compared with
                 $3,523 million, or 2.13 percent, at December 31, 1996. The ratio of the allowance for credit losses to total nonaccrual assets was 343 percent at March 31, 1997, up from 315 percent at December 31, 1996.

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

================================================================================

COMPOSITION OF ALLOWANCE FOR CREDIT LOSSES
-------------------------------------------------------------------------------

                                                1997                 1996
                                            --------   ---------------------------------------
(IN MILLIONS)                               MARCH 31   DEC. 31   SEPT. 30   JUNE 30   MARCH 31
----------------------------------------------------------------------------------------------
Special mention and classified:
  Historical loss experience component        $  334    $  349     $  393    $  406     $  471
  Credit management allocated component          404       426        375       398        380
----------------------------------------------------------------------------------------------
    Total special mention and classified         738       775        768       804        851
Other:
  Domestic consumer                            1,475     1,414      1,366     1,333      1,288
  Domestic commercial                            240       252        255       240        237
  Foreign                                        309       300        288       283        283
----------------------------------------------------------------------------------------------
    Total allocated                           $2,762    $2,741     $2,677    $2,660     $2,659
Unallocated                                      776       782        834       835        837
----------------------------------------------------------------------------------------------
                                              $3,538    $3,523     $3,511    $3,495     $3,496
----------------------------------------------================================================

----------------------------------------------------------------------------------------------

                 Net credit losses for the first quarter of 1997 were $204 million, down $35 million from the same period a year ago. The decrease was largely in the domestic commercial portfolios, which had net credit recoveries of $5 million for the first quarter of 1997, compared with net credit losses of $60 million for the comparable period in 1996. This change was primarily reflected in the construction and development, and financial institutions portfolios, and was due to lower charge-offs.

                 Domestic consumer net credit losses for the first quarter of 1997 increased $22 million from the same period a year ago. This increase was primarily in the consumer installment and credit card portfolios. Higher charge-offs of consumer installment loans were driven by growth and default rates in the manufactured housing portfolio. Higher levels of personal bankruptcy filings contributed to increased charge-offs in the credit card portfolio. The increases in net charge-offs of consumer installment and credit card loans were partially offset by the decreases in charge-offs of residential first mortgages and residential junior mortgages.

                 Foreign net credit recoveries in the first quarter of 1997, primarily related to previously charged off loans to borrowers in Peru, decreased $8 million from the comparable period in 1996.

=================================================================================================================================

QUARTERLY CREDIT LOSS EXPERIENCE
---------------------------------------------------------------------------------------------------------------------------------
                                                            1997                                1996
                                                         -------         -------------------------------------------------------
                                                           FIRST          FOURTH           THIRD          SECOND           FIRST
(DOLLAR AMOUNTS IN MILLIONS)                             QUARTER         QUARTER         QUARTER         QUARTER         QUARTER
--------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period                             $ 3,523         $ 3,511         $ 3,495         $ 3,496         $ 3,554
CREDIT LOSSES
Domestic consumer:
  Residential first mortgages                                  7               7              12              12              11
  Residential junior mortgages                                13              17              17              16              20
  Credit card                                                124             114             119             117             113
  Other installment                                          104             108              90              81              76
  Other individual lines of credit                            21              20              20              20              19
  Other                                                        5               4               4               3               3
Domestic commercial:
  Commercial and industrial                                   16              20              20              50              40
  Loans secured by real estate                                 1               3               5               2              12
  Financial institutions                                       -               -               -              23              23
  Lease financing                                              -               -               1               -               -
  Construction and development loans secured by real
    estate                                                     1               2              17              16              26
  Loans for purchasing or carrying securities                  -               -               -               -               -
  Agricultural                                                 -               2               -               1               -
Foreign                                                        2              15              18               2               4
--------------------------------------------------------------------------------------------------------------------------------
    Total credit losses                                      294             312             323             343             347

CREDIT LOSS RECOVERIES
Domestic consumer:
  Residential first mortgages                                  -               -               1               -               -
  Residential junior mortgages                                 4               5               4               4               4
  Credit card                                                  9              10               8               9              10
  Other installment                                           45              44              48              38              34
  Other individual lines of credit                             2               3               2               2               3
  Other                                                        1               -               1               1               -
Domestic commercial:
  Commercial and industrial                                   16              20              11              21              28
  Loans secured by real estate                                 2               6               3               2               4
  Financial institutions                                       -               -               -               -               2
  Lease financing                                              1               -               1               1               1
  Construction and development loans secured by real
    estate                                                     3               1               1               3               6
  Loans for purchasing or carrying securities                  -               -               -               1               -
  Agricultural                                                 1               1               -               3               -
Foreign                                                        6              15              17              12              16
--------------------------------------------------------------------------------------------------------------------------------
    Total credit loss recoveries                              90             105              97              97             108
--------------------------------------------------------------------------------------------------------------------------------
      Total net credit losses                                204             207             226             246             239

Provision for credit losses                                  220             220             235             250             180
Other net additions (deductions)                              (1)             (1)              7              (5)              1
--------------------------------------------------------------------------------------------------------------------------------
        BALANCE, END OF PERIOD                           $ 3,538         $ 3,523         $ 3,511         $ 3,495         $ 3,496
---------------------------------------------------------=======================================================================

ANNUALIZED RATIO OF NET CREDIT LOSSES (RECOVERIES)
  TO AVERAGE LOAN OUTSTANDINGS
Domestic consumer:
  Residential first mortgages                               0.08%           0.07%           0.12%           0.13%           0.11%
  Residential junior mortgages                              0.27            0.35            0.35            0.33            0.48
  Credit card                                               5.57            4.95            4.95            4.76            4.62
  Other installment                                         1.36            1.54            1.08            1.16            1.19
  Other individual lines of credit                          3.89            3.67            3.81            3.91            3.60
  Other                                                     3.91            3.58            3.28            3.46            3.90
Domestic commercial:
  Commercial and industrial                                    -               -            0.11            0.34            0.15
  Loans secured by real estate                             (0.05)          (0.04)           0.07               -            0.29
  Financial institutions                                       -               -               -            2.93            3.08
  Lease financing                                          (0.09)              -               -           (0.18)          (0.16)
  Construction and development loans secured by real
    estate                                                 (0.38)           0.24            2.34            1.80            2.46
  Loans for purchasing or carrying securities                  -               -               -           (0.27)              -
  Agricultural                                             (0.28)           0.03               -           (0.19)              -
    Total domestic                                          0.61            0.60            0.66            0.77            0.76
Foreign                                                    (0.06)              -            0.01           (0.17)          (0.21)
  TOTAL                                                     0.50            0.51            0.56            0.63            0.62

RATIO OF ALLOWANCE TO LOANS AT QUARTER END                  2.11            2.13            2.17            2.18            2.24
EARNINGS COVERAGE OF NET CREDIT LOSSES/a/                   7.49X           6.65X           6.15X           6.03X           5.89X
------------------------------------------------------------====================================================================

/a/ Earnings coverage of net credit losses is calculated as income before income taxes plus the provision for credit losses as a multiple of net credit losses.

================================================================================

NONPERFORMING    Total nonaccrual assets decreased $88 million, or 8 percent,
ASSETS           between year-end 1996 and March 31, 1997. This decrease
                 reflected improvements in most segments of the loan portfolio, particularly in commercial loans secured by real estate and in foreign commercial loans. These improvements resulted primarily from full or partial payments on nonaccrual loans. Other significant factors that contributed to the decrease were the restoration of nonaccrual loans to accrual status and lower charge-offs in most loan categories. The decrease in nonaccruals also reflects low levels of loans being placed on nonaccrual status.

                 BAC's nonperforming asset ratios reflected improvement in BAC's credit quality during the first three months of 1997. At March 31, 1997, the ratio of nonaccrual loans to total loans was 0.62 percent, down from 0.66 percent at December 31, 1996. In addition, the ratio of nonperforming assets (comprised of nonaccrual assets and other real estate owned) to total assets declined 7 basis points from year-end 1996 to 0.52 percent at March 31, 1997.

                 For further information concerning nonaccrual assets, refer to the tables below and on pages 38 and 39.

================================================================================
ANALYSIS OF CHANGE IN NONACCRUAL ASSETS
--------------------------------------------------------------------------------

                                           1997                       1996
                                        -------    ----------------------------------------
                                          FIRST     FOURTH      THIRD     SECOND      FIRST
(IN MILLIONS)                           QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
-------------------------------------------------------------------------------------------
Balance, beginning of quarter            $1,118     $1,119     $1,488     $1,697     $1,891
Additions:
  Loans placed on nonaccrual status         108        119         66        129        191
  Leases acquired                             -          -         34          -          -
  Other/a/                                    -        144          -          -          -
Deductions:
  Sales                                      (3)       (33)        (4)       (26)       (67)
  Restored to accrual status                (75)       (34)      (229)       (37)       (60)
  Foreclosures                               (8)        (3)        (5)        (6)       (11)
  Charge-offs                               (10)       (19)       (51)       (77)       (90)
  Other, primarily payments                (100)      (175)      (180)      (192)      (157)
-------------------------------------------------------------------------------------------
    BALANCE, END OF QUARTER              $1,030     $1,118     $1,119     $1,488     $1,697
-----------------------------------------==================================================

/a/ Reflects the effect of a change in the past due period on nonaccrual loans.
    During the fourth quarter of 1996, BAC changed the past due period for nonaccrual residential real estate loans and consumer loans that were collateralized by junior mortgages on residential real estate. The maximum period loans can be past due before being placed on nonaccrual status was reduced from 180 days to 90 days.

================================================================================

NONACCRUAL ASSETS, RESTRUCTURED LOANS, AND LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
--------------------------------------------------------------------------------

                                                                    1997                       1996
                                                                --------     -------------------------------------------
(IN MILLIONS)                                                   MARCH 31     DEC. 31    SEPT. 30     JUNE 30    MARCH 31
------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS
Domestic consumer loans:
  Residential first mortgages/a/                                  $  347      $  354      $  233      $  272      $  301
  Residential junior mortgages/a/                                     60          59          55          66          69
  Other consumer                                                       2           2           3           4           3
Domestic commercial loans:
  Commercial and industrial                                          251         241         323         381         457
  Loans secured by real estate                                       147         206         229         245         251
  Financial institutions                                               -           -           5           4          25
  Lease financing                                                      2           1           1           3           -
  Construction and development loans secured by real estate          104          95         119         346         417
  Agricultural                                                        23          28          28          34          33
------------------------------------------------------------------------------------------------------------------------
                                                                     936         986         996       1,355       1,556

Foreign loans, primarily commercial                                   89         109         122         130         138

Other interest-bearing assets                                          5          23           1           3           3
------------------------------------------------------------------------------------------------------------------------
                                                                  $1,030      $1,118/b/   $1,119/b/   $1,488/b/   $1,697/b/
------------------------------------------------------------------======================================================
RESTRUCTURED LOANS
Domestic commercial:
  Commercial and industrial                                       $   21      $   25      $   21      $   29      $   29
  Loans secured by real estate                                       257         255         236          55          60
  Construction and development loans secured by real estate           16          16          16          15           1
  Agricultural                                                         1           1           -           -           -
------------------------------------------------------------------======================================================
                                                                     295         297         273          99          90
Foreign/c/                                                             -           5           1           4           1
------------------------------------------------------------------------------------------------------------------------
                                                                  $  295      $  302      $  274      $  103      $   91
------------------------------------------------------------------======================================================
LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
Domestic consumer:
  Residential first mortgages/a/                                  $    -      $    -      $  145      $  133      $  163
  Residential junior mortgages/a/                                      -           -           8           5           8
  Other consumer                                                     189         186         179         173         165
Domestic commercial:
  Commercial and industrial                                           13          29          11          31          10
  Loans secured by real estate                                        12           5           9           5           8
  Financial institutions                                               -           -           -          21           1
  Lease financing                                                      -           -           -           -           1
  Construction and development loans secured by real estate            1          12           4          21           -
  Agricultural                                                         1           1           4           -           -
------------------------------------------------------------------------------------------------------------------------
                                                                     216         233         360         389         356
Foreign                                                                2           2           3           -           4
------------------------------------------------------------------------------------------------------------------------
                                                                  $  218      $  235      $  363      $  389      $  360
------------------------------------------------------------------======================================================

/a/ Reflects the effect of a change in the past due period on nonaccrual loans.
    During the fourth quarter of 1996, BAC changed the past due period for nonaccrual residential real estate loans and consumer loans that were collateralized by junior mortgages on residential real estate. The maximum period loans can be past due before being placed on nonaccrual status was reduced from 180 days to 90 days.

/b/ Excludes certain nonaccrual debt-restructuring par bonds and other instruments that were included in available-for-sale and held-to-maturity securities of $67 million at December 31, 1996, $62 million at September 30, 1996, $6 million at June 30, 1996, and $5 million at March 31, 1996. There were no such amounts at March 31, 1997.

/c/ Excludes debt restructurings with countries that have experienced liquidity problems of $1.5 billion at March 31, 1997 and $1.6 billion at each quarter ended in 1996. The majority of these instruments were classified as either available-for-sale or held-to-maturity securities.

================================================================================

INTEREST INCOME FOREGONE ON NONACCRUAL ASSETS
--------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED
(IN MILLIONS)                                                           MARCH 31, 1997
--------------------------------------------------------------------------------------
DOMESTIC
Interest income that would have been recognized had the assets
 performed in accordance with their original terms                                 $49
Less:  Interest income included in the results of operations                        16
--------------------------------------------------------------------------------------
  Domestic interest income foregone                                                 33

FOREIGN
Interest income that would have been recognized had the assets
 performed in accordance with their original terms                                   5
Less:  Interest income included in the results of operations                         1
--------------------------------------------------------------------------------------
  Foreign interest income foregone                                                   4
--------------------------------------------------------------------------------------
                                                                                   $37
-----------------------------------------------------------------------------------===

===============================================================================
CASH INTEREST PAYMENTS ON NONACCRUAL ASSETS BY LOAN TYPE/a/
-------------------------------------------------------------------------------

                                                             MARCH 31, 1997
                                -----------------------------------------------------------------------
                                                                CUMULATIVE                    BOOK AS A
                                CONTRACTUAL                       INTEREST    NONACCRUAL     PERCENTAGE
                                  PRINCIPAL     CUMULATIVE         APPLIED          BOOK             OF
(DOLLAR AMOUNTS IN MILLIONS)        BALANCE    CHARGE-OFFS    TO PRINCIPAL       BALANCE    CONTRACTUAL
-------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages        $  350           $  2            $  1        $  347             99%
  Residential junior mortgages           61              -               1            60             98
  Other consumer                          4              2               -             2             50
Commercial:
  Commercial and industrial             615            277              87           251             41
  Loans secured by real estate          257             90              20           147             57
  Financial institutions                 52             51               1             -              -
  Lease financing                         2              -               -             2            100
  Construction and development
    loans secured by real estate        164             49              11           104             63
  Agricultural                           39              9               7            23             59
-------------------------------------------------------------------------------------------------------
                                      1,544            480             128           936             61

FOREIGN, PRIMARILY COMMERCIAL           197             91              17            89             45
Other interest-bearing assets             6              -               1             5             83
-------------------------------------------------------------------------------------------------------
                                     $1,747           $571            $146        $1,030             59%
-------------------------------------==================================================================




                                                                  THREE MONTHS ENDED
                                                                    MARCH 31, 1997
                                               --------------------------------------------------------
                                                                            CASH INTEREST
                                                  AVERAGE                   PAYMENTS APPLIED
                                               NONACCRUAL    -----------------------------------------
                                                     BOOK    AS INTEREST
(DOLLAR AMOUNTS IN MILLIONS)                      BALANCE         INCOME          OTHER/b/       TOTAL
------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                      $  352            $ 4           $  -            $ 4
  Residential junior mortgages                         59              -              -              -
  Other consumer                                        2              -              -              -
Commercial:
  Commercial and industrial                           246              3              2              5
  Loans secured by real estate                        182              6              2              8
  Financial institutions                                -              -              -              -
  Lease financing                                       1              -              -              -
  Construction and development
    loans secured by real estate                       94              2              1              3
  Agricultural                                         25              1              1              2
------------------------------------------------------------------------------------------------------
                                                      961             16               6             22

FOREIGN, PRIMARILY COMMERCIAL                          97              1               1              2
Other interest-bearing assets                          17              -               -              -
-------------------------------------------------------------------------------------------------------
                                                   $1,075            $17             $ 7            $24
---------------------------------------------------====================================================
CASH YIELD ON AVERAGE TOTAL NONACCRUAL BOOK BALANCE                                                9.15%
-------------------------------------------------------------------------------------------------------

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

                 In meeting the needs of its global customers, BAC uses its expertise to execute transactions to aid these customers in managing their risk exposures to interest rates, exchange rates, prices of securities, and financial or commodity indices. Counterparties to BAC's foreign exchange and derivative transactions generally include U.S. and foreign banks, nonbank financial institutions, corporations, domestic and foreign governments, and asset managers.

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

                 Similar to on-balance-sheet financial instruments, such as loans and investment securities, off-balance-sheet financial instruments expose BAC to various types of risk. These risks include credit risk (the possibility of loss from the failure of a borrower or counterparty to fully perform under the terms of a credit-related contract), operational risk (the possibility of unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures), market risk (the possibility of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates), and liquidity risk (the possibility that BAC's cash flows may not be adequate to fund operations and meet commitments on a timely and cost-effective basis). For a detailed discussion of these risks and how they are managed, refer to pages 38 through 44 of BAC's 1996 Annual Report to Shareholders.

                 For additional information concerning foreign exchange and derivatives contracts, including their respective notional, credit risk, and fair value amounts, refer to Note 8 of the Notes to Consolidated Financial Statements on pages 9 through 14.

INTEREST RATE RISK MANAGEMENT
================================================================================

                 BAC's banking activities other than trading include lending, accepting deposits, investing in securities, and issuing debt as needed to fund assets. BAC's governing objective in interest rate risk management for these activities is to minimize the potential for significant loss as a result of changes in market conditions. BAC measures interest rate risk in terms of potential impact on both its economic value and reported earnings. Economic value calculations measure the changes in the present value of net future cash flows. BAC measures its exposure to reported earnings variability by estimating the potential effect of changes in interest rates on projected net interest income over a three-year period.

                 There are three sources of interest rate risk. These are gap mismatches, options mismatches, and index mismatches. To minimize exposure to declines in economic value due to gap mismatches, BAC's policy is to minimize the duration difference between its assets and liabilities. This asset and liability management policy protects against losses of economic value in the event of major upward and downward yield curve shifts. BAC uses an internally developed model to translate the mismatch in each repricing period (i.e., the "gap") into a one-year mismatch with the same economic risk context.

                             [GRAPH APPEARS HERE]

Net Interest Rate Risk          (plot point graph in non-Edgar version)
(in billions of dollars)        12/31/92  12/31/93  12/31/94  12/31/95  12/31/96  3/31/97
Net Interest Rate Risk           $(6.9)      $1.0     $(2.8)    $0.0     $(1.9)     $9.1

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

                 Gap mismatches result from timing differences in the repricing of assets, liabilities, and off-balance-sheet instruments (e.g., loan commitments). Expected interest rate sensitivity of individual categories of assets and liabilities as of March 31, 1997 is shown in the table on page 42.

================================================================================

INTEREST RATE SENSITIVITY BY REPRICING OR MATURITY DATES

-------------------------------------------------------------------------------------------------------------------

                                                                             MARCH 31, 1997
                                                     --------------------------------------------------------------
                                                                   GREATER THAN  GREATER THAN       OVER
(IN BILLIONS)                                        0-6 MONTHS     6-12 MONTHS     1-5 YEARS    5 YEARS      TOTAL
-------------------------------------------------------------------------------------------------------------------
DOMESTIC ASSETS
Federal funds sold and securities
  purchased under resale agreements                      $  1.1          $    -        $    -     $    -    $   1.1
Trading account securities                                  1.4               -             -          -        1.4
Loans:
  Prime indexed                                            17.0               -             -          -       17.0
  Adjustable rate residential first mortgages               9.1             5.0           5.4        4.9       24.4
  Other loans, net                                         45.5             7.6          19.1       12.2       84.4
Other assets                                               17.3             0.8          14.9       10.3       43.3
-------------------------------------------------------------------------------------------------------------------
    Domestic Assets                                        91.4            13.4          39.4       27.4      171.6
-------------------------------------------------------------------------------------------------------------------
DOMESTIC LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic deposits                                         (67.5)           (9.0)        (22.1)     (19.5)    (118.1)
Other short-term borrowings                               (12.3)           (2.0)         (0.2)         -      (14.5)
Long-term debt and subordinated capital notes             (10.8)           (0.1)         (3.5)      (5.9)     (20.3)
Other liabilities and stockholders' equity                 (5.0)           (0.5)        (11.5)     (15.3)     (32.3)
-------------------------------------------------------------------------------------------------------------------
    Domestic Liabilities and Stockholders' Equity         (95.6)          (11.6)        (37.3)     (40.7)    (185.2)

OFFSHORE FUNDING BOOKS, NET                                (2.4)            0.9           0.3        1.2          -
-------------------------------------------------------------------------------------------------------------------
    Core Gap Before Risk Management Positions              (6.6)            2.7           2.4      (12.1)     (13.6)
-------------------------------------------------------------------------------------------------------------------
INTEREST RATE RISK MANAGEMENT POSITIONS
Investment securities/a/                                    2.5             1.0           4.2        5.9       13.6
Off-balance-sheet financial instruments/b/                  4.2            (6.1)         (5.5)       7.4          -
-------------------------------------------------------------------------------------------------------------------
    Total Interest Rate Risk Management Positions           6.7            (5.1)         (1.3)      13.3       13.6
-------------------------------------------------------------------------------------------------------------------
    Net Gap                                                 0.1            (2.4)          1.1        1.2          -
-------------------------------------------------------------------------------------------------------------------
      Cumulative Gap                                     $  0.1          $ (2.3)       $ (1.2)    $    -    $     -
---------------------------------------------------------==========================================================

/a/ Available-for-sale and held-to-maturity securities.

/b/ Represents the repricing effect of off-balance-sheet positions, which include interest rate swaps, futures contracts, and similar agreements.

                 At March 31, 1997, BAC had a "core" imbalance before risk management positions as liabilities and equity exceeded assets by approximately $14 billion. BAC's risk management activities eliminated this imbalance while containing the size of net gap mismatches in individual repricing periods. Investment securities and "receive fixed" swaps essentially neutralized core gaps beyond five years.

FUNDING AND CAPITAL
================================================================================

LIQUIDITY        BAC'S liquid assets consist of cash and due from banks,
REVIEW           interest-bearing deposits in banks, federal funds sold,
                 securities purchased under resale agreements, trading account assets, and available-for-sale securities. Liquid assets totaled $52.3 billion at March 31, 1997, down $1.4 billion, or 3 percent, from year-end 1996. The decline in liquid assets was primarily reflected in decreases in cash and due from banks and available-for-sale securities, partially offset by increases in trading account assets and interest-bearing deposits in banks.

                 The ongoing operations of BAC resulted in cash inflows from deposits and short-term borrowings of $2.3 billion and $3.9 billion in the first quarters of 1997 and 1996, respectively. During the same periods, BAC's liquidity was enhanced by proceeds from sales of loans, totaling $2.1 billion and $0.3 billion, respectively. In addition, total sales, maturities, prepayments, and calls of securities exceeded total purchases, resulting in cash inflows of $0.5 billion and $0.8 billion, respectively.

                 Total loan originations and purchases exceeded total principal collections, resulting in cash outflows of $4.5 billion and $1.2 billion in the first quarters of 1997 and 1996. In addition, in the first quarters of 1997 and 1996, the parent paid dividends of $250 million and $251 million, respectively, to its preferred and common stockholders. During the same periods, the parent repurchased common and preferred stock for $1,127 million and $500 million, respectively.

--------------------------------------------------------------------------------

CAPITAL          At March 31, 1997, total stockholders' equity amounted to $20.1
MANAGEMENT       billion, a decrease of $0.6 billion from year-end 1996. The decrease was primarily due to redemptions of preferred stock.

                 The decrease in BAC's preferred stock of $0.6 billion resulted from the redemptions of all 11,250,000 outstanding shares of its 9% Cumulative Preferred Stock, Series H, on January 15, 1997 and all 14,600,000 shares of its 8 3/8% Cumulative Preferred Stock Series K, (Preferred Stock, Series K) on February 15, 1997. Remaining redemption authority for preferred stock under the current amended repurchase program totaled $1.2 billion at March 31, 1997. For additional information regarding preferred stock, refer to Note 5 of the Notes to Consolidated Financial Statements on page 8.

                 Common equity at March 31, 1997 was essentially unchanged from $18.5 billion at December 31, 1996. The earnings net of common and preferred stock dividends of $0.5 billion were offset by a reduction of $0.5 billion due to repurchases of common stock. During the first three months of 1997, BAC repurchased 4.3 million shares of its common stock at an average price per share of $110.48 reflecting the corporation's ongoing efforts to effectively manage capital. The shares were repurchased on the open market over 47 trading days and represented approximately six percent of the total volume of BAC common stock traded on those days. Remaining buyback authority for common stock under the current amended repurchase program totaled $3.3 billion at March 31, 1997. For additional information regarding the stock repurchase program, refer to
                 Note 5 of the Notes to Consolidated Financial Statements on page 8.

================================================================================

                 The Federal Reserve has announced that certain cumulative preferred securities having the characteristics of trust preferred securities qualify as minority interest, which is included in Tier 1 capital for bank holding companies. During the first quarter of 1997, BAC issued trust preferred securities totaling $396 million, net of $4 million of deferred debt issuance costs. For additional information regarding trust preferred securities, refer to Note 4 of the Notes to Consolidated Financial Statements on pages 7 and 8.

                 BAC's risk-based capital ratios continued to exceed regulatory guidelines for "well-capitalized" status. BAC's Tier 1 and total risk-based capital ratios at March 31, 1997 increased 6 basis points and 8 basis points, respectively, from year-end 1996 primarily due to an increase in retained earnings. The increase of $396 million of trust preferred securities was substantially offset by the redemption of the Preferred Stock, Series K, of $365 million. The increases in Tier 1 and total risk-based capital ratios may be temporary. These ratios may return to their targeted levels to the extent that preferred stock is redeemed in future periods. BAC's Tier 1 leverage ratio was 7.36 percent at March 31, 1997, 8 basis points lower than 7.44 percent at December 31, 1996, primarily due to an increase in BAC's quarterly average total assets.

================================================================================

RISK-BASED CAPITAL, RISK-WEIGHTED ASSETS, AND RISK-BASED CAPITAL RATIOS

----------------------------------------------------------------------------------------------------------------------


                                                                  1997                        1996
                                                              --------     -------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                  MARCH 31     DEC. 31    SEPT. 30     JUNE 30    MARCH 31
----------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL
Common stockholders' equity                                   $ 18,591    $ 18,439    $ 18,297    $ 17,945    $ 17,800
Qualified perpetual preferred stock                              1,596       1,961       2,242       2,242       2,242
Minority interest/a/                                             1,964       1,566           -           -           -
Less: Goodwill, nongrandfathered core deposit and
  other identifiable intangibles, and other deductions/b/       (4,832)     (4,922)     (5,007)     (5,068)     (5,114)
----------------------------------------------------------------------------------------------------------------------
  Tier 1 risk-based capital                                     17,319      17,044      15,532      15,119      14,928

Eligible portion of the allowance for credit losses              2,778       2,758       2,673       2,651       2,571
Hybrid capital instruments                                         142         142         142         142         214
Subordinated notes and debentures                                6,248       6,169       6,001       6,072       5,934
Less:  Other deductions                                           (188)       (184)       (174)       (164)       (135)
----------------------------------------------------------------------------------------------------------------------
  Tier 2 risk-based capital                                      8,980       8,885       8,642       8,701       8,584
----------------------------------------------------------------------------------------------------------------------
      Total                                                     26,299      25,929      24,174      23,820      23,512

Less: Investments in unconsolidated banking
  and finance subsidiaries                                         (48)        (49)        (49)        (48)        (47)
----------------------------------------------------------------------------------------------------------------------
      TOTAL RISK-BASED CAPITAL                                $ 26,251    $ 25,880    $ 24,125    $ 23,772    $ 23,465
--------------------------------------------------------------========================================================

RISK-WEIGHTED ASSETS
Balance sheet assets:
  Trading account assets                                      $  6,653    $  6,022    $  5,257    $  5,289    $  3,771
  Available-for-sale and held-to-maturity securities             4,953       5,121       4,812       4,769       5,029
  Loans                                                        141,317     139,412     137,360     135,403     132,256
  Other assets                                                  17,221      18,711      17,435      16,314      17,667
----------------------------------------------------------------------------------------------------------------------
    Total balance sheet assets                                 170,144     169,266     164,864     161,775     158,723
----------------------------------------------------------------------------------------------------------------------
Off-balance-sheet items:
  Unused commitments                                            28,455      28,368      26,721      26,485      24,991
  Standby letters of credit                                     15,613      15,021      14,518      15,832      13,675
  Foreign exchange and derivatives contracts                     4,669       4,662       4,535       4,425       4,617
  Other                                                          2,190       2,166       1,990       2,390       2,474
----------------------------------------------------------------------------------------------------------------------
    Total off-balance-sheet items                               50,927      50,217      47,764      49,132      45,757
----------------------------------------------------------------------------------------------------------------------
      TOTAL RISK-WEIGHTED ASSETS                              $221,071    $219,483    $212,628    $210,907    $204,480
--------------------------------------------------------------========================================================
RISK-BASED CAPITAL RATIOS
  TIER 1 CAPITAL RATIO                                            7.83%       7.77%       7.30%       7.17%       7.30%
  TOTAL CAPITAL RATIO                                            11.87       11.79       11.35       11.27       11.48
TIER 1 LEVERAGE RATIO                                             7.36        7.44        6.90        6.75        6.77
----------------------------------------------------------------------------------------------------------------------

/a/ Represents trust preferred securities and BAMS minority interest of $1,873 million and $91 million, respectively, at March 31, 1997 and $1,477 million and $89 million, respectively, at December 31, 1996.

/b/ Includes nongrandfathered core deposit and other identifiable intangibles acquired after February 19, 1992 of $739 million and $65 million, respectively, at March 31,1997, $772 million and $67 million, respectively, at December 31, 1996, $795 million and $69 million, respectively, at September 30, 1996, $814 million and $72 million, respectively, at June 30, 1996, and $830 million and $75 million, respectively, at March 31, 1996. Also includes $8 million and $9 million at December 31, 1996 and March 31, 1996, respectively, of the excess of the net book value over 90 percent of the fair value of mortgage servicing assets and credit card intangibles. There were no such excess amounts at March 31, 1997, September 30, 1996, and June 30, 1996.

[BANK AMERICA LOGO APPEARS HERE]

BANKAMERICA


OTHER INFORMATION ABOUT BANKAMERICA CORPORATION MAY BE FOUND IN ITS Annual Report to Shareholders. This report, as well as additional copies of this Analytical Review and Form 10-Q, may be obtained from:

BANK OF AMERICA
CORPORATE PUBLIC RELATIONS #13124
P.O. BOX 37000
SAN FRANCISCO, CA 94137

Information Online - To keep current online via the Internet, visit BankAmerica Corporation's home page on the World Wide Web [http://www.bankamerica.com] to view the latest information about the corporation and its products and services, or apply for a loan or credit card. Corporate disclosure documents filed with the Securities and Exchange Commission by BankAmerica Corporation and other companies can be obtained from the Securities and Exchange Commission's home page on the World Wide Web [http://www.sec.gov].



                                                                   Recycled
NL-9 5/97                                                     Paper Logo Appears
                                                                    Here

                            GRAPHICS APPENDIX INDEX


BankAmerica Corporation
First Quarter 1997 10-Q
page reference                      Description of omitted graphic
-----------------------       ------------------------------------------------------
     41                       Net Interest Rate Risk
                              (Plot point graph in non-EDGAR version)


                                 EXHIBIT INDEX

Exhibit
Reference      Description
---------      -----------
    3.b        BankAmerica Corporation Bylaws, as amended. Article V, Section 7 was amended on March 3, 1997. Article II, Section 9, Article V,
               Section 2, Article VI, Sections 1 and 8, and Article X, Section 4
               were amended on April 28, 1997.

   10.a General Release and Settlement agreement between T.E. Peterson and the Parent and the Bank effective March 27, 1997.*

   10.b        BankAmerica Corporation Executive Compensation Program -Benefits/
               Perquisites Summary, as amended.*

   27          Financial Data Schedule

-------------------------------------------------------------------------------

   *Management contract or compensatory plan, contract, or arrangement.

1