Form 10-Q
period 1997-06-30
BANKAMERICA CORP
filed 1997-08-13
CIK 9672

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997

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

     Common Stock, $1.5625 par value ----- 698,406,800 shares outstanding on June 30, 1997.*

                *In addition, 76,224,084 shares were held in treasury.

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

                         BANKAMERICA CORPORATION ANALYTICAL REVIEW AND FORM 10-Q





                  [BANKAMERICA CORPORATION LOGO APPEARS HERE]









                                                                         1997
                                                            2ND Q U A R T E R

CONTENTS


========================================================================================
Part I               Item 1.
Financial            Financial Statements:
Information             Consolidated Statement of Operations........................   2
                        Consolidated Balance Sheet..................................   3
                        Consolidated Statement of Cash Flows........................   4
                        Consolidated Statement of Changes in Stockholders' Equity...   5
                        Notes to Consolidated Financial Statements..................   6

                     Item 2.
                     Management's Discussion and Analysis:
                        Highlights..................................................  19
                        Business Sectors............................................  22
                        Operating Leverage and Capital Management...................  25
                        Results of Operations:
                          Net Interest Income.......................................  27
                          Noninterest Income........................................  30
                          Noninterest Expense.......................................  32
                          Income Taxes..............................................  33
                        Balance Sheet Review:.......................................  34
                          Credit Card Securitization................................  35
                        Credit Risk Management:
                          Loan Portfolio Management.................................  37
                            Domestic Consumer Loans.................................  38
                            Domestic Commerical Loans...............................  39
                            Foreign Loans...........................................  40
                          Emerging Market Exposure..................................  40
                          Allowance for Credit Losses...............................  41
                          Nonperforming Assets......................................  43
                        Interest Rate, Foreign Exchange and Commodity Derivative
                         Financial Instruments......................................  46
                        Interest Rate Risk Management...............................  47
                        Funding and Capital:
                          Liquidity Review..........................................  49
                          Capital Management........................................  49
                        Forward-Looking Statements..................................  52

----------------------------------------------------------------------------------------
Part II              Item 4.
Other Information    Submission of Matters to a Vote of Security Holders............  53

                     Item 6.
                     Exhibits and Reports on Form 8-K...............................  55

                     Signatures.....................................................  57
========================================================================================

FINANCIAL STATEMENTS

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

===================================================================================================================================
                                                                     1997                    1996                 Six Months Ended
                                                               -----------------   ---------------------------          June 30
                                                                SECOND     FIRST    FOURTH     THIRD    SECOND    -----------------
(DOLLAR AMOUNTS IN  MILLIONS, EXCEPT PER SHARE DATA)           QUARTER   QUARTER   QUARTER   QUARTER   QUARTER      1997       1996
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                           $3,497    $3,423    $3,388    $3,371    $3,307    $6,920     $6,604
Interest-bearing deposits in banks                                 105        99       145        95        96       204        213
Federal funds sold                                                   9         8         7         9         7        17         13
Securities purchased under resale agreements                       180       155       144       178       176       335        331
Trading account assets                                             298       269       270       268       247       567        463
Available-for-sale and held-to-maturity securities                 270       286       284       285       293       556        591
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                        4,359     4,240     4,238     4,206     4,126     8,599      8,215

INTEREST EXPENSE
Deposits                                                         1,424     1,366     1,406     1,332     1,307     2,790      2,621
Federal funds purchased                                             19        13        20        17        20        32         42
Securities sold under repurchase agreements                        178       149       155       201       176       327        339
Other short-term borrowings                                        287       275       254       243       208       562        386
Long-term debt                                                     257       263       273       261       256       520        522
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                       2,165     2,066     2,108     2,054     1,967     4,231      3,910
-----------------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME                                          2,194     2,174     2,130     2,152     2,159     4,368      4,305
PROVISION FOR CREDIT LOSSES                                        250       220       220       235       250       470        430
-----------------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR
     CREDIT LOSSES                                               1,944     1,954     1,910     1,917     1,909     3,898      3,875

NONINTEREST INCOME
Deposit account fees                                               361       360       364       345       346       721        690
Credit card fees                                                    93        87        94        92        90       180        169
Trust fees                                                          61        57        57        53        56       118        119
Other fees and commissions                                         417       375       370       360       333       792        653
Trading income                                                     218       188       134       153       178       406        343
Private equity investment activities                                83        99       108        97       112       182        222
Net gain on sales of loans                                          44        59        20        25        17       103         44
Net gain on sales of subsidiaries and operations                    27        13         5        41        83        40        134
Net gain on available-for-sale securities                           14        20        20         7         4        34         34
Gain on issuance of subsidiary's stock                               -         -       147         -         -         -          -
Other income                                                       124       127       180       146       101       251        186
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST INCOME                                     1,442     1,385     1,499     1,319     1,320     2,827      2,594

NONINTEREST EXPENSE
Salaries                                                           873       839       834       822       814     1,712      1,635
Employee benefits                                                  189       189       167       191       213       378        415
Occupancy                                                          183       186       193       188       186       369        376
Equipment                                                          173       182       184       180       175       355        338
Communications                                                      96        93        92        89        90       189        182
Amortization of intangibles                                         89        91        92        93        93       180        188
Professional services                                               82        75        95        87        80       157        161
Regulatory fees and related expenses                                10        10         2        95        13        20         26
Restructuring charges                                                -         -       280         -         -         -          -
Other expense                                                      352       368       311       336       333       720        689
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST EXPENSE                                    2,047     2,033     2,250     2,081     1,997     4,080      4,010
-----------------------------------------------------------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES                                   1,339     1,306     1,159     1,155     1,232     2,645      2,459
PROVISION FOR INCOME TAXES                                         540       526       412       472       509     1,066      1,016
-----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME                                              $  799    $  780    $  747    $  683    $  723    $1,579     $1,443
----------------------------------------------------------------===================================================================

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE                 $ 1.07    $ 1.03    $ 0.96    $ 0.87    $ 0.92    $ 2.10     $ 1.82
EARNINGS PER COMMON SHARE -- ASSUMING FULL DILUTION               1.07      1.03      0.96      0.87      0.92      2.09       1.81
DIVIDENDS DECLARED PER COMMON SHARE                               0.31      0.31      0.27      0.27      0.27      0.62       0.54
===================================================================================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

====================================================================================================================================
                                                                             1997                               1996
                                                                   -----------------------     -------------------------------------
(IN MILLIONS)                                                       JUNE 30      MARCH 31       DEC. 31      SEPT. 30       JUNE 30
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                            $ 14,884      $ 13,561      $ 16,223      $ 13,619      $ 12,478
Interest-bearing deposits in banks                                    7,037         6,390         5,708         5,829         5,194
Federal funds sold                                                      270           153           134           306           276
Securities purchased under resale agreements                          7,272         7,730         7,275         6,287         7,001
Trading account assets                                               16,765        12,931        12,205        14,000        12,633
Available-for-sale securities                                        11,959        11,532        12,113        11,717        10,964
Held-to-maturity securities                                           3,858         3,972         4,138         4,200         4,280

Loans                                                               168,806       167,338       165,415       161,833       160,640
Less: Allowance for credit losses                                     3,563         3,538         3,523         3,511         3,495
------------------------------------------------------------------------------------------------------------------------------------
 Net loans                                                          165,243       163,800       161,892       158,322       157,145

Customers' acceptance liability                                       3,230         3,229         2,861         3,165         2,837
Accrued interest receivable                                           1,567         1,441         1,441         1,435         1,451
Goodwill, net                                                         3,842         3,888         3,938         4,017         4,066
Identifiable intangibles, net                                         1,499         1,554         1,616         1,664         1,708
Unrealized gains on off-balance-sheet instruments                     7,319         7,813         7,682         6,598         7,297
Premises and equipment, net                                           3,944         3,985         3,987         3,968         3,980
Other assets                                                          9,674         7,925         9,540         7,826         7,531
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                    $258,363      $249,904      $250,753      $242,953      $238,841
-------------------------------------------------------------------=================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest-bearing                                                 $ 83,308      $ 84,071      $ 84,133      $ 83,779      $ 83,954
  Noninterest-bearing                                                41,434        39,561        39,694        37,589        34,737
Deposits in foreign offices:
  Interest-bearing                                                   46,667        43,854        42,732        42,035        41,444
  Noninterest-bearing                                                 1,759         1,513         1,456         1,498         1,710
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                  173,168       168,999       168,015       164,901       161,845
Federal funds purchased                                               1,730           730         2,176         1,093         2,740
Securities sold under repurchase agreements                           9,699         7,124         7,644         8,489         8,861
Other short-term borrowings                                          18,327        18,883        17,566        16,263        14,530
Acceptances outstanding                                               3,230         3,229         2,861         3,165         2,837
Accrued interest payable                                                958           921           879           868           833
Unrealized losses on off-balance-sheet instruments                    7,157         7,473         7,633         6,458         7,310
Other liabilities                                                     7,117         5,850         6,004         5,750         4,824
Long-term debt                                                       14,736        14,725        15,785        15,454        14,953
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                               236,122       227,934       228,563       222,441       218,733

Corporation obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated deferrable interest debentures of the
  corporation (trust preferred securities)                            1,873         1,873         1,477             -             -

STOCKHOLDERS' EQUITY
Preferred stock                                                       1,596         1,596         2,242         2,242         2,242
Common stock                                                          1,210           605           605           605           605
Additional paid-in capital                                            7,872         8,473         8,467         8,458         8,439
Retained earnings                                                    12,598        12,029        11,500        10,989        10,544
Net unrealized gain (loss) on available-for-sale securities              13           (90)           32           (27)          (79)
Common stock in treasury, at cost                                    (2,921)       (2,516)       (2,133)       (1,755)       (1,643)
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                       20,368        20,097        20,713        20,512        20,108
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $258,363      $249,904      $250,753      $242,953      $238,841
-------------------------------------------------------------------=================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

==========================================================================================================================
                                                                                                  SIX MONTHS ENDED JUNE 30
                                                                                                  ------------------------
(IN MILLIONS)                                                                                       1997              1996
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                       $ 1,579           $ 1,443
Adjustments to net income to arrive at net cash used by operating activities:
  Provision for credit losses                                                                        470               430
  Net gain on sales of loans and subsidiaries and operations                                        (143)             (204)
  Net amortization of loan fees and discounts                                                        (38)              (38)
  Depreciation and amortization of premises and equipment                                            293               290
  Amortization of intangibles                                                                        180               188
  Provision for deferred income taxes                                                                 55               168
  Change in assets and liabilities net of effects from acquisitions and pending dispositions:
      (Increase) decrease in accrued interest receivable                                            (126)                6
      Increase (decrease) in accrued interest payable                                                 79               (13)
      Increase in trading account assets                                                          (4,560)           (3,117)
      Increase (decrease) in current income taxes payable                                            383               (36)
  Deferred fees received from lending activities                                                      83                76
  Net cash provided (used) by loans held for sale                                                   (744)              354
  Other, net                                                                                         920            (1,381)
--------------------------------------------------------------------------------------------------------------------------
    Net cash used by operating activities                                                         (1,569)           (1,834)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
  Sales proceeds                                                                                   1,350               541
  Maturities, prepayments, and calls                                                               2,720             3,091
  Purchases                                                                                       (4,108)           (2,602)
Activity in held-to-maturity securities:
  Maturities, prepayments, and calls                                                                 465               661
  Purchases                                                                                         (181)             (320)
Proceeds from loan sales and securitizations                                                       3,606               914
Purchases of loans                                                                                  (158)             (968)
Purchases of premises and equipment                                                                 (284)             (328)
Proceeds from sales of other real estate owned                                                       254               265
Net cash provided (used) by:
  Loan originations and principal collections                                                     (7,155)           (7,266)
  Interest-bearing deposits in banks                                                              (1,143)              566
  Federal funds sold                                                                                (136)              445
  Securities purchased under resale agreements                                                         3            (2,039)
Other, net                                                                                           118               237
--------------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                                         (4,649)           (6,803)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                             847             1,660
Principal payments and retirements of long-term debt                                              (1,902)           (1,742)
Net proceeds from issuance of trust preferred securities                                             396                --
Proceeds from issuance of common stock                                                                --                83
Proceeds from issuance of treasury stock                                                             106                --
Preferred stock redeemed                                                                            (646)             (391)
Treasury stock purchased                                                                            (936)             (693)
Common stock dividends                                                                              (430)             (393)
Preferred stock dividends                                                                            (64)              (98)
Net cash provided (used) by:
  Deposits                                                                                         5,153             1,410
  Federal funds purchased                                                                           (446)           (2,420)
  Securities sold under repurchase agreements                                                      2,055             2,478
  Other short-term borrowings                                                                        761             6,903
Other, net                                                                                           (37)               --
--------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                      4,857             6,797
Effect of exchange rate changes on cash and due from banks                                            22                 6
--------------------------------------------------------------------------------------------------------------------------
      Net decrease in cash and due from banks                                                     (1,339)           (1,834)
Cash and due from banks at beginning of period                                                    16,223            14,312
--------------------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                                   $14,884           $12,478
-------------------------------------------------------------------------------------------------=========================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

====================================================================================================================================
                                                                              1997                              1996
                                                                      --------------------      ------------------------------------
                                                                       SECOND        FIRST       FOURTH         THIRD        SECOND
(IN MILLIONS)                                                         QUARTER      QUARTER      QUARTER       QUARTER       QUARTER
------------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                                         $ 1,596      $ 2,242      $ 2,242       $ 2,242       $ 2,423
Preferred stock redeemed                                                    -         (646)           -             -          (181)
------------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                               1,596        1,596        2,242         2,242         2,242

COMMON STOCK
Balance, beginning of quarter                                             605          605          605           605           604
Common stock issued                                                         -            -            -             -             1
Issuance of 387,314,462 shares of common stock to effect
  a two-for-one common stock split                                        605            -            -             -             -
------------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                               1,210          605          605           605           605

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                                           8,473        8,467        8,458         8,439         8,384
Common stock issued                                                         1            -            5             8            55
Issuance of 387,314,462 shares of common stock to effect
  a two-for-one common stock split                                       (605)           -            -             -             -
Treasury stock issued                                                       3            6            4            11             -
------------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                               7,872        8,473        8,467         8,458         8,439

RETAINED EARNINGS
Balance, beginning of quarter                                          12,029       11,500       10,989        10,544        10,067
Net income                                                                799          780          747           683           723
Common stock dividends                                                   (214)        (216)        (193)         (194)         (195)
Preferred stock dividends                                                 (30)         (34)         (44)          (43)          (45)
Foreign currency translation adjustments,
  net of related income taxes                                              14           (1)           1            (1)           (6)
------------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                              12,598       12,029       11,500        10,989        10,544

NET UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES
Balance, beginning of quarter                                             (90)          32          (27)          (79)          (56)
Valuation adjustments, net of related income taxes                        103         (122)          59            52           (23)
------------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                                  13          (90)          32           (27)          (79)

COMMON STOCK IN TREASURY, AT COST
Balance, beginning of quarter                                          (2,516)      (2,133)      (1,755)       (1,643)       (1,255)
Treasury stock purchased                                                 (475)        (475)        (450)         (200)         (385)
Treasury stock issued                                                      71           94           74            98             1
Other                                                                      (1)          (2)          (2)          (10)           (4)
------------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                              (2,921)      (2,516)      (2,133)       (1,755)       (1,643)
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                        $20,368      $20,097      $20,713       $20,512       $20,108
----------------------------------------------------------------------==============================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1.          The unaudited consolidated financial statements of BankAmerica
FINANCIAL        Corporation and subsidiaries (BAC) are prepared in conformity
STATEMENT        with generally accepted accounting principles for interim
PRESENTATION     financial information, the instructions to Form 10-Q, and
                 Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in BankAmerica Corporation's (the Parent) Annual Report on Form
                 10-K for the year ended December 31, 1996.

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

                 In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). The FASB subsequently amended SFAS No. 125 in December 1996. As amended, SFAS No. 125 applies to securities lending, repurchase agreements, dollar rolls, and other similar secured financing transactions occurring after December 31, 1997 and to all other transfers and servicing of financial assets occurring after December 31, 1996. The adoption of SFAS No. 125 did not and is not expected to have a material effect on BAC's financial position or results of operations.

                 On May 22, 1997, the stockholders of BAC approved a two-for-one stock split, along with a proposal to increase the authorized number of shares of common stock from 700 million to 1.4 billion shares. The stock split was effective for stockholders of record at the close of business on June 2, 1997. The stock split did not cause any changes in the stated par value per share of $1.5625 or total stockholders' equity. A total of 387,314,462 shares of common stock were issued in connection with the split, including 37,364,985 shares held in treasury. As a result of the stock split, $605 million was reclassified from additional paid-in capital to common stock. All references to the number of common shares and per common share amounts have been restated to reflect the effects of the stock split.

                 Certain amounts in prior periods have been reclassified to conform to the current presentation.

                 DERIVATIVE FINANCIAL INSTRUMENTS

                 BAC uses foreign exchange and interest rate derivative financial instruments in both its trading and asset and liability management activities. BAC uses derivative commodity instruments solely in its trading activities.

================================================================================

                 TRADING ACTIVITIES

                 Interest rate derivative financial instruments used in BAC's trading activities are primarily swaps and options. Foreign exchange financial instruments include spot, futures, forward, swap, and option positions. Derivative commodity instruments include commodity futures, forwards, swaps, and options. All of these derivative instruments are carried at market value. Market value for these instruments is determined based on readily available market prices or by using pricing models where no market price is available. Any realized and unrealized gains and losses resulting from marking these instruments to market are recognized immediately in trading income.

                 Interest rate, foreign exchange and commodity derivative financial instruments, and their related gains and losses, used for trading activities are reported in the consolidated balance sheet in unrealized gains (losses) on off-balance-sheet instruments, in the consolidated statement of operations in trading income, and in the consolidated statement of cash flows in cash flows from operating activities.

                 ASSET AND LIABILITY MANAGEMENT ACTIVITIES

                 BAC uses various types of derivative financial instruments to manage its interest rate and foreign currency exposures. When these instruments meet certain criteria, they qualify for hedge accounting treatment and are accounted for on either a deferral, accrual, or mark-to-market basis, depending on the nature of BAC's hedge strategy and on the method used to account for the hedged item. Hedge criteria include demonstrating how the hedge will reduce risk, identifying the specific asset, liability, firm commitment, or anticipated transaction being hedged, and citing the time horizon being hedged. For hedge accounting to continue, hedge effectiveness tests are performed on an ongoing basis to determine if an instrument continues to meet the objectives of the hedge strategy.

                 Derivative financial instruments used for asset and liability management activities are reported in the consolidated balance sheet and consolidated statement of operations as described below. For the consolidated statement of cash flows, the cash flows from hedging transactions are classified in the same category as the cash flows from the items being hedged.

                 Deferral Accounting -- BAC accounts for derivative financial instruments on a deferral basis when the market value of the hedging instrument fulfills the objectives of the hedge strategy, and the carrying value of the hedged item is other than fair value.

BANKAMERICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

              Interest Rate Contracts -- BAC accounts for futures and forward rate agreements used as hedges on a deferral basis. Under deferral accounting, risk reduction is assessed at the enterprise level. Hedge effectiveness must be expected at the inception of the hedge and on an ongoing basis. For interest rate futures, hedge effectiveness at the inception of the hedge is assessed through the probability that changes in the fair value of the futures contract will offset the changes in the fair value of the hedged item. There must be a clear economic relationship between the price of the hedged item and the futures contract and a high level of correlation between these prices during the relevant prior periods. On an ongoing basis, the ratio of the cumulative changes in the fair value of the futures contract and the cumulative changes in the fair value of the hedged item is monitored. If a high level of correlation is not being achieved, hedge accounting will be terminated. For forward rate agreements, hedge effectiveness at the inception of the hedge and on an ongoing basis is assessed by matching the basis and terms of the hedging instruments with those of the underlying exposure. For hedges of existing assets or liabilities, realized gains and losses on the hedging instrument are recorded as an adjustment to the carrying value of the hedged item and amortized to the interest income or expense account related to the hedged item.

              BAC hedges anticipated transactions involving the replacement of deposits with interest-bearing deposits. Realized and unrealized gains and losses on these transactions are deferred and included in the measurement of the subsequent transaction. For hedges of an anticipated transaction to qualify for hedge accounting, it must be probable that the transaction will occur and the significant characteristics and expected terms of the transaction must be identified

              Deferred gains and losses on interest rate contracts used for hedging are reported as adjustments to the carrying values of the hedged loans, deposits, and long-term debt. The amortization of deferred gains and losses is reported in the corresponding interest income and interest expense accounts. Initial margin deposits related to exchange-traded instruments are reported in other assets. Fees and commissions received or paid are deferred and recognized as an adjustment to the carrying value of the hedged item, consistent with the recognition of gains and losses on the hedging instruments.

              Foreign Exchange Contracts -- To qualify for hedge accounting, the foreign exchange contract must reduce risk at the level of the specific transaction. Realized and unrealized gains and losses on instruments that hedge firm commitments are deferred and included in the measurement of the subsequent transaction; however, losses are deferred only to the extent of expected gains on the future commitment. Fees and commissions received or paid related to firm commitments are included in the measurement of the transaction when it occurs. Realized and unrealized gains and losses on instruments that hedge net capital exposure are recorded in stockholders' equity as foreign currency translation adjustments.

              Accrual Accounting -- BAC accounts for derivative financial instruments on an accrual basis when the cash flows generated from the hedging instruments fulfill the objective of the hedge strategy.

              Under accrual accounting, interest income or expense on the hedging instrument is accrued and recorded as an adjustment to the interest income or expense related to the hedged item. BAC accounts for certain interest rate swaps and purchased interest rate option contracts (caps and floors) used as hedges on an accrual basis. Both interest rate

================================================================================

                 swaps and purchased interest rate option contracts must reduce risk at the level of the specific transaction with effectiveness expected at the inception of the hedge and on an ongoing basis. Hedge effectiveness at the inception of the hedge and on an ongoing basis for interest rate swaps is assessed by matching the basis and terms of the hedging instruments with those of the underlying exposure. Hedge effectiveness at the inception of the hedge for purchased interest rate option contracts is assessed through the probability that changes in the fair value of the purchased interest rate contract will offset the changes in the fair value of the hedged item. There must be a clear economic relationship between the reference index of the purchased interest rate option contract and the reference index of the hedge item as well as a high level of correlation between these indexes during the relevant prior periods. On an ongoing basis, the ratio of the cumulative change in the price or interest rate movements on the index of the hedged item and the cumulative change in the price or interest rate movements on the index of the purchased interest rate contract is monitored. If a high level of correlation is not being achieved, hedge accounting will be terminated.

                 Interest income or expense on derivative financial instruments accounted for using accrual accounting is reported in interest income-loans, interest expense-deposits, and interest expense-long-term debt. Initial margin deposits for exchange-traded instruments are reported in other assets. Fees and commissions received or paid on interest rate swaps are deferred and amortized as an adjustment to the interest income or expense related to the hedged item over the term of the swap. Premiums paid for interest rate options are deferred as a prepaid expense and are amortized to interest income or expense over the term of the option.

                 Mark-to-Market Accounting -- BAC accounts for derivative financial instruments on a mark-to-market basis when the market value of the hedging instrument fulfills the objectives of the hedge strategy, and the carrying value of the hedged item is fair value. Market value for these instruments is determined based on readily available market prices or by using pricing models where no market price is available. Under mark-to-market accounting, realized and unrealized gains and losses on the hedging instrument are reflected in the line items being hedged and recorded in income when they occur in conjunction with the gains and losses on the hedged item.

                 BAC accounts for certain interest rate swaps designated as hedges of available-for-sale securities on a mark-to-market basis. These interest rate swaps must reduce risk at the level of the specific transaction, with effectiveness expected at the inception of the hedge and on an ongoing basis. Hedge effectiveness at the inception of the hedge is assessed through the probability that changes in the fair value of the interest rate swap will offset the changes in the fair value of the available-for-sale security. There must be a clear economic relationship between the price of the available-for-sale security and the interest rate swap as well as a high level of correlation between these prices during the relevant prior periods. On an ongoing basis, the ratio of the cumulative change in the fair value of the interest rate swap and the cumulative change in the fair value of the available-for-sale security is monitored. If a high level of correlation is not being achieved, hedge accounting will be terminated. The accrual of interest payable and interest receivable on these interest rate swaps is reported in interest income-available-for-sale securities. Changes in the market values of these interest rate swaps, exclusive of net interest accruals, are reported in stockholders' equity on a net-of-tax basis.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

                 If at any time a derivative financial instrument no longer qualifies for hedge accounting treatment, it must be marked to market on a prospective basis and any deferred gain or loss associated with the hedging instrument is amortized over the original hedge period. When an anticipated transaction is no longer likely to occur, any deferred gain or loss associated with the hedging instrument is recognized immediately in the interest income or expense account related to the hedged item. If the item being hedged is sold, extinguished, terminated, or matures, hedge accounting is terminated. Gains and losses on terminated hedging instruments are accounted for in a manner similar to the method described above. Any deferred or unrealized amounts related to the hedging instrument are treated as part of the carrying value of the item being hedged and, therefore, considered in calculating the gain or loss on the sold, extinguished, terminated, or matured item. If the related derivative contract is not terminated, it must be marked to market on a prospective basis.

--------------------------------------------------------------------------------

NOTE 2.          During the six-month periods ended June 30, 1997 and 1996,
SUPPLEMENTAL     BAC made interest payments on deposits and other interest-
DISCLOSURE OF    bearing liabilities of $4,153 million and $3,923 million,
CASH FLOW        respectively, and made net income tax payments of $695
INFORMATION      million and $884 million, respectively. In addition, during the same periods foreclosures took place on loans with carrying values of $166 million and $242 million, respectively.

                 During the six-month period ended June 30, 1997, BAC made payments on accrued liabilities of $18 million related to common stock repurchased during 1996. At June 30, 1997, BAC accrued a $32 million liability related to common stock repurchased during the six-month period ended June 30, 1997.

--------------------------------------------------------------------------------

NOTE 3.          During the six-month period ended June 30, 1997, BAC sold
AVAILABLE-       available-for-sale securities for aggregate proceeds of $1,350
FOR-SALE         million, resulting in gross realized gains of $46 million and
AND HELD-        gross realized losses of $12 million. During the six-month
TO-MATURITY      period ended June 30, 1996, BAC sold available-for-sale
SECURITIES       securities for aggregate proceeds of $541 million, resulting in
AND TRADING      gross realized gains of $56 million and gross realized losses
ACTIVITIES       of $22 million.

                 The fair values and amortized costs of available-for-sale and held-to-maturity securities were as follows:


                                AVAILABLE-FOR-SALE           HELD-TO-MATURITY
                                    SECURITIES                  SECURITIES
                               -------------------         ------------------
                                  FAIR   AMORTIZED           FAIR   AMORTIZED
(IN MILLIONS)                    VALUE        COST          VALUE        COST
-----------------------------------------------------------------------------
June 30, 1997                  $11,959     $11,959         $3,655      $3,858
March 31, 1997                  11,532      11,701          3,666       3,972
December 31, 1996               12,113      12,059          3,920       4,138
September 30, 1996              11,717      11,765          3,892       4,200
June 30, 1996                   10,964      11,094          3,886       4,280

================================================================================
                 The net unrealized gain on available-for-sale securities at June 30, 1997 included a $12 million unrealized gain on excess servicing assets primarily associated with credit card securitizations, which are included in other assets.

                 During the six-month periods ended June 30, 1997 and 1996, trading income included net unrealized holding gains on trading securities of $22 million and $16 million, respectively. These amounts exclude the net unrealized trading results of the Parent's securities broker and dealer subsidiaries.

--------------------------------------------------------------------------------

NOTE 4. The trust preferred securities are issued by trusts all of TRUST PREFERRED whose outstanding common securities are owned by the Parent.
SECURITIES       Such common securities represent an aggregate liquidation
                 amount equal to 3 percent of the total capital of each trust.
                 The sole assets of the trusts are junior subordinated deferrable interest debentures of the Parent.

                 During the first quarter of 1997, BankAmerica Capital III, a trust, all of whose outstanding common securities ($12 million liquidation amount) are owned by the Parent, issued trust preferred securities (the Series 3 preferred securities) with an aggregate liquidation amount of $400 million. The sole assets of the trust are junior subordinated deferrable interest debentures issued by the Parent having an aggregate principal amount of $412 million (the Series 3 debentures). In addition, the Parent has entered into an expense agreement with the trust obligating the Parent to pay any costs, expenses or liabilities of the trust, other than obligations of the trust to pay amounts due pursuant to the terms of the Series 3 preferred securities.

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

                 The Series 3 debentures have a stated maturity of January 15, 2027, although the Parent may redeem the Series 3 debentures prior to stated maturity (i) on or after January 15, 2002 or
                 (ii) prior to January 15, 2002 upon the occurrence of certain events relating to the tax treatment of the trust or the Series 3 debentures or relating to the capital treatment of the Series 3 preferred securities, in each case, at a redemption price of 100% of the principal amount plus accrued interest. The Series 3 preferred securities are subject to mandatory redemption upon repayment of the Series 3 debentures a their stated maturity date or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption.

                 The Parent has issued a guarantee for the payment of distributions and payments on liquidation or redemption of the Series 3 preferred securities, but only to the extent of funds held by the trust. The guarantee is a junior subordinated obligation of the Parent.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

                 In the second quarter and six months ended June 30, 1997, distributions and amortization of deferred issuance costs on all of the trust preferred securities totaling $36 million and $71 million, respectively, were included in noninterest expense in the consolidated statement of operations.

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

                 During the six months ended June 30, 1997, the Parent repurchased 16.8 million shares of its common stock under the amended and prior stock repurchase programs at an average per-share price of $56.59. These transactions reduced stockholders' equity by $950 million.

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

                 On May 9, 1997, the Parent announced its intention to redeem all outstanding shares of its 8.16% Cumulative Preferred Stock, Series L on July 14, 1997, which will reduce stockholders' equity in the third quarter of 1997 by $399 million. The remaining buyback and redemption authorities for common stock and preferred stock under the current amended program totaled $2.8 billion and $0.8 billion, respectively, at June 30, 1997.

--------------------------------------------------------------------------------

NOTE 6.          The following is a summary of the components of income tax
INCOME           expense:
TAXES

                                     1997                     1996             SIX MONTHS ENDED
                               ----------------   --------------------------       JUNE 30
                                SECOND    FIRST    FOURTH     THIRD   SECOND   ----------------
(IN MILLIONS)                  QUARTER  QUARTER   QUARTER   QUARTER  QUARTER     1997      1996
-----------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES
Federal                           $359     $370      $265      $301     $361   $  729    $  723
State and local                     86       84        58        90       95      170       188
Foreign                             95       72        89        81       53      167       105
-----------------------------------------------------------------------------------------------
                                  $540     $526      $412      $472     $509   $1,066    $1,016
-----------------------------------------------------------------------------------------------

                 BAC's estimated annual effective income tax rates for the six-month periods ended June 30, 1997 and 1996 were 40.3 percent and 41.3 percent, respectively. These rates are higher than the federal statutory tax rate of 35.0 percent due principally to state income taxes.

================================================================================

NOTE 7.          Earnings per common share have been computed based on the
EARNINGS PER     following:
COMMON SHARE


                                                 1997                            1996                     SIX MONTHS ENDED
                                         --------------------     ---------------------------------           JUNE 30
        (DOLLAR AMOUNTS IN MILLIONS,      SECOND        FIRST      FOURTH        THIRD       SECOND      ------------------
        SHARE AMOUNTS IN THOUSANDS)      QUARTER      QUARTER     QUARTER      QUARTER      QUARTER         1997       1996
        -------------------------------------------------------------------------------------------------------------------
        Net income applicable to
          common stock                      $769         $746        $703         $640         $678      $ 1,515     $1,345
        Average number of common
          shares outstanding             701,458      708,585/a/  715,609/a/   718,035/a/   723,716/a/   705,022    727,925/a/
        Average number of common
          and common equivalent
          shares outstanding             719,514      726,800/a/  731,022/a/   731,343/a/   737,085/a/   723,157    740,927/a/
        Average number of common
          shares outstanding -
          assuming full dilution         722,179      726,800/a/  732,416/a/   731,770/a/   737,182/a/   724,490    742,139/a/
        -------------------------------------------------------------------------------------------------------------------

                 /a/Restated to reflect a two-for-one stock split effective
                    June 2, 1997.


                 In February 1997, the FASB issued Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS No.
                 128), which is effective for periods ending after December 15, 1997. BAC expects to adopt SFAS No. 128 in the fourth quarter of 1997. At that time, BAC will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. SFAS No. 128 eliminates primary earnings per share and earnings per common share, assuming full dilution, and requires the presentation of basic and diluted earnings per share. As a result, under the new requirements, BAC's computation of earnings per common and common equivalent share will be replaced by earnings per common share, which excludes any dilutive effects of outstanding stock options and warrants. Also, BAC's computation of earnings per common share, assuming full dilution, will be replaced with diluted earnings per share and will be based on the average market price of BAC's common stock for the period. Had SFAS No. 128 been in effect, it would have resulted in an increase in earnings per common share of $0.03 for the second quarter of 1997, $0.02 for the first quarter of 1997, $0.02 for the fourth quarter of 1996, $0.02 for the third quarter of 1996, and $0.02 for the second quarter of 1996 as well as an increase of $0.05 and $0.03 for the six months ended June 30, 1997 and 1996, respectively. Per share amounts for prior periods reflect a two-for-one stock split effective June 2, 1997. The impact of SFAS No. 128 on converting earnings per common share, assuming full dilution, to diluted earnings per share for the aforementioned quarters is not material.

--------------------------------------------------------------------------------

NOTE 8.          In the ordinary course of business, BAC enters into various
OFF-BALANCE-     types of transactions that involve credit-related financial
SHEET            instruments and derivative financial instruments that contain
TRANSACTIONS     off-balance-sheet risk. Credit-related financial instruments are typically customer-driven, while derivative financial instruments are entered into both on behalf of customers and for BAC's own account in managing interest rate and foreign exchange risk.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

                 Credit-Related Financial Instruments

                 A summary of the contractual amounts of each significant class of credit-related financial instruments outstanding appears in the table below. The contractual amounts of these instruments are not recorded as assets or liabilities on the balance sheet. These amounts represent the amounts at risk should the contract by fully drawn upon, the client default, and the value of any existing collateral become worthless.

                                                                    1997                                   1996
                                                          -----------------------         -------------------------------------
                 (IN MILLIONS)                              JUNE 30      MARCH 31          DEC. 31       SEPT. 30      JUNE 30
                 --------------------------------------------------------------------------------------------------------------
                 Commitments to extend credit:
                   Unutilized  credit card lines           $ 38,028      $ 37,917          $ 36,897       $37,271       $36,978
                   Other commitments to extend credit/a/    106,590       101,128           100,234        92,965        97,954
                 Standby letters of credit/b/                18,680        18,954            17,092        16,486        17,121
                 Commercial letters of credit                 4,186         3,677             4,064         3,833         4,596
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

                 /b/ Net of participations sold of $2,907 million at June 30,
                     1997, $3,102 million at March 31, 1997, $2,999 million at
                     December 31, 1996, $2,940 million at September 30, 1996, and $2,619 million at June 30, 1996.


                 INTEREST RATE, FOREIGN EXCHANGE AND COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS


                 The tables on page 15 summarize the notional and credit risk amounts for each significant class of interest rate, foreign exchange and commodity derivative financial instruments outstanding in BAC's trading and asset and liability management portfolios. These tables should be read in conjunction with the descriptions of such products and their risks included on pages 38 through 44 and 72 through 78 of BAC's 1996 Annual Report to Shareholders.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

NOTIONAL AND CREDIT RISK AMOUNTS FOR DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES

------------------------------------------------------------------------------------

                                           June 30, 1997          DECEMBER 31, 1996
                                       -------------------       -------------------
                                       NOTIONAL     CREDIT        NOTIONAL    CREDIT
(IN MILLIONS)                            AMOUNT       RISK/a/       AMOUNT      RISK/a/
------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest rate swaps                  $  457,649     $1,839/b/  $  442,160     $2,968/b/
Futures and forward rate contracts:
  Commitments to purchase               142,084         39        138,381         34
  Commitments to sell                   158,591        119        182,065        280
Written options                          27,502          -/c/      32,679          -/c/
Purchased options                        46,383        360         40,805        373
------------------------------------------------------------------------------------
                                        832,209      2,357        836,090      3,655

FOREIGN EXCHANGE CONTRACTS
Spot, forward, and futures contracts    638,798      3,361        612,767      2,670
Written options                          41,581          -/c/      24,840          -/c/
Purchased options                        40,040        462         23,272        319
Currency swaps                           30,045      1,082         27,589        951
------------------------------------------------------------------------------------
                                        750,464      4,905        688,468      3,940

Stock index options and
  commodity contracts                     2,046         57          1,561         87
------------------------------------------------------------------------------------
                                     $1,584,719/d/  $7,319     $1,526,119/e/  $7,682
-------------------------------------===============================================

NOTIONAL AND CREDIT RISK AMOUNTS FOR DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES

----------------------------------------------------------------------------------
                                           JUNE 30, 1997        DECEMBER 31, 1996
                                       -------------------     -------------------
                                        NOTIONAL    CREDIT     NOTIONAL     CREDIT
(IN MILLIONS)                             AMOUNT      RISK/a/    AMOUNT       RISK/a/
----------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest rate swaps                     $ 60,425      $ 60     $ 46,445       $128
Futures and forward rate contracts        71,822         -       58,467          -
Purchased options                         13,873        50       10,957         81
----------------------------------------------------------------------------------
                                         146,120       110      115,869        209

FOREIGN EXCHANGE CONTRACTS
Spot, forward, and futures contracts       1,805         -        1,746          -
Currency swaps                               774         -          673          -
----------------------------------------------------------------------------------
                                           2,579         -        2,419          -
----------------------------------------------------------------------------------
                                        $148,699/d/   $110     $118,288/e/    $209
----------------------------------------==========================================

/a/ Credit risk represents current replacement cost after the effects of master netting agreements.

/b/ Includes the effects of cross product netting of certain interest rate derivatives and currency swaps.

/c/ Interest rate and foreign exchange options written have no credit risk.

/d/ Interest rate swaps and interest rate options in both the trading and asset and liability management portfolios include $23.5 billion and $0.7 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $2.4 billion of intercompany hedging-related contracts.

/e/ Interest rate swaps and interest rate options in both the trading and asset and liability management portfolios include $13.9 billion and $0.7 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $2.4 billion of intercompany hedging-related contracts.

For most contracts, notional amounts are used solely to determine cash flows to be exchanged. However, certain foreign exchange contracts are designed for principal amounts to be exchanged on a common settlement date. The notional or contract amounts associated with interest rate, foreign exchange and commodity derivative financial instruments are not recorded as assets or liabilities on the balance sheet and do not represent the potential for gain or loss associated with such transactions. Credit risk represents unrealized gains on foreign exchange and derivatives contracts. It is the amount of loss that BAC would suffer if all counterparties failed to perform according to the terms of the contract and the value of any existing collateral became worthless, based on then-current currency exchange and interest rates at each respective period after the effects of master netting agreements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

                 The following tables summarize the average and period-end fair values of each significant class of interest rate, foreign exchange and commodity derivative financial instruments outstanding in BAC's trading portfolio and the period-end fair values for each significant class of foreign exchange and commodity derivative financial instruments outstanding in BAC's asset and liability management portfolio. Fair value amounts consist of unrealized gains and losses, accrued interest receivable and payable, and premiums paid or received, and take into account master netting agreements. The fair value amounts for the trading portfolio are disaggregated by gross unrealized gains (assets) and gross unrealized losses (liabilities), while the fair value amounts for the asset and liability management portfolio are shown on a net basis. Fair value amounts were generally calculated using discounted cash flow models based on current market yields for similar instruments and the maturity of each instrument.

FAIR VALUES OF DERIVATIVE INSTRUMENTS HELD OR ISSUED FOR TRADING
PURPOSES

==============================================================================================
                                                JUNE 30, 1997           DECEMBER 31, 1996
                                        ---------------------------  -------------------------
                                              AVERAGE                    AVERAGE
                                           FAIR VALUE                 FAIR VALUE
                                              FOR THE    PERIOD-END      FOR THE      YEAR-END
(IN MILLIONS)                           QUARTER ENDED/a/ FAIR VALUE   YEAR ENDED/a/ FAIR VALUE
----------------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest rate swaps:
  Assets                                      $ 2,401       $ 1,839      $ 2,956       $ 2,968
  Liabilities                                  (2,164)       (1,809)      (2,661)       (2,820)

Futures and forward rate contracts:
  Assets                                          170           158          335           314
  Liabilities                                    (175)         (135)        (331)         (329)
Written options                                  (279)         (282)        (221)         (300)
Purchased options                                 327           360          307           373
----------------------------------------------------------------------------------------------
                                                  280           131          385           206

FOREIGN EXCHANGE CONTRACTS
Spot, forward, and futures contracts:
  Assets                                        3,866         3,361        2,358         2,670
  Liabilities                                  (3,936)       (3,380)      (2,709)       (2,842)
Written options                                  (621)         (567)        (333)         (369)
Purchased options                                 496           462          283           319
Currency swaps:
  Assets                                        1,093         1,082        1,137           951
  Liabilities                                    (895)         (931)      (1,308)         (937)
----------------------------------------------------------------------------------------------
                                                    3            27         (572)         (208)

STOCK INDEX OPTIONS AND COMMODITY CONTRACTS
  Assets                                           40            57           58            87
  Liabilities                                     (36)          (53)         (25)          (36)
----------------------------------------------------------------------------------------------
                                                    4             4           33            51
----------------------------------------------------------------------------------------------
                                              $   287       $   162      $  (154)      $    49
----------------------------------------------================================================

/a/ Average fair value amounts are calculated based on monthly balances.

FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES

===============================================================================================
(IN MILLIONS)                                                JUNE 30, 1997    DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest rate swaps                                                  $(627)               $(369)
Futures and forward rate contracts                                     (16)                 (26)
Purchased options                                                       51                   (4)
-----------------------------------------------------------------------------------------------
                                                                      (592)                (399)

FOREIGN EXCHANGE CONTRACTS
Spot, forward, and futures contracts                                     -                    -
Currency swaps                                                         (65)                 (63)
-----------------------------------------------------------------------------------------------
                                                                       (65)                 (63)
-----------------------------------------------------------------------------------------------
                                                                     $(657)               $(462)
---------------------------------------------------------------------==========================

================================================================================


                 TRADING ACTIVITIES

                 Trading income represents the net amount earned from BAC's trading activities, which include entering into transactions to meet customer demand and taking positions for BAC's own account in a diverse range of financial instruments and markets. The profitability of these trading activities depends largely on the volume and diversity of the transactions BAC executes, the level of risk it is willing to assume, and the volatility of price and rate movements. Trading income, as disclosed in BAC's consolidated statement of operations, does not include the net interest income derived from interest rate, foreign exchange and commodity derivative financial instruments associated with trading activities. However, the trading-related net interest income amounts are presented in the table below as they are considered in evaluating the overall profitability of those activities.

                     TRADING-RELATED INCOME
                     -----------------------------------------------------------------------------------------------
                                                             1997                  1996             SIX MONTHS ENDED
                                                        ----------------  ------------------------       JUNE 30
                                                         SECOND    FIRST   FOURTH    THIRD  SECOND  ----------------
                     (IN MILLIONS)                      QUARTER  QUARTER  QUARTER  QUARTER QUARTER    1997      1996
                     -----------------------------------------------------------------------------------------------
                     TRADING INCOME
                     Interest rate                         $ 17     $ 12     $ 19     $ 17    $  8    $ 29      $ 20
                     Foreign exchange                       107       92       64       64      90     199       188
                     Debt instruments                        94       84       51       72      80     178       135
                     -----------------------------------------------------------------------------------------------
                                                           $218     $188     $134     $153    $178    $406      $343
                     --------------------------------------=========================================================
                     OTHER TRADING-RELATED INCOME/a/
                     Interest rate                         $ 12     $ 10     $ 13     $  5    $  7    $ 22      $ 13
                     Foreign exchange                         2        4        3        4       7       6        13
                     Debt instruments                        47       50       53       52      59      97       103
                     -----------------------------------------------------------------------------------------------
                                                           $ 61     $ 64     $ 69     $ 61    $ 73    $125      $129
                     --------------------------------------=========================================================

                 /a/Primarily includes the net interest revenue and expense associated with these contracts.

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

                 ASSET AND LIABILITY MANAGEMENT ACTIVITIES

                 BAC uses interest rate and foreign exchange derivative financial instruments, to manage interest rate risk related to specific assets and liabilities, including fixed rate and adjustable rate residential mortgages, long-term debt, and deposits. Foreign exchange derivative financial instruments are used to hedge net capital exposure and foreign currency exposures. For a detailed description of BAC's asset and liability management objectives and strategies used to achieve those objectives, refer to pages 76 through 78 of BAC's 1996 Annual Report to Shareholders.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

                 The expected maturities and weighted average interest rates associated with BAC's asset and liability management interest rate swap portfolio at June 30, 1997 were not significantly different from those at year-end 1996.

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

                 The following summarizes indemnified securities lending transactions and the associated collateral:


                                                               1997                        1996
                                                      --------------------    -------------------------------
                 (IN MILLIONS)                         JUNE 30    MARCH 31    DEC. 31     SEPT. 30    JUNE 30
                 --------------------------------------------------------------------------------------------
                 Indemnified securities lent               $ -         $ -        $ -          $ -      $  73

                 Associated collateral                       -           -          -            -         75
                 --------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE 9.          BAC recorded a pre-tax restructuring charge of $280 million in
RESTRUCTURING    the fourth quarter of 1996 as a result of decisions to
CHARGES          implement a number of restructurings of its business
                 activities. The charge covers approximately $196 million for severance payments, approximately $72 million for premises, primarily reflecting the planned closure of 120 branches, and approximately $12 million for other costs connected with the wholesale banking, retail banking, and staff support areas affected by the actions. Management expects that the projects relating to these restructurings will be implemented in 1997 and completed by the end of 1998.

                 The severance payments will reflect an estimated reduction of 3,700 positions due to the restructuring of BAC's business activities. Approximately 522 an 723 positions were reduced during the first and second quarters of 1997, respectively, reflecting a remaining balance of 2,455 positions at June 30, 1997. Following is a summary of changes in restructuring charges for the second quarter of 1997:



                 (IN MILLIONS)                     SEVERANCE   PREMISES   OTHER/a/   TOTAL
                 -------------------------------------------------------------------------
                 Balance at January 1, 1997             $196        $72        $12    $280

                 Payments                                 34          6          1      41
                 -------------------------------------------------------------------------
                 BALANCE AT MARCH 31, 1997               162         66         11     239

                 Payments                                 24          9          1      34
                 -------------------------------------------------------------------------
                   Balance at June 30, 1997             $138        $57        $10    $205
                 ---------------------------------------==================================

                /a/ Includes equipment write-offs and other miscellaneous costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS
HIGHLIGHTS
================================================================================

                 The following is a summary of second-quarter 1997 financial information for BankAmerica Corporation and subsidiaries (BAC).

                 . BAC reported second-quarter 1997 earnings per share of $1.07, an increase of 16 percent from $0.92 for the same period a year ago. The per share results include the effects of a two-for-one stock split which was effective June 2, 1997. Net income for the second quarter of 1997 was $799 million, up 11 percent from $723 million for the second quarter of 1996.

                 . The return on average common equity was 16.73 percent, an increase of 131 basis points from the amount reported in the second quarter of 1996.

                 . BAC continued to progress with the strategic management of its capital through the following activities in the second quarter of 1997:

                    -- Announced on June 9, 1997, agreements to acquire the investment banking firm, Robertson, Stephens & Company Group, L.L.C. and to sell the consumer finance subsidiary Security Pacific Financial Services Inc.;

                    -- Completed the sale of 68 Texas branches and agreed to sell its branch system in Hawaii;

                    -- Sold $1.8 billion of residential first mortgages and announced plans to securitize and sell $675 million of mortgages;

                    --  Securitized $750 million of credit card receivables; and

                    -- Announced the redemption of its Series L preferred stock.

                 . Net interest income was $2,194 million, up $35 million from the second quarter of 1996. BAC's net interest margin for the second quarter of 1997 was 4.11 percent, down 16 basis points from the comparable period a year ago. Excluding the effects of the credit card securitizations that have taken place beginning mid-1996, net interest income for the second quarter of 1997 would have increased $75 million from the second quarter of 1996 and the net interest margin would have been 4.15 percent.

                 . Noninterest income was $1,442 million, an increase of $122 million, or 9 percent, from the second quarter of 1996. Excluding the effect of an $82 million gain from the sale of a Hong Kong consumer and commercial finance subsidiary during the second quarter of 1996, noninterest income would have increased $204 million, or 16 percent, from the second quarter of 1996.

================================================================================

                 . Noninterest expense was $2,047 million, up $50 million from the same period last year, and included $36 million of expenses associated with trust preferred securities. Without these expenses, noninterest expense would have been $2,011 million, an increase of $14 million, or less than 1 percent, from the second quarter of 1996. BAC's adjusted expense-to-revenue ratio for the second quarter of 1997 was 52.93 percent, a decrease of 60 basis points and 221 basis points from the prior quarter and the second quarter of 1996, respectively.

                 . Nonaccrual assets were $861 million at June 30, 1997, a decrease of $169 million, or 16 percent, from their March 31, 1997 level. Net credit losses were $224 million for the second quarter of 1997, a decline of $22 million from the second quarter of 1996, but up $20 million from the first quarter of 1997. The provision for credit losses was $250 million, up $30 million from the previous quarter, but unchanged from the second quarter of 1996.

                 . In connection with BAC's ongoing efforts to effectively manage capital, BAC repurchased 8.2 million shares of its common stock during the second quarter of 1997 at an average per-share price of $58.02, which reduced stockholders' equity by $475 million.

================================================================================

FINANCIAL HIGHLIGHTS

------------------------------------------------------------------------------------------------------------------------------------
                                                        1997                          1996                        SIX MONTHS ENDED
                                                 ------------------    ---------------------------------------        JUNE 30
(DOLLAR AMOUNTS IN MILLIONS,                      SECOND      FIRST           FOURTH         THIRD      SECOND ---------------------
EXCEPT PER SHARE DATA)                           QUARTER QUARTER/a/     QUARTER/a,b/  QUARTER/a,c/  QUARTER/a/     1997     1996/a/
------------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                                 $  4,359    $ 4,240         $  4,238      $  4,206    $  4,126 $  8,599    $  8,215
Interest expense                                   2,165      2,066            2,108         2,054       1,967    4,231       3,910
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income                              2,194      2,174            2,130         2,152       2,159    4,368       4,305
Provision for credit losses                          250        220              220           235         250      470         430
Noninterest income                                 1,442      1,385            1,499         1,319       1,320    2,827       2,594
Noninterest expense                                2,047      2,033            2,250         2,081       1,997    4,080       4,010
------------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                       1,339      1,306            1,159         1,155       1,232    2,645       2,459
Provision for income taxes                           540        526              412           472         509    1,066       1,016
------------------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                  $    799    $   780         $    747      $    683    $    723 $  1,579    $  1,443
----------------------------------------------------================================================================================
PER SHARE DATA
Earnings per common and common
  equivalent share                              $   1.07    $  1.03         $   0.96      $   0.87    $   0.92 $   2.10    $   1.82
Earnings per common share --
  assuming full dilution                            1.07       1.03             0.96          0.87        0.92     2.09        1.81
Dividends declared per common share                 0.31       0.31             0.27          0.27        0.27     0.62        0.54
-----------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
Book value per common share at period end       $  26.88    $ 26.25         $  26.00      $  25.46    $  24.82 $  26.88    $  24.82
Common stock price range:
  High                                                69     61 7/8         51 15/16        42 5/8     40 3/16  69          40 3/16
  Low                                            49 9/16   47 11/16         41 1/16         36         34 7/8   47 11/16    29 3/8
Closing common stock price                       64 9/16    50 7/16         49 7/8          41 1/16    37 7/8   64 9/16     37 7/8
Average number of common and common
  equivalent shares outstanding (in
  thousands)                                     719,514    726,800          731,022       731,343     737,085  723,157     740,927
Average number of common shares outstanding --
  assuming full dilution (in thousands)          722,179    726,800          732,416       731,770     737,182  724,490     742,139
Number of common shares outstanding at
  period end (in thousands)                      698,407    704,708          710,534       717,651     719,786  698,407     719,786
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END
Loans                                           $168,806   $167,338         $165,415      $161,833    $160,640 $168,806    $160,640
Total assets                                     258,363    249,904          250,753       242,953     238,841  258,363     238,841
Deposits                                         173,168    168,999          168,015       164,901     161,845  173,168     161,845
Long-term debt                                    14,736     14,725           15,785        15,454      14,953   14,736      14,953
Common equity                                     18,772     18,501           18,471        18,270      17,866   18,772      17,866
Total equity                                      20,368     20,097           20,713        20,512      20,108   20,368      20,108
------------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Expense to revenue/d/                              52.93%     53.53%           54.01%        54.47%      55.14%   53.23%      55.46%
Rate of return (based on net income) on:
  Average common equity                            16.73      16.50            15.24         14.16       15.42    16.62       15.31
  Average total equity                             15.99      15.70            14.42         13.44       14.56    15.85       14.42
  Average total assets                              1.26       1.25             1.21          1.12        1.21     1.26        1.21
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Ratio of common equity to total assets              7.27%      7.40%            7.37%         7.52%       7.48%    7.27%       7.48%
Ratio of total equity to total assets               7.88       8.04             8.26          8.44        8.42     7.88        8.42
Ratio of average total equity to average
  total assets                                      7.86       7.99             8.40          8.29        8.29     7.92        8.42
====================================================================================================================================

/a/ Share and per share amounts and stock prices have been restated to reflect a two-for-one stock split effective June 2, 1997.

/b/ Includes the income statement effect of a $147 million nontaxable gain from the initial public offering of BA Merchant Services, Inc. (BAMS) common stock and a $280 million pre-tax restructuring charge.

/c/ Includes the income statement effect of a one-time Savings Association
    Insurance Fund (SAIF) assessment that increased noninterest expense by $82 million.

/d/ Excludes net other real estate owned expense, amortization of intangibles, expenses associated with trust preferred securities, and the effects of a one-time assessment for SAIF in the third quarter of 1996, a fourth-quarter 1996 restructuring charge, and a fourth-quarter 1996 gain on the initial public offering of BAMS common stock.

BUSINESS SECTORS
================================================================================

SELECTED BUSINESS SECTOR DATA

--------------------------------------------------------------------------------------------------------------------------------
                                                                       SIX MONTHS ENDED JUNE 30/a/
                                    --------------------------------------------------------------------------------------------
                                                                                    U.S. CORPORATE AND
                                                   TOTAL    CONSUMER BANKING     INTERNATIONAL BANKING     MIDDLE MARKET BANKING
                                    --------------------    ----------------     ---------------------     ---------------------
 (DOLLAR AMOUNTS IN MILLIONS)           1997        1996      1997      1996           1997       1996      1997            1996
--------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                   $4,368      $4,305    $2,784    $2,731         $  748     $  696      $444            $401
Noninterest income                     2,827       2,594     1,331     1,134          1,137      1,045       118             110
Noninterest expense                    4,080       4,010     2,445     2,390          1,024      1,003       292             281
--------------------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE THE PROVISIONS FOR
    CREDIT LOSSES AND INCOME TAXES     3,115       2,889     1,670     1,475            861        738       270             230
Provision for credit losses              470         430       577       418            (29)         2        (6)              5
Provision for income taxes             1,066       1,016       476       451            322        298       112              94
--------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                           1,579       1,443       617       606            568        438       164             131
Preferred stock dividends                 64          98        29        44             20         32         7              10
--------------------------------------------------------------------------------------------------------------------------------
  NET INCOME ATTRIBUTABLE TO
    COMMON EQUITY                     $1,515      $1,345    $  588    $  562         $  548     $  406      $157            $121
--------------------------------------==========================================================================================

SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                               $166,242    $156,241   $83,340   $80,283        $45,605    $41,566   $21,758         $19,214
Earning assets                       212,511     200,145    84,472    81,221         77,590     70,956    21,463          19,029
Total assets                         253,618     239,069    93,165    90,799        102,631     93,434    24,630          21,858
Deposits                             167,742     160,928    97,461    94,965         48,460     44,635     8,190           7,301
Common equity                         18,392      17,684     8,350     7,850          5,885      5,821     1,980           1,801

SELECTED FINANCIAL RATIOS
Return on average common
  equity                               16.62%      15.31%     14.20%     14.40%       18.78%     14.03%    15.99%          13.51%
Expense to revenue/b/                  53.23       55.46      55.55      57.70        51.67      56.81     46.80           50.88
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


                 The information set forth in the tables on pages 22 and 23 reflects the condensed income statements and selected average balance sheet line items and financial ratios by business sector. The information presented does not necessarily represent the business sectors' financial condition and results of operations as if they were independent entities. Results from prior periods are restated for changes in sector composition and in allocation and assignment methodologies to provide comparability. In addition, the expense-to-revenue ratios have been adjusted to exclude net other real estate owned expense, amortization of intangibles, and expenses related to trust preferred securities. For a detailed discussion of the composition of each business sector, refer to pages 19 through 22 of BAC's 1996 Annual Report to Shareholders.

================================================================================

-----------------------------------------------------------------------------------------------------------
                                                         SIX MONTHS ENDED JUNE 30/a/
                                   ------------------------------------------------------------------------
                                    COMMERCIAL REAL ESTATE    WEALTH MANAGEMENT                   ALL OTHER
                                   -----------------------    -----------------     -----------------------
(DOLLAR AMOUNTS IN MILLIONS)           1997           1996      1997       1996      1997              1996
-----------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                 $   227        $   209    $   90     $   81   $    75           $   187
Noninterest income                       19             18       208        192        14                95
Noninterest expense                      59             45       236        230        24                61
-----------------------------------------------------------------------------------------------------------
  INCOME BEFORE THE PROVISIONS FOR
    CREDIT LOSSES AND INCOME TAXES      187            182        62         43        65               221
Provision for credit losses             (71)             3        (1)         -         -                 2
Provision for income taxes              102             69        25         23        29                81
-----------------------------------------------------------------------------------------------------------
  NET INCOME                            156            110        38         20        36               138
Preferred stock dividends                 3              5         2          3         3                 4
-----------------------------------------------------------------------------------------------------------
  NET INCOME ATTRIBUTABLE TO
    COMMON EQUITY                   $   153        $   105    $   36     $   17   $    33           $   134
------------------------------------=======================================================================

SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                               $ 9,734        $10,392    $4,877     $4,316   $   928           $   470
Earning assets                        9,786         10,426     4,960      4,409    14,240            14,104
Total assets                         10,096         10,795     5,807      5,127    17,289            17,056
Deposits                              2,214          2,093     7,422      6,962     3,995             4,972
Common equity                           789            887       663        571       725               754

SELECTED FINANCIAL RATIOS
Return on average common equity       39.11%         23.80%    10.94%      5.99%       NM                NM
Expense to revenue/b/                 23.98          29.07     75.17      80.95        NM                NM
===========================================================================================================

/a/ For comparability purposes, both 1997 and 1996 amounts reflect BAC's business-sector allocation methodologies at June 30, 1997.

/b/ Excludes net other real estate owned expense, amortization of intangibles, and expenses associated with trust preferred securities.

NM - Not meaningful.

                 Consumer Banking -- Consumer Banking's net income for the first half of 1997 was up $11 million, or 2 percent, from the amount for the same period last year. Net interest income increased primarily due to higher volumes on consumer installment and consumer lease financing loans. Partially offsetting these volume increases were reductions in residential real estate and credit card loans as a result of continued sales of residential mortgages and securitizations of credit card receivables. Noninterest income increase due to higher revenues from service charges on deposit accounts and ATM fees, larger gains on the sale of residential first mortgages, and higher loan services revenue. Noninterest income for the first six months of 1996 included an $82 million gain from the sale of a Hong-Kong consumer and commercial finance subsidiary. The increases in net interest income and noninterest income, coupled with BAC's efforts to contain costs, resulted in an expense-to-revenue ratio of 55.55 percent, a 215 basis point improvement from the same period a year ago. The provision for credit losses increased $159 million, primarily in the credit card, consumer financing, and manufacturing housing portfolios. Average loan outstandings grew $3 billion, or 4 percent, from June 30, 1996, reflecting growth in manufacturing housing loans, consumer auto loans, and lease financing, while a reduction in residential real estate loans partly offset this increase.

================================================================================

                 U.S. Corporate and International Banking -- U.S. Corporate and International Banking's net income for the first six months of 1997 increased $130 million, or 30 percent, from the amount reported for the same period a year ago. The increase reflected higher net interest and noninterest income levels and a reduction in the provision for credit losses. These improvements were partially offset by higher noninterest expense. The increase in net interest income resulted from higher earning asset balances. Noninterest income was up $92 million predominantly due to improved foreign exchange and trading account profits, higher securities gains and lower foreign exchange hedging losses, and increased gains on the sales of loans and leveraged leases. Lower commitment fees and reductions in private equity investment activity income partially offset the increases in noninterest income. This sector's expense-to-revenue ratio decreased to 51.67 percent, a 514 basis point improvement from the same period a year ago.

                 Middle Market Banking -- Middle Market Banking's net income for the first half of 1997 increased $33 million, or 25 percent, from the first half of 1996. An increase in net interest income and a decrease in the provision for credit losses contributed to this growth. Net interest income was up due primarily to higher loan volumes. The reduction in the provision for credit losses was primarily a result of improved credit quality in middle market commercial and industrial loans.

                 Commercial Real Estate -- Net income in the commercial real estate sector increased $46 million, or 42 percent, from the first six months of 1996. The reduction in the provision for credit losses primarily contributed to this increase, while the increase in net interest income was offset by an increase in noninterest expense. Improved credit quality of commercial real estate loans caused the decrease in the provision for credit losses.

                 Wealth Management -- Wealth Management's net income was $38 million for the first six months of 1997, an increase of $18 million, or 90 percent, from the same period a year ago. Higher trust fees during the first half of 1997, as compared to the same period last year, contributed to the growth in noninterest income.

                 All Other -- This sector includes the results from corporate asset and liability management activities (investment securities, federal funds bought and sold, institutional and brokered deposits and intermediate debt), along with any residual differences between actual centrally managed external hedging results and the transfer of interest rate risk hedging to the appropriate business sectors. Also included in this sector are the residual income and expenses related to BAC's Institutional Trust and Securities Services (ITSS) business, which the corporation had substantially divested by the end of the first quarter of 1996.

                 This sector's net income for the first six months of 1997 decreased $102 million from the amount reported for the comparable period a year ago. Net interest income decreased $112 million primarily due to lower results from corporate liquidity management activities. Noninterest income for the first six months of 1996 included a $50 million pre-tax gain associated with the divestiture of the ITSS business. The reduction in noninterest expense was primarily related to the sale of the ITSS business.

OPERATING LEVERAGE AND CAPITAL MANAGEMENT
================================================================================

                 BAC continued to demonstrate effective management of operating leverage in the second quarter and six months ended June 30, 1997. Operating leverage is achieved when the rate of revenue growth exceeds that of expenses. As shown in the table on page 26, revenue for the second quarter and six months ended June 30, 1997 increased 5 percent and 4 percent, respectively, while noninterest expense increased 3 percent and 2 percent, respectively, from the same periods in 1996. Noninterest income included a $50 million pre-tax gain associated with the divestiture of BAC's ITSS business during the first quarter of 1996 and an $82 million pre-tax gain from the sale of a Hong Kong consumer and commercial finance subsidiary during the second quarter of 1996. Excluding these gains, revenue for the second quarter and six months ended June 30, 1997 would have increased 7 percent and 6 percent, respectively. Furthermore, noninterest expense for the second quarter and first half of 1997 included expense associated with trust preferred securities of $36 million and $71 million, respectively. Excluding these expenses, noninterest expense would have increased less than 1 percent for the second quarter of 1997 and would have been essentially unchanged for the six months ended June 30, 1997.

                 Capital management objectives are achieved when the rates of growth in common shares outstanding and preferred stock dividends are below that of net income. As a result of BAC's stock repurchase program, the average number of common shares outstanding, assuming full dilution, decreased 2 percent in the second quarter and six months ended June 30, 1997 from the comparable periods in the prior year. Additionally, preferred stock dividends decreased 33 percent and 35 percent for the second quarter and six months ended June 30, 1997, respectively, compared to the same periods in 1996. However, the decrease in preferred stock dividends is partially offset by the after-tax effect of noninterest expense related to expenses on trust preferred securities.

                 By increasing revenues, effectively managing expenses, and taking strategic capital management steps, BAC reported increases in net income for the second quarter and six months ended June 30, 1997 of 11 percent and 9 percent, respectively, from the comparable periods last year. In addition, the rate of return on average common equity increased 131 basis points for the second quarter and six months ended June 30, 1997 from the same periods in 1996.


================================================================================================================================

OPERATING LEVERAGE AND CAPITAL MANAGEMENT
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              SIX MONTHS ENDED
                                                       SECOND QUARTER                             JUNE 30
(DOLLAR AMOUNTS IN MILLIONS,                       ----------------------                   ----------------------
EXCEPT PER SHARE DATA)                                1997           1996       CHANGE             1997           1996    CHANGE
--------------------------------------------------------------------------------------------------------------------------------
OPERATING LEVERAGE COMPONENTS
Net interest income                                $ 2,194        $ 2,159            2%         $ 4,368        $ 4,305         1%
Noninterest income                                   1,442          1,320            9            2,827          2,594         9
  Total revenue                                      3,636          3,479            5            7,195          6,899         4
Noninterest expense                                  2,047          1,997            3            4,080          4,010         2
Operating income/a/                                  1,589          1,482            7            3,115          2,889         8
Provision for credit losses                            250            250            -              470            430         9
Provision for income taxes                             540            509            6            1,066          1,016         5

CAPITAL MANAGEMENT COMPONENTS
Net income                                             799            723           11            1,579          1,443         9
Preferred stock dividends                               30             45          (33)              64             98       (35)
Net income applicable to common stock                  769            678           13            1,515          1,345        13
Average number of common shares outstanding --
  assuming full dilution (in thousands)            722,179        737,182/b/        (2)         724,490        742,139/b/     (2)
Earnings per common share --
  assuming full dilution                           $  1.07        $  0.92/b/        16          $  2.09        $  1.81/b/     15
Average common equity                               18,459         17,703            4           18,392         17,684         4
Rate of return on average common equity              16.73%         15.42%         131/bp/        16.62%         15.31%      131/bp/
--------------------------------------------------------------------------------------------------------------------------------

/a/ Represents net income before the provisions for credit losses and income taxes.
/b/ Restated to reflect a two-for-one stock split effective June 2, 1997. /bp/ - Basis points.

RESULTS OF OPERATIONS
================================================================================

NET INTEREST     Taxable-equivalent net interest income for the second quarter
INCOME           and the first half of 1997 was $2,200 million and $4,380
                 million, respectively, up $40 million and $69 million from the corresponding periods of 1996. The increases primarily resulted from growth in earning assets, partially offset by an increase in the cost of funds. Excluding the effects of credit card securitizations, taxable-equivalent net interest income for the second quarter of 1997 would have increased $80 million from the comparable 1996 period.

                 Average earning assets totaled $214.5 billion and $212.5 billion in the second quarter and first six months of 1997, respectively, up $11.9 billion and $12.4 billion from the same periods in 1996. The increases were largely attributable to growth in most segments of the loan portfolio as average loans increased $9.5 billion and $10 billion from the second quarter and first six months of 1996, respectively. In addition, average trading account assets rose $2.8 billion and $2.6 billion from the second quarter and first six months of 1996, respectively.

                 BAC's net interest margin for the second quarter and first half of 1997 was 4.11 percent and 4.13 percent, respectively, down 16 and 19 basis points from the comparable periods a year ago. The yield on average earning assets decreased 2 and 9 basis points from the second quarter and first six months of 1996, respectively, primarily due to lower prevailing market rates and an increase in lower yielding trading portfolio assets. The cost of funds increased 14 and 10 basis points from the second quarter and first six months of 1996, respectively, primarily due to increased rates on domestic interest-bearing deposits, the largest component of interest-bearing liabilities. In addition, BAC has shifted the mix of liabilities toward wholesale funding sources, including foreign interest-bearing deposits and domestic purchased funds, which are more costly than traditional core deposits.

                 BAC's net interest income and margin include the results of hedging with certain on- and off-balance sheet financial instruments. Hedging with derivative financial instruments reduced BAC's net interest income results by approximately $15 million in the second quarter and increased approximately $35 million in the first six months of 1997, compared with increases of approximately $15 million and $35 million, respectively, in the corresponding periods of 1996. The effect of the hedging amounts on the net interest margin for both the second quarter and first half of 1997 as well as the comparable periods of 1996 was approximately 5 basis points.

================================================================================

AVERAGE BALANCES, INTEREST, AND AVERAGE RATES

-----------------------------------------------------------------------------------------------------------------------------
                                                           SECOND QUARTER 1997                      SECOND QUARTER 1996
                                                    --------------------------------         --------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                        BALANCE/a/  INTEREST/b/  RATE/b/         BALANCE/a/  INTEREST/b/  RATE/b/
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-bearing deposits in banks                    $  6,627       $  105     6.32%          $  5,472       $   96     7.04%
Federal funds sold                                         631            9     5.58                535            7     5.43
Securities purchased under resale agreements             9,729          180     7.41             11,155          176     6.34
Trading account assets                                  15,273          301     7.90             12,492          247     7.96
Available-for-sale securities/c,d/                      11,277          200     7.10             10,976          214     7.85
Held-to-maturity securities/d/                           3,918           73     7.44              4,395           82     7.41
Domestic loans:
  Consumer-residential first mortgages                  35,872          666     7.42             37,848          705     7.46
  Consumer-residential junior mortgages                 14,997          319     8.54             14,131          301     8.56
  Consumer-credit card                                   8,218          299    14.55              9,100          330    14.52
  Other consumer                                        20,543          498     9.73             17,071          421     9.92
  Commercial and industrial                             34,386          678     7.90             32,665          629     7.75
  Commercial loans secured by real estate               12,551          273     8.70             11,160          251     8.99
  Financial institutions                                 3,201           43     5.38              3,039           32     4.24
  Lease financing                                        2,793           40     5.75              1,983           38     7.72
  Construction and development loans
    secured by real estate                               2,243           78    14.03/f/           3,052           77    10.19
 Loans for purchasing or carrying securities             1,930           44     9.13/g/           1,108           18     6.70
 Agricultural                                            1,514           32     8.50              1,567           34     8.73
 Other                                                   1,448           20     6.11              1,111           22     7.47
                                                      --------       ------                    --------       ------
    Total domestic loans                               139,696        2,990     8.58            133,835        2,858     8.57
Foreign loans                                           27,311          507     7.45             23,718          447     7.58
                                                      --------       ------                    --------       ------
    Total loans/c/                                     167,007        3,497     8.40            157,553        3,305     8.42
                                                      --------       ------                    --------       ------
    Total earning assets                               214,462       $4,365     8.16            202,578       $4,127     8.18
Nonearning assets                                       44,222       ======                      41,974       ======
Less:  Allowance for credit losses                       3,553                                    3,496
                                                      --------                                 --------
      TOTAL ASSETS                                    $255,131                                 $241,056
                                                      ========                                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                         $  5,151       $   21     1.60%          $ 13,212       $   39     1.21%
  Savings                                               11,942           62     2.09             13,075           66     2.04
  Money market                                          36,746          272     2.97             27,942          220     3.16
  Time                                                  30,009          398     5.32             30,130          367     4.89
                                                      --------       ------                    --------       ------
    Total domestic interest-bearing deposits            83,848          753     3.60             84,359          692     3.30
Foreign interest-bearing deposits:
  Banks located in foreign countries                    13,306          195     5.89             13,416          192     5.77
  Governments and official institutions                 11,312          154     5.45              9,798          130     5.31
  Time, savings, and other                              21,172          322     6.09             18,945          293     6.22
                                                      --------       ------                    --------       ------
    Total foreign interest-bearing deposits             45,790          671     5.87             42,159          615     5.86
                                                      --------       ------                    --------       ------
    Total interest-bearing deposits                    129,638        1,424     4.40            126,518        1,307     4.15
Federal funds purchased                                  1,361           19     5.59              1,530           20     5.40
Securities sold under repurchase agreements             10,777          178     6.63             12,061          176     5.88
Other short-term borrowings                             19,275          287     5.98             13,471          208     6.21
Long-term debt                                          14,717          257     7.02             15,175          256     6.79
                                                      --------       ------                    --------       ------
    Total interest-bearing liabilities                 175,768       $2,165     4.94            168,755       $1,967     4.69
Domestic noninterest-bearing deposits                   37,486       ======                      34,182       ======
Foreign noninterest-bearing deposits                     1,870                                    1,612
Other noninterest-bearing liabilities                   18,079                                   16,532
                                                      --------                                 --------
    Total liabilities                                  233,203                                  221,081
Trust preferred securities/e/                            1,873                                        -
Stockholders' equity                                    20,055                                   19,975
                                                      --------                                 --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $255,131                                 $241,056
                                                      ========                                 ========
Interest income as a percentage of average
  earning assets                                                                8.16%                                    8.18%
Interest expense as a percentage of average
  earning assets                                                               (4.05)                                   (3.91)
                                                                               -----                                    -----
    NET INTEREST MARGIN                                                         4.11%                                    4.27%
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

/d/ Refer to the table on page 36 of the Balance Sheet Review section for more detail on available-for-sale and held-to-maturity securities.

/e/ Trust preferred securities represent corporation obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of the corporation.

/f/ Rates reflect a higher level of interest recoveries on nonaccrual loans during the second quarter of 1997 as compared to the second quarter of 1996.

/g/ Rates reflect an increase in fees during the second quarter of 1997 as compared to the second quarter of 1996.

================================================================================

-----------------------------------------------------------------------------------------------------------------------------
                                                                              SIX MONTHS ENDED JUNE 30
                                                    -------------------------------------------------------------------------
                                                                  1997                                     1996
                                                    --------------------------------         --------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                        BALANCE/a/  INTEREST/b/  RATE/b/         BALANCE/a/  INTEREST/b/  RATE/b/
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-bearing deposits in banks                    $  6,348       $  204     6.47%          $  5,735       $  213     7.45%
Federal funds sold                                         611           17     5.45                485           13     5.38
Securities purchased under resale agreements             9,546          334     7.08             10,233          331     6.51
Trading account assets                                  14,315          570     8.03             11,750          464     7.94
Available-for-sale securities/c,d/                      11,436          403     7.07             11,198          428     7.67
Held-to-maturity securities/d/                           4,013          159     7.93              4,503          168     7.46
Domestic loans:
  Consumer-residential first mortgages                  36,474        1,352     7.41             37,354        1,396     7.48
  Consumer-residential junior mortgages                 14,886          628     8.51             13,980          602     8.66
  Consumer-credit card                                   8,308          604    14.55              9,021          664    14.72
  Other consumer                                        20,166          978     9.78             16,748          825     9.91
  Commercial and industrial                             34,134        1,324     7.83             32,768        1,276     7.83
  Commercial loans secured by real estate               12,490          548     8.78             11,075          495     8.94
  Financial institutions                                 3,071           75     4.95              2,912           64     4.40
  Lease financing                                        2,761           78     5.66              1,946           64     6.65
  Construction and development loans
    secured by real estate                               2,255          144    12.91              3,107          158    10.25
Loans for purchasing or carrying securities              1,841           74     8.06              1,173           39     6.71
Agricultural                                             1,538           67     8.73              1,611           71     8.89
Other                                                    1,368           41     6.06              1,160           39     6.70
                                                      --------       ------                     --------       ------
    Total domestic loans                               139,292        5,913     8.53            132,855        5,693     8.60
Foreign loans                                           26,950        1,011     7.56             23,386          911     7.84
                                                      --------       ------                     --------       ------
    Total loans/c/                                     166,242        6,924     8.38            156,241        6,604     8.48
                                                      --------       ------                     --------       ------
    Total earning assets                               212,511       $8,611     8.15            200,145       $8,221     8.24
Nonearning assets                                       44,657       ======                      42,445       ======
Less:  Allowance for credit losses                       3,550                                    3,521
                                                      --------                                 --------
      TOTAL ASSETS                                    $253,618                                 $239,069
                                                      ========                                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                         $  6,140       $   45     1.47%          $ 13,221      $    79     1.21%
  Savings                                               12,050          123     2.05             13,053          133     2.05
  Money market                                          35,677          527     2.98             27,828          437     3.15
  Time                                                  29,992          797     5.36             29,903          738     4.96
                                                      --------       ------                    --------      -------
    Total domestic interest-bearing deposits            83,859        1,492     3.59             84,005        1,387     3.32
Foreign interest-bearing deposits:
  Banks located in foreign countries                    13,198          376     5.74             13,694          408     5.99
  Governments and official institutions                 10,990          291     5.34              8,844          233     5.29
  Time, savings, and other                              21,058          631     6.04             18,791          593     6.35
                                                      --------       ------                    --------      -------
    Total foreign interest-bearing deposits             45,246        1,298     5.78             41,329        1,234     6.00
                                                      --------       ------                    --------      -------
    Total interest-bearing deposits                    129,105        2,790     4.36            125,334        2,621     4.20
Federal funds purchased                                  1,208           32     5.38              1,596           42     5.32
Securities sold under repurchase agreements             10,351          327     6.37             11,440          339     5.97
Other short-term borrowings                             18,636          562     6.09             12,619          386     6.15
Long-term debt                                          15,162          520     6.92             15,309          522     6.86
                                                      --------       ------                    --------      -------
    Total interest-bearing liabilities                 174,462       $4,231     4.89            166,298      $ 3,910     4.73
Domestic noninterest-bearing deposits                   36,914       ======                      33,997      =======
Foreign noninterest-bearing deposits                     1,723                                    1,597
Other noninterest-bearing liabilities                   18,580                                   17,049
                                                      --------                                 --------
    Total liabilities                                  231,679                                  218,941
Trust preferred securities/e/                            1,842                                        -
Stockholders' equity                                    20,097                                   20,128
                                                      --------                                 --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $253,618                                 $239,069
                                                      ========                                 ========
Interest income as a percentage of average
  earning assets                                                                8.15%                                    8.24%
Interest expense as a percentage of average
  earning assets                                                               (4.02)                                   (3.92)
                                                                               -----                                    -----
    NET INTEREST MARGIN                                                         4.13%                                    4.32%
                                                                               =====                                    =====
=============================================================================================================================

================================================================================

NONINTEREST      Noninterest income for the second quarter and first half of
INCOME           1997 was $1,442 million and $2,827 million, respectively,
                 representing increases of $122 million and $233 million, respectively, from the comparable periods last year.
                 Noninterest income included a $50 million pre-tax gain associated with the divestiture of BAC's ITSS business during the first quarter of 1996 and an $82 million pre-tax gain from the sale of a Hong Kong consumer and commercial finance subsidiary during the second quarter of 1996. Excluding these gains, noninterest income would have increased $204 million and $365 million in the second quarter and first half of 1997. The increase reflected growth in fees and commissions, trading income, and other noninterest income.

                 Fees and commissions, the largest component of noninterest income, for the second quarter and first six months of 1997 increased $107 million and $180 million, respectively, from the same periods a year ago, reflecting BAC's continued focus on expanding its fee-generating activities. Revenues earned from retail deposit account fees rose $14 million and $34 million for the second quarter and first half of 1997, respectively, compared with the corresponding periods last year, reflecting increased revenues from service fees and charges associated with deposit accounts, primarily due to an increase in the volume of fee-generating accounts. Other fees and commissions rose $84 million and $139 million for the second quarter and first half of 1997, respectively, from the comparable periods in the prior year. These increases were primarily attributable to increased revenues from loan fees and charges as well as ATM fees. Loan fees and charges are reported net of amortization expense and valuation adjustments on mortgage servicing rights and, commencing the first quarter of 1997, other consumer loan servicing rights, which are recognized in connection with the adoption of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). The increase in loan fees and charges resulted primarily from the impact of the implementation of SFAS No. 125 and higher revenues from late payment and overlimit charges on credit card accounts offset by an increase in the amortization expense and valuation adjustments on servicing rights. The growth in ATM fees is largely attributable to expanded transaction volume as well as surcharges levied on nonbank customers.

                 Trading income for the second quarter and first half of 1997 increased $40 million and $63 million, respectively, from the comparable periods a year ago. The improved performance for the first half of 1997 is largely attributable to BAC's trading activities in foreign exchange and emerging market debt securities in the current quarter and investments in domestic debt securities in the first quarter of 1997. For more information on the functional components of trading income, refer to Note 8 of the Notes to Consolidated Financial Statements on pages 13 through 18.

================================================================================

NONINTEREST INCOME

-----------------------------------------------------------------------------------------------------------
                                                                                           SIX MONTHS ENDED
                                                                SECOND QUARTER                  JUNE 30
                                                                --------------             ----------------
(IN MILLIONS)                                                   1997      1996             1997        1996
-----------------------------------------------------------------------------------------------------------
FEES AND COMMISSIONS
Deposit account fees:
  Retail                                                      $  272    $  258           $  543      $  509
  Commercial                                                      89        88              178         181
Credit card fees:
  Membership                                                       5         7               11          17
  Other                                                           88        83              169         152
Trust fees:
  Corporate and employee benefit                                   2         4                4          13
  Personal and other                                              59        52              114         106
Other fees and commissions:
  Loan fees and charges                                          152        87              286         166
  Off-balance-sheet credit-related instrument fees                75        86              153         173
  Financial services fees                                         56        46               94          88
  Mutual fund and annuity commissions                             26        27               52          52
  Other                                                          108        87              207         174
-----------------------------------------------------------------------------------------------------------
                                                                 932       825            1,811       1,631
-----------------------------------------------------------------------------------------------------------

TRADING INCOME                                                   218       178              406         343
-----------------------------------------------------------------------------------------------------------
OTHER NONINTEREST INCOME
Private equity investment activities                              83       112              182         222
Net gain on sales of loans                                        44        17              103          44
Net gain on sales of subsidiaries and operations                  27        83               40         134
Net gain on available-for-sale securities                         14         4               34          34
Other income                                                     124       101              251         186
-----------------------------------------------------------------------------------------------------------
                                                                 292       317              610         620
-----------------------------------------------------------------------------------------------------------
                                                              $1,442    $1,320           $2,827      $2,594
--------------------------------------------------------------=============================================

                 Other noninterest income totaled $292 million and $610 million in the second quarter and first half of 1997, respectively, representing a decrease of $25 million from the first quarter of last year and $10 million from the first half of 1996. Excluding the ITSS and Hong Kong gains during 1996, other noninterest income would have increased $57 million and $122 million, respectively, compared to the same periods last year. The increase included higher income related to net gain on sales of loans and net gain on sales of subsidiaries and operations. Net gain on sales of loans increased by $27 million and $59 million for the second quarter and first half of 1997, respectively, compared to the same periods in the prior year, largely due to growth in the sale of residential first mortgages in the first half of 1997 and growth in the sale of commercial and industrial loans in the second quarter of 1997. Excluding the ITSS and Hong Kong gains during 1996, net gain on sales of subsidiaries and operations for the second quarter and first six months of 1997 would have increased $26 million and $38 million, respectively, from the comparable periods last year, primarily reflecting net gains from the previously announced Texas branch divestitures.

================================================================================

NONINTEREST      Noninterest expense for the second quarter and the first half
EXPENSE          of 1997 increased $50 million and $70 million, respectively, from the corresponding periods in 1996 and included expenses associated with trust preferred securities of $36 million and $71 million, respectively. Excluding the trust preferred securities expense, noninterest expense would have been $2,011 million for the second quarter of 1997, an increase of $14 million, or less than 1 percent, from the comparable quarter in 1996. The rise mainly reflects a modest increase in personnel expense which was partially offset by a decrease in occupancy, equipment, amortization, and other noninterest expense. In the first half of 1997, excluding the trust preferred securities expense, noninterest expense would have been $4,009 million, a decline of $1 million from the comparable period in 1996. The decrease is primarily due to lower other noninterest expense which is partially offset by increases in personnel and total occupancy and equipment expenses.

                 Personnel expense, the largest component of noninterest expense, was $1,062 million and $2,090 million in the second quarter and first half of 1997, respectively, up $35 million and $40 million, respectively, from the comparable periods in 1996, primarily due to variable pay. BAC's staff level on a full-time-equivalent (FTE) basis was approximately 77,400 at June 30, 1997, down from approximately 78,300 at June 30, 1996. FTE is a measurement equal to one full-time employee working a standard day. BAC had approximately 91,000 employees, both full-time and part-time, at June 30, 1997, down from approximately 93,200 at June 30, 1996.

                 Other noninterest expense was $629 million and $1,266 million in the second quarter and first six months of 1997, respectively. Excluding the trust preferred securities expense, other noninterest expense would have been $593 million in the second quarter of 1997, a decrease of $16 million over the same quarter last year, and $1,195 million in the first half of 1997, down $51 million over the comparable period in 1996. The decrease was mainly due to lower miscellaneous expenses in the second quarter and first half of 1997 as well as a decline in advertising expenditures in the first half of 1997 compared to the corresponding periods in the prior year.

                 BAC's noninterest expense for the second quarter of 1997 and for several preceding quarters has included charges incurred in connection with making its computer systems year 2000 compliant. BAC expects to continue incurring charges related to this project through the year 2000, however, none of these costs are expected to materially impact its results of operations in any one period. In addition, a significant portion of these costs are not expected to be incremental to BAC but instead are likely to constitute a reassignment of existing internal systems technology resources.

================================================================================

NONINTEREST EXPENSE

--------------------------------------------------------------------------------
                                                                SIX MONTHS ENDED
                                       SECOND QUARTER               JUNE 30
                                      ----------------         -----------------
(IN MILLIONS)                           1997     1996              1997     1996
--------------------------------------------------------------------------------
PERSONNEL
Salaries                             $   873  $   814           $ 1,712  $ 1,635
Employee benefits                        189      213               378      415
--------------------------------------------------------------------------------
                                       1,062    1,027             2,090    2,050
--------------------------------------------------------------------------------
OCCUPANCY AND EQUIPMENT
Occupancy                                183      186               369      376
Equipment                                173      175               355      338
--------------------------------------------------------------------------------
                                         356      361               724      714
--------------------------------------------------------------------------------
OTHER NONINTEREST EXPENSE
Communications                            96       90               189      182
Amortization of intangibles               89       93               180      188
Professional services                     82       80               157      161
Regulatory fees and related expenses      10       13                20       26
Other expense                            352      333               720      689
--------------------------------------------------------------------------------
                                         629      609             1,266    1,246
--------------------------------------------------------------------------------
                                     $ 2,047  $ 1,997           $ 4,080  $ 4,010
-------------------------------------===========================================
Full-time-equivalent staff at
 period end                           77,400   78,300
Employees at period end               91,000   93,200
--------------------------------------------------------------------------------

INCOME           The provision for income taxes was $540 million and $509
TAXES            million for the quarters ended June 30, 1997 and 1996,
                 respectively, reflecting forecasted annual effective income tax rates of 40.3 percent and 41.3 percent, respectively.

                 For further information concerning BAC's provision for federal, state, and foreign income taxes for the most recent five quarters, refer to Note 6 of the Notes to Consolidated Financial Statements on page 12.

BALANCE SHEET REVIEW
================================================================================

                 Interest-earning assets totaled $216 billion at June 30, 1997, up $9 billion, or 4 percent, from year-end 1996. Growth in interest-earning assets, primarily loans, trading account assets, and interest-bearing deposits in banks, was funded primarily by increases in other short-term borrowings and foreign interest-bearing deposits.

                 Total deposits at June 30, 1997 increased $5.2 billion from December 31, 1996. The growth was primarily attributable to a $3.9 billion increase in foreign interest-bearing deposits that resulted from BAC's continued participation in selected global markets.

                 In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125. The FASB subsequently amended SFAS No. 125 in December 1996. As amended, SFAS No. 125 applies to securities lending, repurchase agreements, dollar rolls, and other similar secured financing transactions occurring after December 31, 1997 and to all other transfers and servicing of financial assets occurring after December 31, 1996. The adoption of SFAS No. 125 did not and is not expected to have a material effect on BAC's financial position or results of operations.

================================================================================

CREDIT CARD      BAC securitized and sold $2,221 million in credit card
SECURITIZATION   receivables since mid-1996. The securitizations affect, among other things, the manner and time period in which revenue is reported in the statement of operations. The amounts that would otherwise be included in net interest revenue are instead included in noninterest income as fees and commissions, net of any credit losses on the securitized portion of the credit card portfolio.

                 The table below shows the impact of the securitization of credit card receivables on BAC's results of operations and financial position as of June 30, 1997. The table includes the effects of the adoption of SFAS No. 125, which requires the recognition of gains and amortized cost resulting from the securitization transactions.

--------------------------------------------------------------------------------

IMPACT OF CREDIT CARD SECURITIZATION

------------------------------------------------------------------------------------------------------------

                                                                      SIX MONTHS ENDED JUNE 30, 1997/a/
                                                                --------------------------------------------
                                                                        BEFORE
                                                                   CREDIT CARD       CREDIT CARD
(DOLLAR AMOUNTS IN MILLIONS)                                    SECURITIZATION    SECURITIZATION    REPORTED
------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                                                   $  4,443        $      (75)   $  4,368
Credit card fees                                                           193               (13)        180
Other noninterest income                                                 2,573                74/b/    2,647
------------------------------------------------------------------------------------------------------------
  Total revenue                                                          7,209               (14)      7,195
Noninterest expense                                                      4,080                 -       4,080
------------------------------------------------------------------------------------------------------------
  Income before provision for credit
    losses and income taxes                                              3,129               (14)      3,115
Provision for credit losses                                                518               (48)/c/     470
------------------------------------------------------------------------------------------------------------
  Income before income taxes                                          $  2,611        $       34    $  2,645
----------------------------------------------------------------------======================================
NET INTEREST MARGIN                                                       4.17%            (0.04)%      4.13%
------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END
Credit card loans outstanding                                         $  9,845        $   (2,221)   $  7,624
Total assets                                                           260,584            (2,221)    258,363
------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
Credit card loans                                                        9,837            (1,529)      8,308
Earning assets                                                         214,040            (1,529)    212,511
Total assets                                                           255,147            (1,529)    253,618
------------------------------------------------------------------------------------------------------------
NET CREDIT LOSSES - CREDIT CARD PORTFOLIO                                  287               (48)        239
------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Annualized ratio of net credit losses on credit card loans
  to average credit card loans outstanding                                5.90%            (0.08)%      5.82%
Delinquent credit card loan ratio/d/                                      2.71             (0.04)       2.67
============================================================================================================

/a/ Includes the impact of credit card securitization transactions since mid-
    1996. There were credit card securitizations of $750 million during the second quarter of 1997 and $1,471 million during the last half of 1996.

/b/ Includes $34 million gain, net of amortized cost, associated with the continued application of SFAS No. 125.

/c/ Represents the investors' share of charge-offs.

/d/ 60 days or more past due.

==============================================================================================

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES - AVERAGE BALANCES,
INTEREST, AND AVERAGE RATES

----------------------------------------------------------------------------------------------

                                                       SECOND QUARTER 1997
                                    ----------------------------------------------------------
                                                                                          RATE
                                                                          RATE        BASED ON
                                                                      BASED ON       AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)        BALANCE/a/   INTEREST/b/     FAIR VALUE/b/         COST/b/
----------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other
  government agency securities         $ 1,533          $ 26              6.77%           6.61%
Mortgage-backed securities               6,415           112              6.97            6.91
Other domestic securities                  870            13              5.94            6.53
Foreign securities                       2,459/c/         49              8.06/d/         7.68/d/
----------------------------------------------------------------------------------------------
                                       $11,277          $200              7.10%           7.02%
---------------------------------------=======================================================

                                                       SECOND QUARTER 1996
                                    ----------------------------------------------------------
                                                                                          RATE
                                                                          RATE        BASED ON
                                                                      BASED ON       AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)        BALANCE/a/   INTEREST/b/     FAIR VALUE/b/         COST/b/
----------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other
  government agency securities         $ 1,417          $ 24              6.90%           6.83%
Mortgage-backed securities               6,108           104              6.82            6.77
Other domestic securities                  744            11              5.93            7.00
Foreign securities                       2,707/c/         75             11.20/d/        10.55/d/
----------------------------------------------------------------------------------------------
                                       $10,976          $214              7.85%           7.77%
---------------------------------------=======================================================

                                            SECOND QUARTER 1997                   SECOND QUARTER 1996
                                   -----------------------------------    ----------------------------------
(DOLLAR AMOUNTS IN MILLIONS)       BALANCE/a/   INTEREST/b/    RATE/b/    BALANCE/a/   INTEREST/b/   RATE/b/
------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other
  government agency securities         $   10           $ -/e/    5.87%       $   26           $ 1      5.74%
Mortgage-backed securities              2,062            39       7.49         2,343            45      7.57
State, county, and municipal
  securities                              384             7       7.52           421             8      7.84
Other domestic securities                  54             1       6.86           123             2      7.54
Foreign securities                      1,408            26       7.34         1,482            26      7.06
------------------------------------------------------------------------------------------------------------
                                       $3,918           $73       7.44%       $4,395           $82      7.41%
---------------------------------------=====================================================================

                                                     SIX MONTHS ENDED JUNE 30
                                    ----------------------------------------------------------
                                                               1997
                                    ----------------------------------------------------------
                                                                                          RATE
                                                                          RATE        BASED ON
                                                                      BASED ON       AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)        BALANCE/a/   INTEREST/b/     FAIR VALUE/b/         COST/b/
----------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other
  government agency securities         $ 1,435          $ 48              6.70%           6.58%
Mortgage-backed securities               6,476           222              6.85            6.83
Other domestic securities                  903            26              5.83            6.53
Foreign securities                       2,622/c/        107              8.23/d/         7.90/d/
----------------------------------------------------------------------------------------------
                                       $11,436          $403              7.07%           7.03%
---------------------------------------=======================================================

                                                     SIX MONTHS ENDED JUNE 30
                                    ----------------------------------------------------------
                                                               1996
                                    ----------------------------------------------------------
                                                                                          RATE
                                                                          RATE        BASED ON
                                                                      BASED ON       AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)        BALANCE/a/   INTEREST/b/     FAIR VALUE/b/         COST/b/
----------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other
  government agency securities         $ 1,427          $ 48              6.73%           6.75%
Mortgage-backed securities               6,328           214              6.77            6.78
Other domestic securities                  733            21              5.76            6.75
Foreign securities                       2,710/c/        145             10.81/d/        10.15/d/
----------------------------------------------------------------------------------------------
                                       $11,198          $428              7.67%           7.64%
---------------------------------------=======================================================

                                                            SIX MONTHS ENDED JUNE 30
                                   -------------------------------------------------------------------------
                                                   1997                                  1996
                                   -----------------------------------    ----------------------------------
(DOLLAR AMOUNTS IN MILLIONS)       BALANCE/a/   INTEREST/b/    RATE/b/    BALANCE/a/   INTEREST/b/   RATE/b/
------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other
  government agency securities         $   12          $  1       5.99%       $   49          $  1      4.91%
Mortgage-backed securities              2,095            78       7.47         2,390            91      7.60
State, county, and municipal
  securities                              388            15       7.48           427            17      7.70
Other domestic securities                  55             2       6.84           135             5      7.45
Foreign securities                      1,463            63       8.74         1,502            54      7.25
------------------------------------------------------------------------------------------------------------
                                       $4,013          $159       7.93%       $4,503          $168      7.46%
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

/d/ Rates reflect lower levels of interest received on nonaccrual debt-restructuring par bonds in the second quarter of 1997 compared to the second quarter of 1996.

/e/ Amount rounds to less than $0.5 million.

CREDIT RISK MANAGEMENT
================================================================================

LOAN PORTFOLIO       Total loans at June 30, 1997 were up $3.4 billion, or 2
MANAGEMENT           percent, from year-end 1996. This growth was primarily in
                     the domestic commercial and foreign portfolios.

--------------------------------------------------------------------------------

LOAN OUTSTANDINGS

------------------------------------------------------------------------------------------------------

                                                          1997                       1996
                                                  -------------------   ------------------------------
(IN MILLIONS)                                      JUNE 30   MARCH 31    DEC. 31   SEPT. 30    JUNE 30
------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                     $ 35,709   $ 35,881   $ 37,459   $ 37,445   $ 38,012
  Residential junior mortgages                      15,154     14,857     14,743     14,525     14,386
  Other installment                                 18,410     17,863     16,979     15,998     15,057
  Credit card                                        7,624/a/   8,365/a/   8,707/a/   9,021/a/   9,342
  Other individual lines of credit                   1,961      1,939      1,948      1,845      1,824
  Other                                                413        391        401        303        307
------------------------------------------------------------------------------------------------------
                                                    79,271     79,296     80,237     79,137     78,928
Commercial:
  Commercial and industrial                         34,266     34,554     33,404     33,076     33,097
  Loans secured by real estate                      12,669     12,445     12,488     12,062     11,410
  Financial institutions                             2,947      3,232      3,109      2,537      3,075
  Lease financing                                    2,809      2,790      2,542      2,682      2,019
  Construction and development loans
    secured by real estate                           2,262      2,261      2,252      2,530      2,896
  Loans for purchasing or carrying securities        2,616      2,447      1,941      1,328      1,399
  Agricultural                                       1,560      1,475      1,696      1,561      1,581
  Other                                              1,738      1,450      1,270      1,253      1,146
------------------------------------------------------------------------------------------------------
                                                    60,867     60,654     58,702     57,029     56,623
------------------------------------------------------------------------------------------------------
                                                   140,138    139,950    138,939    136,166    135,551

FOREIGN
Commercial and industrial                           17,762     17,540     16,394     16,257     15,958
Banks and other financial institutions               4,818      3,526      3,958      3,480      4,077
Governments and official institutions                  851      1,008        970        943      1,015
Other                                                5,237      5,314      5,154      4,987      4,039
------------------------------------------------------------------------------------------------------
                                                    28,668     27,388     26,476     25,667     25,089
------------------------------------------------------------------------------------------------------
    TOTAL LOANS                                    168,806    167,338    165,415    161,833    160,640
Less:  Allowance for credit losses                   3,563      3,538      3,523      3,511      3,495
------------------------------------------------------------------------------------------------------
                                                  $165,243   $163,800   $161,892   $158,322   $157,145
--------------------------------------------------====================================================

/a/ Excludes outstanding securitized credit card receivables of $2,221 million at June 30, 1997, $1,471 million at March 31, 1997 and December 31, 1996, and $500 million at September 30, 1996. There was a $750 million credit card securitization during the second quarter of 1997 and $1,471 million during the last half of 1996.

================================================================================================================

                 Domestic Consumer Loans -- During the six months ended June 30,
                 1997, domestic consumer loans decreased by $1 billion, or 1 percent, primarily due to the sale of $5.1 billion of residential first mortgages. Residential first mortgages continued to grow, but was more than offset by the sale of mortgages from the portfolio, resulting in a net decrease of $1.8 billion in this portfolio. In addition, other installment loans increased $1.4 billion due to continued growth in manufactured housing in the 13 states in the southeastern region of the U.S. and auto loans and leases in California, reflecting strong customer demand in these loan categories.

================================================================================================================

DOMESTIC CONSUMER LOANS BY GEOGRAPHIC AREA AND LOAN TYPE AS OF JUNE 30, 1997
----------------------------------------------------------------------------------------------------------------


                             RESIDENTIAL   RESIDENTIAL
                                   FIRST        JUNIOR   MANUFACTURED      CREDIT                OTHER      TOTAL
(IN MILLIONS)                  MORTGAGES     MORTGAGES        HOUSING        CARD     AUTO    CONSUMER   CONSUMER
-----------------------------------------------------------------------------------------------------------------
California                       $25,521       $10,080         $1,000      $3,037   $2,829      $2,292    $44,759
Washington                         1,400         2,011            355       1,211    1,533         572      7,082
Arizona                              964           886            260         280      576         151      3,117
Texas                                804           123            702         344      793         270      3,036
Oregon                               969           537            153         231      275          90      2,255
Other/a/                           6,051         1,517          6,539       2,521    1,027       1,367     19,022
-----------------------------------------------------------------------------------------------------------------
                                 $35,709       $15,154         $9,009      $7,624   $7,033      $4,742    $79,271
----------------------------------===============================================================================

/a/ No other state individually exceeded 2 percent of total domestic consumer loans.
                 Delinquent domestic consumer loans that are 60 days or more past due totaled $811 million at June 30, 1997, a decrease of $63 million from the December 31, 1996 level. The decrease reflected lower levels of delinquencies, primarily in residential first mortgages.

==================================================================================================================

DOMESTIC CONSUMER LOAN DELINQUENCY INFORMATION/a/
------------------------------------------------------------------------------------------------------------------


                                                                       1997                       1996
                                                                -------------------  -----------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                    JUNE 30    MARCH 31  DEC. 31    SEPT. 30   JUNE 30
------------------------------------------------------------------------------------------------------------------
DELINQUENT CONSUMER LOANS
Residential first mortgages                                        $422        $463     $477        $518      $535
Residential junior mortgages                                         59          61       62          64        70
Credit card                                                         204         216      206         207       204
Other                                                               126         122      129         113        96
------------------------------------------------------------------------------------------------------------------
                                                                   $811        $862     $874        $902      $905
-------------------------------------------------------------------===============================================
DELINQUENT CONSUMER LOAN RATIOS/b/
Residential first mortgages                                        1.18%       1.29%    1.27%       1.38%     1.41%
Residential junior mortgages                                       0.39        0.41     0.42        0.44      0.48
Credit card                                                        2.67        2.58     2.36        2.29      2.19
Other                                                              0.61        0.60     0.67        0.63      0.56
Total                                                              1.02        1.09     1.09        1.14      1.15
-------------------------------------------------------------------------------------------------------------------

/a/ 60 days or more past due.

/b/ Ratios represent delinquent balances expressed as a percentage of total loans for that loan category.

===============================================================================================================

                 Domestic Commercial Loans  -- Domestic commercial loans
                 increased $2.2 billion, or 3.7 percent, during the six months ended June 30, 1997, reflecting growth in most commercial loan categories. Commercial and industrial loans increased $0.9 billion, loans for purchasing or carrying securities increased
                 $0.7 billion, and lease financing increased $0.3 billion. The growth in commercial and industrial loans primarily reflected
                 BAC's efforts to diversify its market share as well as
                 increased loan demand from large corporate and middle market borrowers in various industries throughout the United States.
===============================================================================================================
DOMESTIC COMMERCIAL LOANS SECURED BY REAL ESTATE BY GEOGRAPHIC AREA AND PROJECT
TYPE AT JUNE 30, 1997
---------------------------------------------------------------------------------------------------------------

                                                      LIGHT             APARTMENT &
(IN MILLIONS)                            OFFICE    INDUSTRY    RETAIL   CONDOMINIUM    HOTEL    OTHER     TOTAL
---------------------------------------------------------------------------------------------------------------
California                               $1,552      $1,403    $1,398        $  993     $150   $  786   $ 6,282
Washington                                  523         511       372           402      153      564     2,525
Nevada                                      171          82       142           238      105      205       943
Arizona                                      85          60       103           113       46      112       519
Oregon                                       64          81        82           183       14       56       480
Illinois                                     56          42        29            92        -       47       266
Texas                                        22          52        12           120        -       55       261
Other/a/                                    506         230       207           145      135      170     1,393
---------------------------------------------------------------------------------------------------------------
                                         $2,979      $2,461    $2,345        $2,286     $603   $1,995   $12,669
-----------------------------------------======================================================================

/a/ No other state individually exceeded 2 percent of total domestic commercial loans secured by real estate

============================================================================================================
DOMESTIC CONSTRUCTION AND DEVELOPMENT LOANS BY GEOGRAPHIC AREA AND PROJECT TYPE
AT JUNE 30, 1997
------------------------------------------------------------------------------------------------------------

                                                    APARTMENT &               LIGHT
(IN MILLIONS)                SUBDIVISION   RETAIL   CONDOMINIUM   OFFICE   INDUSTRY   HOTEL   OTHER    TOTAL
------------------------------------------------------------------------------------------------------------
California                          $210     $183          $ 92     $ 78       $ 51    $ 18    $ 53   $  685
Washington                           216       40            77       68         18      22      58      499
Nevada                                85       31            63       30         44      54      32      339
Arizona                               49       11            43        7         15       1      23      149
Texas                                 31       22            44        1         16       1       4      119
Oregon                                 9       30            37        9          6       3      11      105
Florida                                -       81             -        -          1       -       -       82
Illinois                               8       13            28       10          5       -       2       66
New York                               -       10             -        -          -       -      40       50
Other/a/                              27       46            57        4         13       5      16      168
------------------------------------------------------------------------------------------------------------
                                    $635     $467          $441     $207       $169    $104    $239   $2,262
 -----------------------------------========================================================================

/a/ No other state individually exceeded 2 percent of total domestic construction and development loans.

================================================================================

                 Foreign Loans -- BAC has expanded its lending activities in the
                 Pacific Rim as well as in selected countries in Latin America.
                 As a result, total foreign loans increased $2.2 billion, or 8 percent, between year-end 1996 and June 30, 1997, primarily reflected in an increase in commercial and industrial loans of
                 $1.4 billion and an increase in loans to banks and other
                 financial institutions of $0.9 billion.
--------------------------------------------------------------------------------
EMERGING         In connection with its effort to maintain a diversified
MARKET EXPOSURE  portfolio, BAC limits its exposure to any one country. In particular, BAC monitors its exposure to economies that are considered to be emerging markets. As indicated in the table below, at June 30, 1997, BAC's emerging market exposure totaled
                 $13.6 billion, or 5 percent of total assets, compared to $12.1 billion, or 5 percent, at year-end 1996. This exposure
                 represents loans, restructured debt, which is included in the securities portfolios, and other monetary assets. BAC's
                 investments in emerging markets are predominantly concentrated in Latin America and Asia. As developing countries in these areas improve their economic performance, business environment, infrastructure, and regional trade capabilities, BAC may
                 selectively expand its investment in these regions.
================================================================================
EMERGING MARKET EXPOSURE
--------------------------------------------------------------------------------

                                                                    JUNE 30, 1997
                              -------------------------------------------------------------
                                        LOANS              AVAILABLE-FOR-SALE SECURITIES/a/
                              -------------------------   ---------------------------------
                                             MEDIUM AND
(IN MILLIONS)      TOTAL/c/   SHORT-TERM      LONG-TERM   COLLATERALIZED   UNCOLLATERALIZED
-------------------------------------------------------------------------------------------
Mexico              $ 2,956       $  549         $  725/d/          $362                $19
Brazil                1,941          608            146                -                  7
India                 1,512          224            247                -                  -
Chile                 1,197          186            520                -                  -
Argentina             1,164          301             97                -                 11
Philippines             986          166             30               22                 32
China                   691          397             54                -                  -
Indonesia               656          171            212                -                  -
Columbia                638          209            294                -                  -
Russia                  495            4              5                -                  -
Venezuela               404           30              -                -                  -
Pakistan                329           18              7                -                  -
Other/e/                673          143            151               87                  -
-------------------------------------------------------------------------------------------
                    $13,642       $3,006/f/      $2,488/f/          $471                $69
--------------------=======================================================================


                     HELD-TO-MATURITY SECURITIES/a/                  OTHER/b/
                     ------------------------------          -------------------------
                                                                            MEDIUM AND
                    COLLATERALIZED   UNCOLLATERALIZED        SHORT-TERM      LONG-TERM
--------------------------------------------------------------------------------------
Mexico                      $  754               $190            $  264           $ 93
Brazil                           -                 11             1,136             33
India                            -                  -             1,036              5
Chile                            -                  -               421             70
Argentina                        -                 22               707             26
Philippines                      -                  -               714             22
China                            -                  -               228             12
Indonesia                        -                  -               273              -
Columbia                         -                  1               134              -
Russia                           -                  -               486              -
Venezuela                      288                 23                45             18
Pakistan                         -                  -               304              -
Other/e/                         -                  -               285              7
--------------------------------------------------------------------------------------
                            $1,042/g/            $247/g/         $6,033           $286
----------------------------==========================================================


/a/ Represents medium- and long-term exposure.

/b/ Includes the following assets, primarily in U.S. dollars, with borrowers or customers in a foreign country: accrued interest receivable, acceptances, interest-bearing deposits with other banks, trading account assets, other interest-earning investments, and other monetary assets.

/c/ Excludes local currency outstandings that were funded by local currency borrowings as follows: $62 million for Mexico, $33 million for Brazil, $533 million for India, $179 million for Chile, $1 million for Argentina, $57 million for the Philippines, $37 million for Indonesia, $32 million for Venezuela, and $55 million for Pakistan.

/d/ Includes a $30 million loan that is collateralized by zero-coupon U.S.
    Treasury securities.

/e/ No other country individually exceeded 2 percent of total emerging market exposure.

/f/ Total loans include nonaccrual loans of $7 million.

/g/ Total fair value of held-to-maturity securities was approximately $1 billion.

================================================================================

ALLOWANCE FOR    The allowance for credit losses at June 30, 1997 was $3,563
CREDIT LOSSES    million, or 2.11 percent of loans outstanding, compared with
                 $3,523 million, or 2.13 percent, at December 31, 1996. The ratio of the allowance for credit losses to total nonaccrual assets was 414 percent at June 30, 1997, up from 315 percent at December 31, 1996.

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

================================================================================
COMPOSITION OF ALLOWANCE FOR CREDIT LOSSES
--------------------------------------------------------------------------------

                                                       1997                               1996
                                               ---------------------        ---------------------------------
(IN MILLIONS)                                  JUNE 30      MARCH 31        DEC. 31     SEPT. 30      JUNE 30
-------------------------------------------------------------------------------------------------------------
Special mention and classified:
  Historical loss experience component          $  316        $  334         $  349       $  393       $  406
  Credit management allocated component            370           404            426          375          398
-------------------------------------------------------------------------------------------------------------
    Total special mention and classified           686           738            775          768          804
Other:
  Domestic consumer                              1,523         1,475          1,414        1,366        1,333
  Domestic commercial                              262           240            252          255          240
  Foreign                                          310           309            300          288          283
-------------------------------------------------------------------------------------------------------------
    Total allocated                              2,781         2,762          2,741        2,677        2,660
Unallocated                                        782           776            782          834          835
-------------------------------------------------------------------------------------------------------------
                                                $3,563        $3,538         $3,523       $3,511       $3,495
------------------------------------------------=============================================================

                 Total net credit losses for the second quarter and first six months of 1997 decreased $22 million and $57 million, respectively, from the same periods a year ago. Domestic commercial net credit losses decreased $51 million and $116 million from the 1996 amounts, primarily in the construction and development portfolio and the financial institutions portfolio. In addition, domestic commercial charge-offs decreased $149 million from the first six months a year ago. Domestic consumer net credit losses increased $17 million and $39 million from the 1996 amounts due to growth in the consumer portfolio, primarily in the credit card and other installment categories. In the foreign portfolio, net credit losses increased $12 million and $20 million for the second quarter and first half of 1997, respectively.

=================================================================================================================================

QUARTERLY CREDIT LOSS EXPERIENCE
---------------------------------------------------------------------------------------------------------------------------------
                                                                   1997                                   1996
                                                         -----------------------      ------------------------------------------
                                                          SECOND           FIRST          FOURTH           THIRD          SECOND
(DOLLAR AMOUNTS IN MILLIONS)                             QUARTER         QUARTER         QUARTER         QUARTER         QUARTER
--------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period                             $ 3,538         $ 3,523         $ 3,511         $ 3,495         $ 3,496
CREDIT LOSSES
Domestic consumer:
  Residential first mortgages                                  7               7               7              12              12
  Residential junior mortgages                                13              13              17              17              16
  Credit card                                                134             124             114             119             117
  Other installment                                           85             104             108              90              81
  Other individual lines of credit                            22              21              20              20              20
  Other                                                        5               5               4               4               3
Domestic commercial:
  Commercial and industrial                                   24              16              20              20              50
  Loans secured by real estate                                 2               1               3               5               2
  Financial institutions                                       -               -               -               -              23
  Lease financing                                              -               -               -               1               -
  Construction and development loans secured by real
    estate                                                     -               1               2              17              16
  Loans for purchasing or carrying securities                  -               -               -               -               -
  Agricultural                                                 -               -               2               -               1
Foreign                                                        9               2              15              18               2
--------------------------------------------------------------------------------------------------------------------------------
    Total credit losses                                      301             294             312             323             343

CREDIT LOSS RECOVERIES
Domestic consumer:
  Residential first mortgages                                  -               -               -               1               -
  Residential junior mortgages                                 5               4               5               4               4
  Credit card                                                 10               9              10               8               9
  Other installment                                           36              45              44              48              38
  Other individual lines of credit                             2               2               3               2               2
  Other                                                        1               1               -               1               1
Domestic commercial:
  Commercial and industrial                                    5              16              20              11              21
  Loans secured by real estate                                 2               2               6               3               2
  Financial institutions                                       -               -               -               -               -
  Lease financing                                              -               1               -               1               1
  Construction and development loans secured by real
    estate                                                     8               3               1               1               3
  Loans for purchasing or carrying securities                  -               -               -               -               1
  Agricultural                                                 1               1               1               -               3
Foreign                                                        7               6              15              17              12
--------------------------------------------------------------------------------------------------------------------------------
    Total credit loss recoveries                              77              90             105              97              97
--------------------------------------------------------------------------------------------------------------------------------
      Total net credit losses                                224             204             207             226             246

Provision for credit losses                                  250             220             220             235             250
Other net additions (deductions)                              (1)             (1)             (1)              7              (5)
--------------------------------------------------------------------------------------------------------------------------------
        BALANCE, END OF PERIOD                           $ 3,563         $ 3,538         $ 3,523         $ 3,511         $ 3,495
---------------------------------------------------------=======================================================================

ANNUALIZED RATIO OF NET CREDIT LOSSES (RECOVERIES)
  TO AVERAGE LOAN OUTSTANDINGS
Domestic consumer:
  Residential first mortgages                               0.08%           0.08%           0.07%           0.12%           0.13%
  Residential junior mortgages                              0.23            0.27            0.35            0.35            0.33
  Credit card                                               6.07            5.57            4.95            4.95            4.76
  Other installment                                         1.08            1.36            1.54            1.08            1.16
  Other individual lines of credit                          3.98            3.89            3.67            3.81            3.91
  Other                                                     3.64            3.91            3.58            3.28            3.46
Domestic commercial:
  Commercial and industrial                                 0.23               -               -            0.11            0.34
  Loans secured by real estate                             (0.01)          (0.05)          (0.04)           0.07               -
  Financial institutions                                       -               -               -               -            2.93
  Lease financing                                              -           (0.09)              -               -           (0.18)
  Construction and development loans secured by real
    estate                                                 (1.47)          (0.38)           0.24            2.34            1.80
  Loans for purchasing or carrying securities                  -               -               -               -           (0.27)
  Agricultural                                             (0.12)          (0.28)           0.03               -           (0.19)
    Total domestic                                          0.64            0.61            0.60            0.66            0.77
Foreign                                                     0.04           (0.06)              -            0.01           (0.17)
  TOTAL                                                     0.54            0.50            0.51            0.56            0.63

RATIO OF ALLOWANCE TO LOANS AT QUARTER END                  2.11            2.11            2.13            2.17            2.18
EARNINGS COVERAGE OF NET CREDIT LOSSES/a/                   7.08x           7.49X           6.65X           6.15x           6.03X
------------------------------------------------------------====================================================================


---------------------------------------------------------------------------------
                                                             SIX MONTHS ENDED
                                                                  JUNE 30
                                                         ------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                1997            1996
---------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period                             $ 3,523         $ 3,554
CREDIT LOSSES
Domestic consumer:
  Residential first mortgages                                 14              23
  Residential junior mortgages                                26              36
  Credit card                                                258             230
  Other installment                                          189             156
  Other individual lines of credit                            43              39
  Other                                                       10               7
Domestic commercial:
  Commercial and industrial                                   40              90
  Loans secured by real estate                                 3              14
  Financial institutions                                       -              46
  Lease financing                                              -               -
  Construction and development loans secured by real
    estate                                                     1              42
  Loans for purchasing or carrying securities                  -               -
  Agricultural                                                 -               1
Foreign                                                       11               6
---------------------------------------------------------------------------------
    Total credit losses                                      595             690

CREDIT LOSS RECOVERIES
Domestic consumer:
  Residential first mortgages                                  -               -
  Residential junior mortgages                                 9               8
  Credit card                                                 19              19
  Other installment                                           81              71
  Other individual lines of credit                             4               5
  Other                                                        2               2
Domestic commercial:
  Commercial and industrial                                   21              49
  Loans secured by real estate                                 4               6
  Financial institutions                                       -               2
  Lease financing                                              1               2
  Construction and development loans secured by real
    estate                                                    11               9
  Loans for purchasing or carrying securities                  -               1
  Agricultural                                                 2               3
Foreign                                                       13              28
---------------------------------------------------------------------------------
    Total credit loss recoveries                             167             205
---------------------------------------------------------------------------------
      Total net credit losses                                428             485

Provision for credit losses                                  470             430
Other net additions (deductions)                              (2)             (4)
---------------------------------------------------------------------------------
        BALANCE, END OF PERIOD                           $ 3,563         $ 3,495
---------------------------------------------------------========================

ANNUALIZED RATIO OF NET CREDIT LOSSES (RECOVERIES)
  TO AVERAGE LOAN OUTSTANDINGS
Domestic consumer:
  Residential first mortgages                               0.08%           0.12%
  Residential junior mortgages                              0.25            0.40
  Credit card                                               5.82            4.69
  Other installment                                         1.22            1.17
  Other individual lines of credit                          3.94            3.75
  Other                                                     3.77            3.68
Domestic commercial:
  Commercial and industrial                                 0.11            0.25
  Loans secured by real estate                             (0.03)           0.15
  Financial institutions                                       -            3.06
  Lease financing                                          (0.05)          (0.17)
  Construction and development loans secured by real
    estate                                                 (0.93)           2.13
  Loans for purchasing or carrying securities                  -           (0.13)
  Agricultural                                             (0.20)          (0.24)
    Total domestic                                          0.62            0.77
Foreign                                                    (0.01)          (0.19)
  TOTAL                                                     0.52            0.62

RATIO OF ALLOWANCE TO LOANS AT QUARTER END                  2.11            2.18
EARNINGS COVERAGE OF NET CREDIT LOSSES/a/                   7.28x           5.96X
------------------------------------------------------------=====================

/a/ Earnings coverage of net credit losses is calculated as income before income taxes plus the provision for credit losses as a multiple of net credit losses.

================================================================================

NONPERFORMING    Total nonaccrual assets decreased $257 million, or 23 percent,
ASSETS           between year-end 1996 and June 30, 1997 to the lowest level in sixteen years. This decrease reflected improvements in all but the lease financing segment of the loan portfolio, particularly in commercial loans secured by real estate and in commercial and industrial loans. These improvements resulted primarily from full or partial payments, sales of nonaccrual loans, and the restoration of nonaccrual loans to accrual status. The decrease in nonaccruals also reflects lower levels of loans that were placed on nonaccrual status.

                 BAC's nonperforming asset ratios reflected improvement in the credit quality of its portfolios during the first six months of 1997. At June 30, 1997, the ratio of nonaccrual loans to total loans was 0.51 percent, down from 0.66 percent at December 31, 1996. In addition, the ratio of nonperforming assets (comprised of nonaccrual assets and other real estate owned) to total assets declined 16 basis points from year-end 1996 to 0.43 percent at June 30, 1997.

                 For further information concerning nonaccrual assets, refer to the tables below and on pages 44 and 45.

================================================================================
ANALYSIS OF CHANGE IN NONACCRUAL ASSETS
--------------------------------------------------------------------------------

                                               1997                       1996
                                        ------------------    -----------------------------
                                         SECOND      FIRST     FOURTH      THIRD     SECOND
(IN MILLIONS)                           QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
-------------------------------------------------------------------------------------------
Balance, beginning of quarter            $1,030     $1,118     $1,119     $1,488     $1,697
Additions:
  Loans placed on nonaccrual status         103        108        119         66        129
  Leases acquired                             -          -          -         34          -
  Other/a/                                    -          -        144          -          -
Deductions:
  Sales                                    (103)        (3)       (33)        (4)       (26)
  Restored to accrual status                (38)       (75)       (34)      (229)       (37)
  Foreclosures                               (1)        (8)        (3)        (5)        (6)
  Charge-offs                               (20)       (10)       (19)       (51)       (77)
  Other, primarily payments                (110)      (100)      (175)      (180)      (192)
-------------------------------------------------------------------------------------------
    BALANCE, END OF QUARTER              $  861     $1,030     $1,118     $1,119     $1,488
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

=========================================================================================================================

NONACCRUAL ASSETS, RESTRUCTURED LOANS, AND LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
-------------------------------------------------------------------------------------------------------------------------
                                                                         1997                         1996
                                                                 --------------------    --------------------------------
(IN MILLIONS)                                                     JUNE 30    MARCH 31     DEC. 31    SEPT. 30     JUNE 30
-------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS
Domestic consumer loans:
  Residential first mortgages/a/                                     $318      $  347      $  354      $  233      $  272
  Residential junior mortgages/a/                                      54          60          59          55          66
  Other consumer                                                        1           2           2           3           4
Domestic commercial loans:
  Commercial and industrial                                           203         251         241         323         381
  Loans secured by real estate                                        120         147         206         229         245
  Financial institutions                                                -           -           -           5           4
  Lease financing                                                       2           2           1           1           3
  Construction and development loans secured by real estate            59         104          95         119         346
  Agricultural                                                         23          23          28          28          34
-------------------------------------------------------------------------------------------------------------------------
                                                                      780         936         986         996       1,355

Foreign loans, primarily commercial                                    81          89         109         122         130

Other interest-bearing assets                                           -           5          23           1           3
-------------------------------------------------------------------------------------------------------------------------
                                                                     $861      $1,030      $1,118/b/   $1,119/b/   $1,488/b/
---------------------------------------------------------------------====================================================

RESTRUCTURED LOANS
Domestic commercial:
  Commerical and industrial                                          $ 18      $   21      $   25      $   21      $   29
  Loans secured by real estate                                        268         257         255         236          55
  Construction and development loans secured by real estate            15          16          16          16          15
  Agricultural                                                          1           1           1           -           -
-------------------------------------------------------------------------------------------------------------------------
                                                                      302         295         297         273          99
Foreign/c/                                                              -           -           5           1           4
-------------------------------------------------------------------------------------------------------------------------
                                                                     $302      $  295      $  302      $  274      $  103
---------------------------------------------------------------------====================================================
LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
Domestic consumer:
  Residential first mortgages/a/                                     $  -      $    -      $    -      $  145      $  133
  Residential junior mortgages/a/                                       -           -           -           8           5
  Other consumer                                                      190         189         186         179         173
Domestic commercial:
  Commercial and industrial                                            15          13          29          11          31
  Loans secured by real estate                                          7          12           5           9           5
  Financial institutions                                                -           -           -           -          21
  Construction and development loans secured be real estate             1           1          12           4          21
  Agricultural                                                          -           1           1           4           -
-------------------------------------------------------------------------------------------------------------------------
                                                                      213         216         233         360         389
Foreign                                                                 1           2           2           3           -
-------------------------------------------------------------------------------------------------------------------------
                                                                     $214      $  218      $  235      $  363      $  389
---------------------------------------------------------------------====================================================

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

/b/ Excludes certain nonaccrual debt-restructuring par bonds and other instruments that were included in available-for-sale and held-to maturity securities of $67 million at December 31, 1996, $62 million at September 30, 1996, and $6 million at June 30, 1996. There were no such amounts in 1997.

/c/ Excludes debt restructurings with countries that have experienced liquidity problems of $1.5 billion at June 30, 1997, $1.5 billion at March 31, 1997, and $1.6 billion at each quarter ended in 1996. The majority of these instruments was classified as either available-for-sale or held-to-maturity securities.

================================================================================

INTEREST INCOME FOREGONE ON NONACCRUAL ASSETS
--------------------------------------------------------------------------------

                                                                      SIX MONTHS ENDED
(IN MILLIONS)                                                            JUNE 30, 1997
--------------------------------------------------------------------------------------
DOMESTIC
Interest income that would have been recognized had the assets
 performed in accordance with their original terms                                 $93
Less:  Interest income included in the results of operations                        28
--------------------------------------------------------------------------------------
  Domestic interest income foregone                                                 65

FOREIGN
Interest income that would have been recognized had the assets
 performed in accordance with their original terms                                   8
Less:  Interest income included in the results of operations                         2
--------------------------------------------------------------------------------------
  Foreign interest income foregone                                                   6
--------------------------------------------------------------------------------------
                                                                                   $71
-----------------------------------------------------------------------------------===

===============================================================================
CASH INTEREST PAYMENTS ON NONACCRUAL ASSETS BY LOAN TYPE/a/
-------------------------------------------------------------------------------

                                                             JUNE 30, 1997
                                -----------------------------------------------------------------------
                                                                CUMULATIVE                    BOOK AS A
                                CONTRACTUAL                       INTEREST    NONACCRUAL     PERCENTAGE
                                  PRINCIPAL     CUMULATIVE         APPLIED          BOOK             OF
(DOLLAR AMOUNTS IN MILLIONS)        BALANCE    CHARGE-OFFS    TO PRINCIPAL       BALANCE    CONTRACTUAL
-------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages        $  320           $  1            $  1          $318             99%
  Residential junior mortgages           54              -               -            54            100
  Other consumer                          4              2               1             1             25
Commercial:
  Commercial and industrial             528            263              62           203             38
  Loans secured by real estate          228             87              21           120             53
  Financial institutions                 52             51               1             -              -
  Lease financing                         2              -               -             2            100
  Construction and development
    loans secured by real estate         98             28              11            59             60
  Agricultural                           39              8               8            23             59
-------------------------------------------------------------------------------------------------------
                                      1,325            440             105           780             59

FOREIGN, PRIMARILY COMMERCIAL           194             96              17            81             42
Other interest-bearing assets             -              -               -             -              -
-------------------------------------------------------------------------------------------------------
                                     $1,519           $536            $122          $861             57%
-------------------------------------==================================================================


                                                                  SIX MONTHS ENDED
                                                                     JUNE 30, 1997
                                               --------------------------------------------------------
                                                                            CASH INTEREST
                                                  AVERAGE                   PAYMENTS APPLIED
                                               NONACCRUAL    -----------------------------------------
                                                     BOOK    AS INTEREST
(DOLLAR AMOUNTS IN MILLIONS)                      BALANCE         INCOME          OTHER/b/       TOTAL
------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                        $343            $ 8               $ -         $ 8
  Residential junior mortgages                         56              1                 -           1
  Other consumer                                        2              -                 -           -
Commercial:
  Commercial and industrial                           206              5                 5          10
  Loans secured by real estate                        158              9                 3          12
  Financial institutions                                -              -                 -           -
  Lease financing                                       2              -                 -           -
  Construction and development
    loans secured by real estate                       79              4                 1           5
  Agricultural                                         24              1                 2           3
------------------------------------------------------------------------------------------------------
                                                      870             28                11          39

FOREIGN, PRIMARILY COMMERCIAL                          86              2              2              4
Other interest-bearing assets                           9              -              -              -
------------------------------------------------------------------------------------------------------
                                                     $965            $30            $13            $43
------------------------------------------------------------------------------------------------------
CASH YIELD ON AVERAGE TOTAL NONACCRUAL BOOK BALANCE                                               8.95%
------------------------------------------------------------------------------------------------------

/a/ Includes information related to all nonaccrual loans including those that are fully charged off or otherwise have a book balance of zero.

/b/ Primarily represents cash interest payments applied to principal. Also includes cash interest payments accounted for as credit loss recoveries, which are recorded as increases to the allowance for credit losses.

INTEREST RATE, FOREIGN EXCHANGE AND COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS
================================================================================

                 BAC uses interest rate, foreign exchange and derivative financial instruments in both its trading and its asset and liability management activities. BAC uses commodity derivative financial instruments solely in its trading activities. Interest rate, foreign exchange and commodity derivative financial instruments include swaps, futures, forwards, and option contracts, all of which derive their value from underlying interest rates, foreign exchange rates, commodity values, or equity instruments. Certain transactions involve standardized contracts executed on organized exchanges, while others are negotiated over the counter, with the terms tailored to meet the needs of BAC and its customers.

                 In meeting the needs of its global customers, BAC uses its expertise to execute transactions to aid these customers in managing their risk exposures to interest rates, exchange rates, prices of securities, and financial or commodity indexes. Counterparties to BAC's interest rate, foreign exchange and commodity derivative transactions generally include U.S. and foreign banks, nonbank financial institutions, corporations, domestic and foreign governments, and asset managers.

                 BAC generates trading revenue by executing transactions to support customer's risk management needs, by efficiently managing the positions that result from these transactions, and by making markets in a wide variety of products.

                 As an end user, BAC employs foreign exchange derivative financial instruments to hedge foreign exchange risk and interest rate derivative financial instruments to hedge interest rate risk and foreign exchange risk in connection with its own asset and liability management activities. More specifically, BAC primarily uses interest rate derivative financial instruments to manage the interest rate risk associated with its assets and liabilities, including residential loans, long-term debt, and deposits.

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

                 For additional information concerning interest rate, foreign exchange and commodity derivative financial instruments, including their respective notional, credit risk, and fair value amounts, refer to Note 8 of the Notes to Consolidated Financial Statements on pages 13 through 18.

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

                             [GRAPH APPEARS HERE]

Net Interest Rate Risk Position     (plot point graph in non-Edgar version)
(in billions of dollars)            12/31/92  12/31/93  12/31/94  12/31/95  12/31/96  6/30/97
Net Interest Rate Risk Position      $(6.9)      $1.0     $(2.8)    $0.0     $(1.9)     $(3.2)

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

                 Gap mismatches result from timing differences in the repricing of assets, liabilities, and off-balance-sheet instruments. Expected interest rate sensitivity of individual categories of assets and liabilities as of June 30, 1997 is shown in the table on page 48.

================================================================================

INTEREST RATE SENSITIVITY BY REPRICING OR MATURITY DATES

-------------------------------------------------------------------------------------------------------------------

                                                                              JUNE 30, 1997
                                                     --------------------------------------------------------------
                                                                   GREATER THAN  GREATER THAN       OVER
(IN BILLIONS)                                        0-6 MONTHS     6-12 MONTHS     1-5 YEARS    5 YEARS      TOTAL
-------------------------------------------------------------------------------------------------------------------
DOMESTIC ASSETS
Federal funds sold and securities
  purchased under resale agreements                      $  1.1          $    -        $    -     $    -    $   1.1
Trading account securities                                  2.4               -             -          -        2.4
Loans:
  Prime indexed                                            16.7               -             -          -       16.7
  Adjustable rate residential first mortgages               9.2             5.0           7.1        3.9       25.2
  Other loans, net                                         46.9             7.8          19.1       11.2       85.0
Other assets                                               15.0             1.1          16.6        9.8       42.5
-------------------------------------------------------------------------------------------------------------------
    Domestic Assets                                        91.3            13.9          42.8       24.9      172.9
-------------------------------------------------------------------------------------------------------------------
DOMESTIC LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic deposits                                         (66.4)           (9.1)        (21.7)     (19.5)    (116.7)
Other short-term borrowings                               (13.3)           (2.2)         (0.2)         -      (15.7)
Long-term debt and subordinated capital notes             (10.9)           (0.2)         (3.4)      (5.9)     (20.4)
Other liabilities and stockholders' equity                 (5.6)           (0.2)        (11.7)     (15.0)     (32.5)
-------------------------------------------------------------------------------------------------------------------
    Domestic Liabilities and Stockholders' Equity         (96.2)          (11.7)        (37.0)     (40.4)    (185.3)

OFFSHORE FUNDING BOOKS, NET                                (2.2)            0.7           0.4        1.1          -
-------------------------------------------------------------------------------------------------------------------
    Core Gap Before Risk Management Positions              (7.1)            2.9           6.2      (14.4)     (12.4)
-------------------------------------------------------------------------------------------------------------------
INTEREST RATE RISK MANAGEMENT POSITIONS
Investment securities/a/                                    1.7             0.9           3.9        5.9       12.4
Off-balance-sheet financial instruments/b/                  2.0            (1.7)         (6.9)       6.6          -
-------------------------------------------------------------------------------------------------------------------
    Total Interest Rate Risk Management Positions           3.7            (0.8)         (3.0)      12.5       12.4
-------------------------------------------------------------------------------------------------------------------
    Net Gap                                                (3.4)            2.1           3.2       (1.9)         -
-------------------------------------------------------------------------------------------------------------------
      Cumulative Gap                                     $ (3.4)         $ (1.3)       $ (1.9)    $    -    $     -
---------------------------------------------------------==========================================================

/a/ Available-for-sale and held-to-maturity securities.

/b/ Represents the repricing effect of off-balance-sheet positions, which include interest rate swaps, futures contracts, and similar agreements.

                 At June 30, 1997, BAC had a "core" imbalance before risk management positions as liabilities and equity exceeded assets by approximately $12 billion. BAC's risk management activities eliminated this imbalance while containing the size of net gap mismatches in individual repricing periods. Investment securities and "receive fixed" swaps essentially neutralized core gaps beyond five years.

FUNDING AND CAPITAL
================================================================================

LIQUIDITY        BAC'S liquid assets consist of cash and due from banks,
REVIEW           interest-bearing deposits in banks, federal funds sold,
                 securities purchased under resale agreements, trading account assets, and available-for-sale securities. Liquid assets totaled $58.2 billion at June 30, 1997, up $4.5 billion, or 8 percent, from year-end 1996. The increase in liquid assets was primarily attributable to increases in trading account assets and interest-bearing deposits in banks, which were offset by a decrease in cash and due from banks.

                 The ongoing operations of BAC resulted in cash inflows of $5.9 billion and $8.3 billion for the first six months of 1997 and 1996, from deposits and short-term borrowings. During the same periods, BAC's liquidity was enhanced by proceeds from sales of loans, totaling $3.6 billion and $0.9 billion, respectively. In addition, total sales, maturities, prepayments, and calls of securities exceeded total purchases, resulting in cash inflows of $0.2 billion and $1.4 billion, respectively.

                 Total loan originations and purchases exceeded total principal collections, resulting in cash outflows of $7.5 billion and $8.2 billion for the first six months of 1997 and 1996. In addition, for the first six months of 1997 and 1996, BankAmerica Corporation (the Parent) paid dividends of $494 million and $491 million, respectively, to its preferred and common stockholders. During the same periods, the Parent repurchased common and redeemed preferred stock for $1,582 million and $1,084 million, respectively.

--------------------------------------------------------------------------------

CAPITAL          In May 1997, BAC's shareholders approved a two-for-one stock
MANAGEMENT       split of its common stock effective June 2, 1997. As a result of the stock split, each shareholder of record at close of business on June 2, 1997 received one additional share of common stock for each share of common stock then owned. In addition, the number of authorized shares of common stock was increased from 700 million to 1.4 billion common shares, par value $1.5625 per share. For additional information regarding the common stock split, refer to Note 1 of the Notes to Consolidated Financial Statements on page 6.

                 At June 30, 1997, total stockholders' equity amounted to $20.4 billion, a decrease of $0.3 billion from year-end 1996 primarily due to redemptions of preferred stock of $0.6 billion offset by an increase in common equity of $0.3 billion.

                 Common equity increased during the first six months of 1997 due to earnings in excess of common and preferred stock dividends of $1.1 billion and shares issued in connection with restricted stock bonus plans and other employee benefit related plans of $0.2 billion. Partially offsetting these increases was a reduction of $1.0 billion due to repurchases of common stock. During the first six months of 1997, BAC repurchased 16.8 million shares of its common stock at an average price per share of $56.59 reflecting the corporation's ongoing efforts to effectively manage capital. This included the repurchase of 8.2 million shares during the second quarter of 1997 at an average price per share of $58.02, which reduced second-quarter equity by $0.5 billion. The shares were repurchased on the open market over 51 trading days and represented approximately 6 percent of the total volume of BAC common stock traded on those days. Remaining buyback authority for common stock under the current amended repurchase program totaled $2.8 billion at June 30, 1997. For additional information regarding the stock repurchase program, refer to Note 5 of the Notes to Consolidated Financial Statements on page 12.

================================================================================

                 The decline in BAC's preferred stock of $0.6 billion resulted from the redemptions of all 11,250,000 outstanding shares of its 9% Cumulative Preferred Stock, Series H, on January 15, 1997 and all 14,600,000 shares of its 8 3/8% Cumulative Preferred Stock Series K, (Preferred Stock, Series K) on February 15, 1997.

                 On May 9, 1997, BAC announced its intention to redeem all outstanding shares of its 8.16% Cumulative Preferred Stock, Series L (Preferred Stock, Series L) on July 14, 1997 which will reduce stockholders' equity in the third quarter of 1997 by $399 million. Remaining redemption authority for preferred stock under the current amended repurchase program totaled $0.8 billion at June 30, 1997. For additional information regarding the preferred stock component of the stock repurchase program, refer to Note 5 of the Notes to Consolidated Financial Statements on page 12.

                 On May 19, 1997, employees were granted their second option awards through BAC's employee stock option program introduced in 1996. Under the program, employees will be granted additional options every six months for the next two years. BAC is authorized to grant options to its employees for up to 70,200,000 shares of common stock. All options granted have been included in the calculation of earnings per share.

                 For Federal Reserve has announced that certain cumulative preferred securities having the characteristics of trust preferred securities qualify as minority interest, which is included in Tier 1 capital for bank holding companies. Such Tier 1 capital treatment, together with the Parent's ability to deduct, for federal income tax purposes, interest payable on the related debentures, provide the Parent with a more cost-effective means of obtaining capital for bank regulatory purposes than if the Parent were to issue preferred stock. Proceeds from trust preferred securities have been used to redeem preferred stock, thereby reducing preferred dividends and resulting in an increase in net income available to common shareholders. During the first quarter of 1997, BAC issued trust preferred securities totaling $396 million, net of $4 million of deferred debt issuance costs. For additional information regarding trust preferred securities, refer to Note 4 of the Notes to COnsolidated Financial Statements on page 11 and 12.

                 BAC's risk-based capital ratios continued to exceed regulatory guidelines for "well-capitalized" status. BAC's Tier 1 and total risk-based capital ratios at June 30, 1997 decreased 5 basis points and 13 basis points, respectively, from year-end 1996 primarily due to a $2.7 billion increase in risk-weighted assets combined with the redemption of the Preferred Stock, Series K, of $365 million and the announced redemption of the Preferred Stock, Series L, of $399 million. These were partially offset by an increase in retained earnings and the increase of $396 million of trust preferred securities. The ratios at year-end 1996 represented a temporary increase from targeted levels due to the issuance of trust preferred securities. BAC's Tier 1 leverage ratio was 7.22 percent at June 30, 1997, 22 basis points lower than 7.44 percent at December 31, 1996, primarily due to an increase in BAC's quarterly average total assets.

================================================================================

RISK-BASED CAPITAL, RISK-WEIGHTED ASSETS, AND RISK-BASED CAPITAL RATIOS

-------------------------------------------------------------------------------------------------------------------


                                                                    1997                         1996
                                                            -------------------     -------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                JUNE 30    MARCH 31     DEC. 31    SEPT. 30     JUNE 30
-------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL
Common stockholders' equity                                $ 18,759    $ 18,591    $ 18,439    $ 18,297    $ 17,945
Qualified perpetual preferred stock                           1,197       1,596       1,961       2,242       2,242
Minority interest/a/                                          1,967       1,964       1,566           -           -
Less: Goodwill, nongrandfathered core deposit and
  other identifiable intangibles, and other deductions/b/    (4,778)     (4,832)     (4,922)     (5,007)     (5,068)
-------------------------------------------------------------------------------------------------------------------
  Tier 1 risk-based capital                                  17,145      17,319      17,044      15,532      15,119

Eligible portion of the allowance for credit losses           2,791       2,778       2,758       2,673       2,651
Hybrid capital instruments                                       71         142         142         142         142
Subordinated notes and debentures                             6,140       6,248       6,169       6,001       6,072
Less:  Other deductions                                        (196)       (188)       (184)       (174)       (164)
-------------------------------------------------------------------------------------------------------------------
  Tier 2 risk-based capital                                   8,806       8,980       8,885       8,642       8,701
-------------------------------------------------------------------------------------------------------------------
      Total                                                  25,951      26,299      25,929      24,174      23,820

Less: Investments in unconsolidated banking
  and finance subsidiaries                                      (50)        (48)        (49)        (49)        (48)
-------------------------------------------------------------------------------------------------------------------
      TOTAL RISK-BASED CAPITAL                             $ 25,901    $ 26,251    $ 25,880    $ 24,125    $ 23,772
-----------------------------------------------------------========================================================

RISK-WEIGHTED ASSETS
Balance sheet assets:
  Trading account assets                                   $  6,846    $  6,653    $  6,022    $  5,257    $  5,289
  Available-for-sale and held-to-maturity securities          3,358       4,953       5,121       4,812       4,769
  Loans                                                     139,457     141,317     139,412     137,360     135,403
  Other assets                                               19,887      17,221      18,711      17,435      16,314
-------------------------------------------------------------------------------------------------------------------
    Total balance sheet assets                              169,548     170,144     169,266     164,864     161,775
-------------------------------------------------------------------------------------------------------------------

Off-balance-sheet items:
  Unused commitments                                         30,089      28,455      28,368      26,721      26,485
  Standby letters of credit                                  15,414      15,613      15,021      14,518      15,832
  Foreign exchange and derivatives contracts                  4,885       4,669       4,662       4,535       4,425
  Other                                                       2,213       2,190       2,166       1,990       2,390
-------------------------------------------------------------------------------------------------------------------
    Total off-balance-sheet items                            52,601      50,927      50,217      47,764      49,132
-------------------------------------------------------------------------------------------------------------------
      TOTAL RISK-WEIGHTED ASSETS                           $222,149    $221,071    $219,483    $212,628    $210,907
-----------------------------------------------------------========================================================

RISK-BASED CAPITAL RATIOS
  TIER 1 CAPITAL RATIO                                         7.72%       7.83%       7.77%       7.30%       7.17%
  TOTAL CAPITAL RATIO                                         11.66       11.87       11.79       11.35       11.27
TIER 1 LEVERAGE RATIO                                          7.22        7.36        7.44        6.90        6.75
-------------------------------------------------------------------------------------------------------------------

/a/ Represents trust preferred securities and BAMS minority interest of $1,873 million and $94 million, respectively, at June 30, 1997, $1,873 million and $91 million, respectively, at March 31, 1997, and $1,477 million and $89 million, respectively, at December 31, 1996.

/b/ Includes nongrandfathered core deposit and other identifiable intangibles acquired after February 19, 1992 of $705 million and $63 million, respectively, at June 30, 1997, $739 million and $65 million, respectively, at March 31, 1997, $772 million and $67 million, respectively, at December 31, 1996, $795 million and $69 million, respectively, at September 30, 1996, and $814 million and $72 million, respectively, at June 30, 1996. Also includes $18 million at June 30, 1997 and $8 million at December 31, 1996 of the excess of the net book value over 90 percent of the fair value of mortgage servicing assets and credit card intangibles. There were no such excess amounts at March 31, 1997, September 30, 1996, and June 30, 1996.

FORWARD-LOOKING STATEMENTS
================================================================================

                 This report contains forward-looking statements, usually consisting of the words "estimate,' "project," "expect," or similar expressions. These statements are subject to uncertainties that could cause actual results to differ materially. The uncertainties include those discussed in this report, particularly in "Noninterest Expense" on pages 32 and 33, as well as those discussed in "Forward-Looking Statements" on pages 20 and 21 of BAC's report on Form 10-K for the year ended December 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OTHER INFORMATION
================================================================================

ITEM 4.          Set forth below is information concerning each matter
SUBMISSION       submitted to a vote at the Parent's Annual Meeting of
OF MATTERS       Shareholders on May 22, 1997 ("Annual Meeting"):
TO A VOTE
OF SECURITY      DIRECTORS: Each of the following persons was elected as a
HOLDERS          ---------
                 director of the Parent, to hold office until the 1997
                 Annual Meeting of Shareholders or until earlier retirement, resignation or removal.

                                                    NUMBER OF VOTES
                                                    ---------------
                 DIRECTOR'S NAME                FOR               WITHHELD
                 -----------------------    -----------           ---------
                 Joseph F. Alibrandi        287,763,239           1,207,962
                 Jill E. Barad              287,797,851           1,173,350
                 Peter B. Bedford           287,707,240           1,263,961
                 Richard A. Clarke          287,812,643           1,158,558
                 David A. Coulter           287,774,463           1,196,738
                 Timm F. Crull              287,800,834           1,170,367
                 Kathleen Feldstein         287,779,834           1,191,367
                 Donald E. Guinn            287,827,134           1,144,067
                 Frank L. Hope, Jr.         287,708,683           1,262,518
                 Walter E. Massey           287,774,803           1,196,398
                 John M. Richman            287,778,105           1,193,096
                 Richard M. Rosenberg       287,765,555           1,205,646
                 A. Michael Spence          287,782,145           1,189,056
                 Solomon D. Trujitto        287,811,069           1,160,132


                 Auditors: The shareholders ratified the appointment of Ernst &
                 --------
                 Young LLP as independent auditors.

                                                         NUMBER OF VOTES
                                                         ---------------
                                                                                     BROKER
                                               FOR        AGAINST    ABSTENTIONS   NONVOTES
                                           -----------    -------    -----------   --------
                 Ernst & Young LLP as
                 Independent Auditors      287,514,525    435,891     1,020,824          --

                 CERTIFICATE OF INCORPORATION: The shareholders of the
                 ----------------------------
                 Parent approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock and to effect a two-for-one stock split of the common stock.

                                                           NUMBER OF VOTES
                                                           ---------------
                                                                                     BROKER
                                               FOR        AGAINST    ABSTENTIONS   NONVOTES
                                           -----------    -------    -----------   --------
                 Amendment of
                 Certificate of
                 Incorporation             287,322,276    708,344       940,620          --

================================================================================

                 Performance Equity Program: The shareholders of the Parent
                 --------------------------
                 approved the BankAmerica Corporation Performance Equity Program under which senior officers will receive stock options, including premium price options.


                                                       NUMBER OF VOTES
                                                       ---------------
                                                                                      BROKER
                                            FOR           AGAINST   ABSTENTIONS     NONVOTES
                                        -----------       -------   -----------     --------
                 Performance Equity
                 Program                212,245,216    74,276,984     2,449,040           --


                 Shareholders Proposals: The shareholders of the Parent did not
                 ----------------------
                 approve any of the five shareholder proposals presented at the Annual meeting. Two of the proposals were contained in the Parent's proxy statement for the meeting, and the other three were proposed at the meeting pursuant to the procedure set forth in the Parent's bylaws.

                                                       NUMBER OF VOTES
                                                       ---------------
                 SHAREHOLDER                                                          BROKER
                 PROPOSAL                   FOR           AGAINST   ABSTENTIONS     NONVOTES
                 -----------            -----------       -------   -----------     --------
                 Cumulative Voting       80,245,944   151,215,986    28,294,456   29,214,855

                 Directors'
                 Compensation            14,783,665   239,645,512     5,327,209   29,214,855

                 Request for
                 Investigation of
                 Whether BAC's Net
                 Profits Were
                 Manipulated by
                 Misusing Reserve
                 Accounts                       421   288,970,739            30            -

                 Stopping the
                 Deterioration of
                 the Parent's
                 Dividend Yield                 435   288,970,740            15            -

                 Sending Quarterly
                 Reports to
                 Shareholders                 1,207   288,969,983             -            -

================================================================================

ITEM 6.          (a) EXHIBITS:
EXHIBITS AND
REPORTS ON       Exhibit
FORM 8-K         Number      Exhibit
                 ------      -------

                   3.a BankAmerica Corporation Restated Certificate of Incorporation. Section I of Article FOURTH was amended, effective May 22, 1997 and the Certificate of Incorporation was restated, effective June 3, 1997.

                   3.b       BankAmerican Corporation Bylaws, as amended.
                             Article II, Sections 12 and 13 were amended, effective May 22, 1997.

                  10.a BankAmerica Corporation 1992 Management Stock Plan, as amended.*

                  10.b BamkAmerica Corporation 1987 Management Stock Plan, as amended.*

                  10.c Continental Bank Corporation 1991 Equity Performance Incentive Plan, as amended.*

                  10.d Continental Bank Corporation 1982 Performance, Restricted Stock and Stock Option Plan, as amended.*

                  10.e BankAmerica Performance Equity Program, effective May 22, 1997.*

                  10.f Security Pacific Corporation Stock Option Plan, as amended.*

                  10.g Security Pacific Corporation Stock-Based Incentive Award Plan, as amended.*

                  10.h Change in Control Severance Pay Program, as amended.*

                  12.a Ratio of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                  12.b Historical and Pro Forma Combined Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                  27         Financial Data Schedule.

--------------------------------------------------------------------------------
                  *Management contract or compensatory plan, contract, or
                   arrangement.

================================================================================

                 (b) Reports on Form 8-K:

                 During the second quarter of 1997, the Parent filed reports on Form 8-K dated April 16, 1997, May 5, 1997, May 22, 1997, and
                 June 9, 1997. The April 16 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica First Quarter Earnings." The May 5 report disclosed, pursuant to Item 5 of the report, information about a legal action entitled State of California, etc. ex rel Stull
                                         --------------------------------------
                 v. Bank of America Nt&SA, et al. The May 22 report disclosed,
                 -------------------------------
                 pursuant to Item 5 of the report, the Board of Directors' approval of a two-for-one stock split and increase in the authorized shares of common stock. The June 9 report disclosed, pursuant to Item 5 of the report, BankAmerica Corporation's agreement to acquire Robertson, Stephens & Company Group, L.L.C. After the second quarter of 1997, the Parent filed a report on Form 8-K dated July 16, 1997. The July 16 report disclosed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Second Quarter Earnings."

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


                                  BANKAMERICA CORPORATION
                                  Registrant

                                  By Principal Financial Officer and
                                  Duly Authorized Signatory:

                                  /s/ MICHAEL E. O'NEILL
                                  ----------------------------------------
                                  Vice Chairman of the Board and
                                  Chief Financial Officer
                                  August 13, 1997


                                  By Chief Accounting Officer and
                                  Duly Authorized Signatory:

                                  /s/ JOHN J. HIGGINS
                                  ----------------------------------------
                                  Executive Vice President
                                  and Chief Accounting Officer
                                  August 13, 1997

[BANKAMERICA CORPORATION LOGO APPEARS HERE]

BANKAMERICA

Other information about BankAmerica Corporation may be found in its Annual Report to Shareholders. This report, as well as additional copies of this Analytical Review and Form 10-Q, may be obtained from:

BANK OF AMERICA
CORPORATE SECRETARY'S OFFICE #13018
P.O. BOX 37000
SAN FRANCISCO, CA 94137

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



                                                                  Recycled
NL-9 8/97                                                    Paper Logo Appears
                                                                   Here

                            GRAPHICS APPENDIX INDEX



BankAmerica Corporation
Second Quarter 1997 10-Q
page reference                      Description of omitted graphic
-----------------------       --------------------------------------------------
     47                       Net Interest Rate Risk Position
                              (Plot point graph in non-EDGAR version)


                                 EXHIBIT INDEX


EXHIBIT
REFERENCE       DESCRIPTION
---------       -----------
  3.a           BankAmerica Corporation Restated Certificate of Incorporation.
                Section I of Article FOURTH was amended, effective May 22, 1997 and the Certificate of Incorporation was restated, effective
                June 3, 1997.

  3.b           BankAmerica Corporation Bylaws, as amended. Article II, Sections
                12 and 13 were amended, effective May 22, 1997

 10.a           BankAmerica Corporation 1992 Management Stock Plan, as amended.*

 10.b           BankAmerica Corporation 1987 Management Stock Plan, as amended.*

 10.c           Continental Bank Corporation 1991 Equity Performance Incentive
                Plan, as amended.*

 10.d Continental Bank Corporation 1982 Performance, Restricted Stock and Stock Option Plan, as amended.*

 10.e           BankAmerica Performance Equity Program, effective May 22, 1997.*

 10.f           Security Pacific Corporation Stock Option Plan, as amended.*

 10.g Security Pacific Corporation Stock Based Incentive Award Plan, as amended.*

 10.h           Change in Control Severance Pay Program, as amended.*

 12.a           Ratio of Earnings to Fixed Charges and Preferred Stock
                Dividends.

 27             Financial Data Schedule.

--------------------------------------------------------------------------------

*Management contract or compensatory plan, contract, or arrangement.