Form 10-Q
period 1997-09-30
BANKAMERICA CORP
filed 1997-11-14
CIK 9672

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                                   (Mark One)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

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


    Common Stock, $1.5625 par value ----- 693,467,827 shares outstanding on
                              September 30, 1997.*


            *In addition, 81,173,357 shares were held in treasury.

------------------------------------------------------------------------------

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

                         BANKAMERICA CORPORATION ANALYTICAL REVIEW AND FORM 10-Q




                        [BANK AMERICA CORPORATION LOGO APPEARS HERE]









                                                                            1997
                                                               3RD Q U A R T E R

CONTENTS


=========================================================================================================================
Part I                   Item 1.
Financial                Financial Statements:
Information                  Consolidated Statement of Operations.....................................................  2
                             Consolidated Balance Sheet...............................................................  3
                             Consolidated Statement of Cash Flows.....................................................  4
                             Consolidated Statement of Changes in Stockholders' Equity...............................   5
                             Notes to Consolidated Financial Statements...............................................  6

                         Item 2.
                         Management's Discussion and Analysis:
                             Highlights............................................................................... 21
                             Business Sectors......................................................................... 24
                             Operating Leverage and Capital Management................................................ 27
                             Results of Operations:
                               Net Interest Income.................................................................... 29
                               Noninterest Income..................................................................... 32
                               Noninterest Expense.................................................................... 35
                               Income Taxes........................................................................... 36
                             Balance Sheet Review:.................................................................... 37
                               Credit Card Securitization............................................................. 38
                             Credit Risk Management:
                               Loan Portfolio Management.............................................................. 40
                                 Domestic Consumer Loans.............................................................. 41
                                 Domestic Commercial Loans............................................................ 42
                                 Foreign Loans........................................................................ 42
                               Regional Foreign Exposures............................................................. 43
                               Allowance for Credit Losses............................................................ 45
                               Nonperforming Assets................................................................... 48
                             Interest Rate, Foreign Exchange and Commodity
                              Derivative Financial Instruments........................................................ 51
                             Interest Rate Risk Management............................................................ 52
                             Funding and Capital:
                               Liquidity Review....................................................................... 54
                               Capital Management..................................................................... 54
                             Forward-Looking Statements............................................................... 57

-------------------------------------------------------------------------------------------------------------------------
Part II                  Item 6.
Other Information        Exhibits and Reports on Form 8-K............................................................. 58

                         Signatures................................................................................... 59
=========================================================================================================================

FINANCIAL STATEMENTS
BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

====================================================================================================================================
                                                                      1997                         1996            NINE MONTHS ENDED
                                                        --------------------------------     -----------------        SEPTEMBER 30
                                                           THIRD      SECOND        FIRST     FOURTH     THIRD     -----------------
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)      QUARTER     QUARTER      QUARTER    QUARTER   QUARTER       1997       1996
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                     $3,522      $3,497       $3,423     $3,388    $3,371    $10,442     $9,975
Interest-bearing deposits in banks                           107         105           99        145        95        311        308
Federal funds sold                                            14           9            8          7         9         31         22
Securities purchased under resale agreements                 208         180          155        144       178        543        509
Trading account assets                                       323         298          269        270       268        890        731
Available-for-sale and held-to-maturity securities           277         270          286        284       285        833        876
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST INCOME                                    4,451       4,359        4,240      4,238     4,206     13,050     12,421

INTEREST EXPENSE
Deposits                                                   1,502       1,424        1,366      1,406     1,332      4,292      3,953
Federal funds purchased                                       11          19           13         20        17         43         59
Securities sold under repurchase agreements                  227         178          149        155       201        554        540
Other short-term borrowings                                  268         287          275        254       243        830        629
Long-term debt                                               249         257          263        273       261        769        783
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                   2,257       2,165        2,066      2,108     2,054      6,488      5,964
------------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                      2,194       2,194        2,174      2,130     2,152      6,562      6,457
PROVISION FOR CREDIT LOSSES                                  260         250          220        220       235        730        665
------------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES   1,934       1,944        1,954      1,910     1,917      5,832      5,792

NONINTEREST INCOME
Deposit account fees                                         364         361          360        364       345      1,085      1,035
Credit card fees                                              96          93           87         94        92        276        261
Trust fees                                                    62          61           57         57        53        180        172
Other fees and commissions                                   424         417          375        370       360      1,216      1,013
Trading income                                               223         218          188        134       153        629        496
Private equity investment activities                         140          83           99        108        97        322        319
Net gain on sales of subsidiaries and operations             139          27           13          5        41        179        175
Net gain on sales of loans                                    53          44           59         20        25        156         69
Net gain on available-for-sale securities                     33          14           20         20         7         67         41
Gain on issuance of subsidiary's stock                         -           -            -        147         -          -          -
Other income                                                 136         124          127        180       146        387        332
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL NONINTEREST INCOME                                 1,670       1,442        1,385      1,499     1,319      4,497      3,913

NONINTEREST EXPENSE
Salaries                                                     892         873          839        834       822      2,604      2,457
Employee benefits                                            177         189          189        167       191        555        606
Occupancy                                                    192         183          186        193       188        561        564
Equipment                                                    182         173          182        184       180        537        518
Communications                                                95          96           93         92        89        284        271
Amortization of intangibles                                   88          89           91         92        93        268        281
Professional services                                        107          82           75         95        87        264        248
Regulatory fees and related expenses                          10          10           10          2        95         30        121
Restructuring charges                                          -           -            -        280         -          -          -
Other expense                                                489         352          368        311       336      1,209      1,025
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL NONINTEREST EXPENSE                                2,232       2,047        2,033      2,250     2,081      6,312      6,091
------------------------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE INCOME TAXES                               1,372       1,339        1,306      1,159     1,155      4,017      3,614
PROVISION FOR INCOME TAXES                                   553         540          526        412       472      1,619      1,488
------------------------------------------------------------------------------------------------------------------------------------
         NET INCOME                                       $  819      $  799       $  780     $  747    $  683     $2,398     $2,126
----------------------------------------------------------==========================================================================

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE            $1.11       $1.07        $1.03      $0.96     $0.87      $3.20      $2.69
EARNINGS PER COMMON SHARE--ASSUMING FULL DILUTION           1.11        1.07         1.03       0.96      0.87       3.20       2.69
DIVIDENDS DECLARED PER COMMON SHARE                        0.305       0.305        0.305       0.27      0.27      0.915       0.81
====================================================================================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

===================================================================================================================================
                                                                           1997                                       1996
                                                        ------------------------------------------          -----------------------
(IN MILLIONS)                                           SEPT. 30          JUNE 30         MARCH 31          DEC. 31        SEPT. 30
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                 $ 13,854         $ 14,884         $ 13,561         $ 16,223        $ 13,619
Interest-bearing deposits in banks                         5,368            7,037            6,390            5,708           5,829
Federal funds sold                                            48              270              153              134             306
Securities purchased under resale agreements              10,076            7,272            7,730            7,275           6,287
Trading account assets                                    16,351           16,765           12,931           12,205          14,000
Available-for-sale securities                             12,408           11,959           11,532           12,113          11,717
Held-to-maturity securities                                3,689            3,858            3,972            4,138           4,200

Loans                                                    166,986          168,806          167,338          165,415         161,833
Less: Allowance for credit losses                          3,504            3,563            3,538            3,523           3,511
-----------------------------------------------------------------------------------------------------------------------------------
  Net loans                                              163,482          165,243          163,800          161,892         158,322

Customers' acceptance liability                            3,154            3,230            3,229            2,861           3,165
Accrued interest receivable                                1,593            1,567            1,441            1,441           1,435
Goodwill, net                                              3,727            3,842            3,888            3,938           4,017
Identifiable intangibles, net                              1,459            1,499            1,554            1,616           1,664
Unrealized gains on off-balance-sheet instruments          7,892            7,319            7,813            7,682           6,598
Premises and equipment, net                                3,909            3,944            3,985            3,987           3,968
Other assets                                              10,510            9,674            7,925            9,540           7,826
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                    $257,520         $258,363         $249,904         $250,753        $242,953
--------------------------------------------------------===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest-bearing                                     $ 94,074          $ 83,308         $ 84,071         $ 84,133        $ 83,779
  Noninterest-bearing                                    31,206            41,434           39,561           39,694          37,589
Deposits in foreign offices:
  Interest-bearing                                       44,450            46,667           43,854           42,732          42,035
  Noninterest-bearing                                     1,683             1,759            1,513            1,456           1,498
-----------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                      171,413           173,168          168,999          168,015         164,901
Federal funds purchased                                   1,349             1,730              730            2,176           1,093
Securities sold under repurchase agreements              11,024             9,699            7,124            7,644           8,489
Other short-term borrowings                              18,701            18,327           18,883           17,566          16,263
Acceptances outstanding                                   3,154             3,230            3,229            2,861           3,165
Accrued interest payable                                  1,023               958              921              879             868
Unrealized losses on off-balance-sheet instruments        7,541             7,157            7,473            7,633           6,458
Other liabilities                                         7,318             7,117            5,850            6,004           5,750
Long-term debt                                           14,198            14,736           14,725           15,785          15,454
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                               235,721           236,122          227,934          228,563         222,441
-----------------------------------------------------------------------------------------------------------------------------------

Corporation obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely
  junior subordinated deferrable interest debentures
  of the corporation (trust preferred securities)         1,873             1,873            1,873            1,477               -

STOCKHOLDERS' EQUITY
Preferred stock                                             848             1,596            1,596            2,242           2,242
Common stock                                              1,210             1,210              605              605             605
Additional paid-in capital                                7,947             7,872            8,473            8,467           8,458
Retained earnings                                        13,168            12,598           12,029           11,500          10,989
Net unrealized gain (loss) on available-for-sale
 securities                                                 108                13              (90)              32             (27)
Common stock in treasury, at cost                        (3,355)           (2,921)          (2,516)          (2,133)         (1,755)
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                       19,926            20,368           20,097           20,713          20,512
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $257,520          $258,363         $249,904         $250,753        $242,953
-------------------------------------------------------============================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

===================================================================================================================================
                                                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                                                     ------------------------------

(IN MILLIONS)                                                                                             1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                             $ 2,398              $ 2,126
Adjustments to net income to arrive at net cash used by operating activities:
  Provision for credit losses                                                                              730                  665
  Net gain on sales of loans and subsidiaries and operations                                              (335)                (244)
  Depreciation and amortization                                                                            656                  665
  Provision for deferred income taxes                                                                      293                  466
  Change in assets and liabilities net of effects from acquisitions and pending dispositions:
      (Increase) decrease in accrued interest receivable                                                  (152)                  22
      Increase in accrued interest payable                                                                 144                   22
      Increase in trading account assets                                                                (4,146)              (4,484)
      Increase in current income taxes payable                                                             454                   71
  Deferred fees received from lending activities                                                           121                  187
  Net cash used by loans held for sale                                                                    (879)                (553)
  Other, net                                                                                              (557)              (1,305)
-----------------------------------------------------------------------------------------------------------------------------------
    Net cash used by operating activities                                                               (1,273)              (2,362)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
  Sales proceeds                                                                                         1,447                1,127
  Maturities, prepayments, and calls                                                                     4,146                4,483
  Purchases                                                                                             (5,811)              (5,205)
Activity in held-to-maturity securities:
  Maturities, prepayments, and calls                                                                       687                  934
  Purchases                                                                                               (240)                (515)
Proceeds from loan sales and securitizations                                                             5,882                3,194
Purchases of loans                                                                                        (357)              (2,407)
Purchases of premises and equipment                                                                       (427)                (479)
Proceeds from sales of other real estate owned                                                             356                  392
Net cash provided (used) by:
  Loan originations and principal collections                                                           (7,514)              (8,735)
  Interest-bearing deposits in banks                                                                       520                  (71)
  Federal funds sold                                                                                        86                  415
  Securities purchased under resale agreements                                                          (2,801)              (1,325)
Other, net                                                                                                  90                  198
------------------------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                                               (3,936)              (7,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                                 1,244                2,864
Principal payments and retirements of long-term debt                                                    (2,419)              (2,442)
Net proceeds from issuance of trust preferred securities                                                   396                    -
Proceeds from issuance of common stock                                                                       -                   83
Proceeds from issuance of treasury stock                                                                   156                   46
Preferred stock redeemed                                                                                (1,394)                (391)
Treasury stock purchased                                                                                (1,487)                (901)
Common stock dividends                                                                                    (642)                (587)
Preferred stock dividends                                                                                  (86)                (141)
Net cash provided (used) by:
  Deposits                                                                                               3,398                4,466
  Federal funds purchased                                                                                 (827)              (4,067)
  Securities sold under repurchase agreements                                                            3,380                2,106
  Other short-term borrowings                                                                            1,135                8,636
Other, net                                                                                                 (69)                 (18)
-----------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                            2,785                9,654
Effect of exchange rate changes on cash and due from banks                                                  55                    9
-----------------------------------------------------------------------------------------------------------------------------------
      Net decrease in cash and due from banks                                                           (2,369)                (693)
Cash and due from banks at beginning of period                                                          16,223               14,312
-----------------------------------------------------------------------------------------------------------------------------------
          CASH AND DUE FROM BANKS AT END OF PERIOD                                                     $13,854              $13,619
-------------------------------------------------------------------------------------------------------============================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

=================================================================================================================================
                                                                           1997                                      1996
                                                            ------------------------------------            ---------------------
                                                              THIRD         SECOND         FIRST              FOURTH        THIRD
(IN MILLIONS)                                               QUARTER        QUARTER       QUARTER             QUARTER      QUARTER
---------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                               $ 1,596        $ 1,596       $ 2,242             $ 2,242      $ 2,242
Preferred stock redeemed                                       (748)             -          (646)                  -            -
---------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                       848          1,596         1,596               2,242        2,242

COMMON STOCK
Balance, beginning of quarter                                 1,210            605           605                 605          605
Issuance of 387,314,462 shares of common stock to effect
  a two-for-one common stock split                                -            605             -                   -            -
---------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                     1,210          1,210           605                 605          605

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                                 7,872          8,473         8,467               8,458        8,439
Common stock issued                                              18              1             -                   5            8
Issuance of 387,314,462 shares of common stock to effect
  a two-for-one common stock split                                -           (605)            -                   -            -
Treasury stock issued                                            57              3             6                   4           11
---------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                     7,947          7,872         8,473                8,467       8,458

RETAINED EARNINGS
Balance, beginning of quarter                                12,598         12,029        11,500               10,989      10,544
Net income                                                      819            799           780                  747         683
Common stock dividends                                         (212)          (214)         (216)                (193)       (194)
Preferred stock dividends                                       (22)           (30)          (34)                 (44)        (43)
Foreign currency translation adjustments,
  net of related income taxes                                   (15)            14            (1)                   1          (1)
---------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                    13,168         12,598        12,029               11,500      10,989

NET UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE
 SECURITIES
Balance, beginning of quarter                                    13            (90)           32                  (27)        (79)
Valuation adjustments, net of related income taxes               95            103          (122)                  59          52
---------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                       108             13           (90)                  32         (27)

COMMON STOCK IN TREASURY, AT COST
Balance, beginning of quarter                                (2,921)        (2,516)       (2,133)              (1,755)     (1,643)
Treasury stock purchased                                       (525)          (475)         (475)                (450)       (200)
Treasury stock issued                                           112             71            94                   74          98
Other                                                           (21)            (1)           (2)                  (2)        (10)
---------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                    (3,355)        (2,921)       (2,516)              (2,133)     (1,755)
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                             $19,926        $20,368       $20,097              $20,713     $20,512
-----------------------------------------------------------======================================================================

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

                        The unaudited consolidated financial statements of BAC include the accounts of the Parent and companies in which more than 50 percent of the voting stock is owned directly or indirectly by the Parent, including Bank of America NT&SA (the Bank), and other banking and nonbanking subsidiaries. The revenues, expenses, assets, and liabilities of the subsidiaries are included in the respective line items in the unaudited consolidated financial statements after elimination of intercompany accounts and transactions.

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

================================================================================

                        Trading Activities

                        Interest rate derivative financial instruments used in BAC's trading activities are primarily swaps and options. Foreign exchange financial instruments include spot, futures, forward, swap, and option contracts. Derivative commodity instruments include commodity futures, forwards, swaps, and options. All of these derivative instruments are carried at market value. Market value for these instruments is determined based on readily available market prices or by using pricing models where no market price is available. Any realized and unrealized gains and losses resulting from marking these instruments to market are recognized immediately in trading income.

                        Interest rate, foreign exchange, and commodity derivative financial instruments, and their related gains and losses, used for trading activities are reported in the consolidated balance sheet in unrealized gains (losses) on off-balance-sheet instruments, in the consolidated statement of operations in trading income, and in the consolidated statement of cash flows in cash flows from operating activities.

                        Asset and Liability Management Activities

                        BAC uses various types of derivative financial instruments to manage its interest rate and foreign currency exposures. When these instruments meet certain criteria, they qualify for hedge accounting treatment and are accounted for on either a deferral, accrual, or mark-to-market basis, depending on the nature of BAC's hedge strategy and on the method used to account for the hedged item. Hedge criteria include demonstrating how the hedge will reduce risk, identifying the specific asset, liability, firm commitment, or anticipated transaction being hedged, and citing the time horizon being hedged. For hedge accounting to continue, hedge effectiveness tests are performed on an ongoing basis to determine if the instrument continues to meet the objectives of the hedge strategy.

                        Derivative financial instruments used for asset and liability management activities are reported in the consolidated balance sheet and consolidated statement of operations as described below. For the consolidated statement of cash flows, the cash flows from hedging transactions are classified in the same category as the cash flows from the items being hedged.

                        Deferral Accounting--BAC accounts for derivative financial instruments on a deferral basis when the market value of the hedging instrument fulfills the objectives of the hedge strategy, and the carrying value of the hedged item is other than fair value.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

                        Interest Rate Contracts--BAC accounts for futures and forward rate agreements used as hedges on a deferral basis. Under deferral accounting, risk reduction is assessed at the enterprise level. Hedge effectiveness must be expected at the inception of the hedge and on an ongoing basis. For interest rate futures, hedge effectiveness at the inception of the hedge is assessed through the probability that changes in the fair value of the futures contract will offset the changes in the fair value of the hedged item. There must be a clear economic relationship between the price of the hedged item and the futures contract and a high level of correlation between these prices during the relevant prior periods. On an ongoing basis, the ratio of the cumulative changes in the fair value of the futures contract and the cumulative changes in the fair value of the hedged item is monitored. If a high level of correlation is not being achieved, hedge accounting will be terminated. For forward rate agreements, hedge effectiveness at the inception of the hedge and on an ongoing basis is assessed by matching the basis and terms of the hedging instruments with those of the underlying exposure. For hedges of existing assets or liabilities, realized gains and losses on the hedging instrument are recorded as an adjustment to the carrying value of the hedged item and amortized to the interest income or expense account related to the hedged item.

                        BAC hedges anticipated transactions involving the replacement of deposits with interest-bearing deposits. Realized and unrealized gains and losses on these transactions are deferred and included in the measurement of the subsequent transaction. For hedges of an anticipated transaction to qualify for hedge accounting, it must be probable that the transaction will occur and the significant characteristics and expected terms of the transaction must be identified.

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

                        Foreign Exchange Contracts--To qualify for hedge accounting, the foreign exchange contract must reduce risk at the level of the specific transaction. Realized and unrealized gains and losses on instruments that hedge firm commitments are deferred and included in the measurement of the subsequent transaction; however, losses are deferred only to the extent of expected gains on the future commitment. Fees and commissions received or paid related to firm commitments are included in the measurement of the transaction when it occurs. Realized and unrealized gains and losses on instruments that hedge net capital exposure are recorded in stockholders' equity as foreign currency translation adjustments.

================================================================================

                        Accrual Accounting--BAC accounts for derivative financial instruments on an accrual basis when the cash flows generated from the hedging instruments fulfill the objective of the hedge strategy.

                        Under accrual accounting, interest income or expense on the hedging instrument is accrued and recorded as an adjustment to the interest income or expense related to the hedged item. BAC accounts for certain interest rate swaps and purchased interest rate option contracts (caps and floors) used as hedges on an accrual basis. Both interest rate swaps and purchased interest rate option contracts must reduce risk at the level of the specific transaction with effectiveness expected at the inception of the hedge and on an ongoing basis. Hedge effectiveness at the inception of the hedge and on an ongoing basis for interest rate swaps is assessed by matching the basis and terms of the hedging instruments with those of the underlying exposure. Hedge effectiveness at the inception of the hedge for purchased interest rate option contracts is assessed through the probability that changes in the fair value of the purchased interest rate contract will offset the changes in the fair value of the hedged item. There must be a clear economic relationship between the reference index of the purchased interest rate option contract and the reference index of the hedged item as well as a high level of correlation between these indexes during the relevant prior periods. On an ongoing basis, the ratio of the cumulative change in the price or interest rate movements on the index of the hedged item and the cumulative change in the price or interest rate movements on the index of the purchased interest rate option contract is monitored. If a high level of correlation is not being achieved, hedge accounting will be terminated.

                        Interest income or expense on derivative financial instruments accounted for using accrual accounting is reported in interest income--loans, interest expense-- deposits, and interest expense--long-term debt. Fees and commissions received or paid on interest rate swaps are deferred and amortized as an adjustment to the interest income or expense related to the hedged item over the term of the swap. Premiums paid for interest rate options are deferred as a prepaid expense and are amortized to interest income or expense over the term of the option.

                        Mark-to-Market Accounting--BAC accounts for derivative financial instruments on a mark-to-market basis when the market value of the hedging instrument fulfills the objectives of the hedge strategy, and the carrying value of the hedged item is fair value. Market value for these instruments is determined based on readily available market prices or by using pricing models where no market price is available. Under mark-to-market accounting, realized and unrealized gains and losses on the hedging instrument are reflected in the line items being hedged and recorded in income when they occur in conjunction with the gains and losses on the hedged item.

                        BAC accounts for certain interest rate swaps designated as hedges of available-for-sale securities on a mark-to-market basis. These interest rate swaps must reduce risk at the level of the specific transaction, with effectiveness expected at the inception of the hedge and on an ongoing basis. Hedge effectiveness at the inception of the hedge is assessed through the probability that changes in the fair value of the interest rate swap will offset the changes in the fair value of the available-for-sale security. There must be a clear economic relationship between the price of the available-for-sale security and the interest rate swap as well as a high level of correlation between these prices during the relevant prior periods. On an ongoing basis, the ratio of the cumulative change in the

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================


                        fair value of the interest rate swap and the cumulative change in the fair value of the available-for-sale security is monitored. If a high level of correlation is not being achieved, hedge accounting will be terminated. The accrual of interest payable and interest receivable on these interest rate swaps is reported in interest income--available-for-sale securities. Changes in the market values of these interest rate swaps, exclusive of net interest accruals, are reported in stockholders' equity on a net-of-tax basis.

                        If at any time a derivative financial instrument no longer qualifies for hedge accounting treatment, it is marked to market on a prospective basis and any deferred gain or loss associated with the hedging instrument is amortized over the original hedge period. When an anticipated transaction is no longer likely to occur, any deferred gain or loss associated with the hedging instrument is recognized immediately in the interest income or expense account related to the hedged item. If the item being hedged is sold, extinguished, terminated, or matures, hedge accounting is terminated. In this situation, any deferred gain or loss associated with the hedging instrument is treated as part of the carrying value of the item being hedged and, therefore, considered in calculating the gain or loss on the sold, extinguished, terminated, or matured item. If the related derivative contract is not terminated, it is marked to market on a prospective basis.

-------------------------------------------------------------------------------

NOTE 2.                 During the nine-month periods ended September 30, 1997
SUPPLEMENTAL            and 1996, BAC made interest payments on deposits and
DISCLOSURE OF CASH      other interest-bearing liabilities of $6,343 million and
FLOW INFORMATION        $5,942 million, respectively, and made net income tax
                        payments of $939 million and $951 million, respectively.
                        In addition, during the same periods foreclosures took place on loans with carrying values of $242 million and $358 million, respectively.

                        During the nine-month period ended September 30, 1997, BAC made payments on accrued liabilities of $18 million related to common stock repurchased during 1996. At September 30, 1997, BAC accrued a $6 million liability related to common stock repurchased during the nine-month period ended September 30, 1997.

--------------------------------------------------------------------------------

NOTE 3.                 During the nine-month period ended September 30, 1997,
AVAILABLE-FOR-SALE      BAC sold available-for-sale securities for aggregate
AND HELD-TO-MATURITY    proceeds of $1,447 million, resulting in gross
SECURITIES AND          realized gains of $80 million and gross realized
TRADING ACTIVITIES      losses of $13 million. During the nine-month period
                        ended September 30, 1996, BAC sold available-for-sale securities for aggregate proceeds of $1,127 million, resulting in gross realized gains of $63 million and gross realized losses of $22 million.

                        The fair values and amortized costs of available-for-sale and held-to-maturity securities were as follows:


                                 AVAILABLE-FOR-SALE           HELD-TO-MATURITY
                                     SECURITIES                   SECURITIES
                                -------------------          ------------------
                                   FAIR   AMORTIZED            FAIR   AMORTIZED
(IN MILLIONS)                     VALUE        COST           VALUE        COST
-------------------------------------------------------------------------------
September 30, 1997              $12,408     $12,251          $3,759      $3,689
June 30, 1997                    11,959      11,959           3,655       3,858
March 31, 1997                   11,532      11,701           3,666       3,972
December 31, 1996                12,113      12,059           3,920       4,138
September 30, 1996               11,717      11,765           3,892       4,200

================================================================================

                        The net unrealized gain on available-for-sale securities at September 30, 1997 included a $14 million unrealized gain on excess servicing assets primarily associated with credit card securitizations, which are included in other assets.

                        During the nine-month periods ended September 30, 1997 and 1996, trading income included net unrealized holding gains on trading securities of $10 million and $28 million, respectively. These amounts exclude the net unrealized trading results of the Parent's securities broker and dealer subsidiaries.

--------------------------------------------------------------------------------

NOTE 4.                 The trust preferred securities are issued by trusts all
TRUST PREFERRED         of whose outstanding common securities are owned by the
SECURITIES              Parent. Such common securities represent an aggregate
                        liquidation amount equal to 3 percent of the total capital of each trust. The sole assets of the trusts are junior subordinated deferrable interest debentures of the Parent.

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

                        In the third quarter and nine months ended September 30, 1997, distributions and amortization of deferred issuance costs on all of the trust preferred securities totaling $36 million and $107 million, respectively, were included in noninterest expense in the consolidated statement of operations.

                        For specific details on other trust preferred securities, refer to Note 15 on page 64 of BAC's 1996 Annual Report to Shareholders.

-------------------------------------------------------------------------------

NOTE 5.                 During the first quarter of 1997, BAC's Board of
STOCK REPURCHASE        Directors authorized an amendment to its existing
PROGRAM                 stock repurchase program. The amended program enables
                        the Parent to buy back up to an additional $3.0 billion of its common stock by the end of 1998 and to buy back or redeem up to an additional $1.0 billion of its preferred stock by the end of 1998.

                        During the nine months ended September 30, 1997, the Parent repurchased 24.3 million shares of its common stock under the amended and prior stock repurchase programs at an average per-share price of $60.79. These transactions reduced stockholders' equity by $1,475 million.

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

                        On July 13, 1997, the Parent redeemed all 798,020 outstanding shares of its 8.16% Cumulative Preferred Stock, Series L (Preferred Stock, Series L) reducing stockholders' equity by $399 million. The shares were represented by 15,960,392 depositary shares, each corresponding to a one-twentieth interest in a share of Preferred Stock, Series L. The redemption price was $25.00 per depositary share, plus accrued and unpaid dividends to the redemption date of $0.238 per depositary share.

                        On September 30, 1997, the Parent redeemed all 696,847 outstanding shares of its 7 7/8% Cumulative Preferred Stock, Series M (Preferred Stock, Series M) reducing stockholders' equity by $349 million. The shares were represented by 13,936,930 depositary shares, each corresponding to a one-twentieth interest in a share of Preferred Stock, Series M. The redemption price was $25.00 per depositary share, plus accrued and unpaid dividends to the redemption date of $0.15859 per depositary share.

                        In October 1997, the Parent announced that it will redeem all outstanding shares of its 8 1/2% Cumulative Preferred Stock, Series N on December 15, 1997, which will reduce stockholders' equity in the fourth quarter of 1997 by $234 million.

                        The remaining buyback and redemption authorities for common stock and preferred stock under the current amended program totaled $2.3 billion and $0.4 billion, respectively, at September 30, 1997.

===============================================================================

NOTE 6.                 The following is a summary of the components of income
INCOME TAXES            tax expense:


                                                    1997                  1996         NINE MONTHS ENDED
                                         -------------------------  ----------------     SEPTEMBER 30
                                           THIRD   SECOND    FIRST   FOURTH    THIRD   ------------------
(IN MILLIONS)                            QUARTER  QUARTER  QUARTER  QUARTER  QUARTER       1997      1996
---------------------------------------------------------------------------------------------------------
Provision for income taxes
Federal                                     $382    $ 359     $370     $265     $301    $1,111     $1,024
State and local                               91       86       84       58       90       261        278
Foreign                                       80       95       72       89       81       247        186
---------------------------------------------------------------------------------------------------------
                                            $553    $ 540     $526     $412     $472    $1,619     $1,488
--------------------------------------------=============================================================

                        BAC's estimated annual effective income tax rates for the nine-month periods ended September 30, 1997 and 1996 were 40.3 percent and 41.2 percent, respectively. These rates are higher than the federal statutory tax rate of
                        35.0 percent due principally to state income taxes.

--------------------------------------------------------------------------------

NOTE 7.                 Earnings per common share have been computed based on
EARNINGS PER            the following:
COMMON SHARE

                                                         1997                             1996                 NINE MONTHS ENDED
                                            -------------------------------    -----------------------           SEPTEMBER 30
(DOLLAR AMOUNTS IN MILLIONS,                  THIRD      SECOND      FIRST        FOURTH         THIRD       --------------------
SHARE AMOUNTS IN THOUSANDS)                 QUARTER     QUARTER    QUARTER       QUARTER       QUARTER          1997         1996
---------------------------------------------------------------------------------------------------------------------------------
Net income applicable to
 common stock                                  $797        $769       $746          $703          $640        $2,312       $1,985
Average number of common
 shares outstanding                         695,835     701,458    708,585/a/    715,609/a/    718,035/a/    701,959      724,628/a/
Average number of common
 and common equivalent
 shares outstanding                         718,384     719,514    726,800/a/    731,022/a/    731,343/a/    721,566      737,733/a/
Average number of common
 shares outstanding--
 assuming full dilution                     719,532     722,179    726,800/a/    732,416/a/    731,770/a/    722,837      738,683/a/
---------------------------------------------------------------------------------------------------------------------------------

/a/ Restated to reflect a two-for-one stock split effective June 2, 1997.

                        In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which is effective for periods ending after December 15, 1997. BAC expects to adopt SFAS No. 128 in the fourth quarter of 1997. At that time, BAC will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. SFAS No. 128 eliminates primary earnings per share and earnings per common share, assuming full dilution, and requires the presentation of basic and diluted earnings per share. As a result, under the new requirements, BAC's computation of earnings per common and common equivalent share will be replaced by earnings per common share, which excludes any dilutive effects of outstanding stock options and warrants. Also, BAC's computation of earnings per common share, assuming full dilution, will be replaced with diluted earnings per share and will be based on the average market price of BAC's common stock for the period. Had SFAS No. 128 been in effect, it would have resulted in an increase in earnings per common share of $0.03 for the third quarter of 1997, $0.03 for the second quarter of 1997, $0.02 for the first quarter of 1997, $0.02 for the fourth quarter of 1996, and $0.02 for the third quarter of 1996 as well as an increase of $0.09 and $0.05 for the nine months ended September 30, 1997 and 1996, respectively. Per share amounts for prior periods reflect a two-for-one stock split effective June 2, 1997. The impact of SFAS No. 128 on converting earnings per common share, assuming full dilution, to diluted earnings per share for the aforementioned periods is not material.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

NOTE 8.                 In the ordinary course of business, BAC enters into
OFF-BALANCE-SHEET       various types of transactions that involve
TRANSACTIONS            credit-related financial instruments and derivative
                        financial instruments that contain off-balance-sheet risk. Credit-related financial instruments are typically customer-driven, while derivative financial instruments are entered into both on behalf of customers and for BAC's own account in managing interest rate and foreign exchange risk.

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

                                                             1997                          1996
                                               ------------------------------       ------------------
(IN MILLIONS)                                  SEPT. 30    JUNE 30   MARCH 31       DEC. 31   SEPT. 30
------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Unutilized credit card lines                 $ 37,222   $ 38,028   $ 37,917      $ 36,897    $37,271
  Other commitments to extend credit/a/         109,971    106,590    101,128       100,234     92,965
Standby letters of credit/b/                     18,305     18,680     18,954        17,092     16,486
Commercial letters of credit                      3,354      4,186      3,677         4,064      3,833
------------------------------------------------------------------------------------------------------

/a/ Represents agreements to extend credit to customers for which BAC may have received fees. These commitments have specified interest rates and generally have fixed expiration dates and may be terminated by BAC if certain conditions of the contract are violated.
/b/ Net of participations sold of $3,306 million at September 30, 1997, $2,907 million at June 30, 1997, $3,102 million at March 31, 1997, $2,999 million at December 31, 1996, and $2,940 million at September 30, 1996.


                        INTEREST RATE, FOREIGN EXCHANGE, AND COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS

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

================================================================================

NOTIONAL AND CREDIT RISK AMOUNTS FOR DERIVATIVE
FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING
PURPOSES
-------------------------------------------------------------------------------------------------------------------------------


                                                                      SEPTEMBER 30, 1997                   DECEMBER 31, 1996
                                                                 ---------------------------         --------------------------
                                                                NOTIONAL            CREDIT           NOTIONAL            CREDIT
(IN MILLIONS)                                                     AMOUNT              RISK/a/          AMOUNT              RISK/a/
-------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest rate swaps                                           $  456,784            $1,973/b/      $  442,160            $2,968/b/
Futures and forward rate contracts:
  Commitments to purchase                                        146,063                36            138,381                34
  Commitments to sell                                            147,597                88            182,065               280
Written options                                                   30,562                 -/c/          32,679                 -/c/
Purchased options                                                 40,358               294             40,805               373
-------------------------------------------------------------------------------------------------------------------------------
                                                                 821,364             2,391            836,090             3,655

FOREIGN EXCHANGE CONTRACTS
Spot, forward, and futures contracts                             597,299             4,083            612,767             2,670
Written options                                                   40,789                 -/c/          24,840                 -/c/
Purchased options                                                 37,823               428             23,272               319
Currency swaps                                                    29,418               871             27,589               951
-------------------------------------------------------------------------------------------------------------------------------
                                                                 705,329             5,382            688,468             3,940

Stock index options and commodity contracts                        4,192               119              1,561                87
-------------------------------------------------------------------------------------------------------------------------------
                                                              $1,530,885/d/         $7,892         $1,526,119/e/         $7,682
--------------------------------------------------------------=================================================================

NOTIONAL AND CREDIT RISK AMOUNTS FOR DERIVATIVE
FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND
LIABILITY MANAGEMENT PURPOSES
-------------------------------------------------------------------------------------------------------------------------------

                                                                      SEPTEMBER 30, 1997                   DECEMBER 31, 1996
                                                                 ---------------------------         ---------------------------
                                                                 NOTIONAL           CREDIT           NOTIONAL             CREDIT
(IN MILLIONS)                                                     AMOUNT              RISK/a/          AMOUNT               RISK/a/
--------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest rate swaps                                             $ 50,030              $ 96           $ 46,445               $128
Futures and forward rate contracts                                74,094                 -             58,467                  -
Purchased options                                                 16,642                49             10,957                 81
--------------------------------------------------------------------------------------------------------------------------------
                                                                 140,766               145            115,869                209
FOREIGN EXCHANGE CONTRACTS
Spot, forward, and futures contracts                               1,810                 -              1,746                  -
Currency swaps                                                       780                 -                673                  -
--------------------------------------------------------------------------------------------------------------------------------
                                                                   2,590                 -              2,419                  -
--------------------------------------------------------------------------------------------------------------------------------
                                                                $143,356/d/            $145          $118,288/e/            $209
----------------------------------------------------------------================================================================

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

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

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

                        The tables on page 17 summarize the average and period-end fair values of each significant class of interest rate, foreign exchange and commodity derivative financial instruments outstanding in BAC's trading portfolio and the period-end fair values for each significant class of interest rate and foreign exchange derivative financial instruments outstanding in BAC's asset and liability management portfolio. Fair value amounts consist of unrealized gains and losses, accrued interest receivable and payable, and premiums paid or received, and take into account master netting agreements. The fair value amounts for the trading portfolio are disaggregated by gross unrealized gains (assets) and gross unrealized losses (liabilities), while the fair value amounts for the asset and liability management portfolio are shown on a net basis. Fair value amounts were generally calculated using discounted cash flow models based on current market yields for similar instruments and the maturity of each instrument.

================================================================================

                        FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
                        -----------------------------------------------------------------------------------------------------------
                                                                     SEPTEMBER 30, 1997                       DECEMBER 31, 1996
                                                                -----------------------------          ----------------------------
                                                                     AVERAGE                              AVERAGE
                                                                  FAIR VALUE                           FAIR VALUE
                                                                     FOR THE       PERIOD-END             FOR THE          YEAR-END
                         (IN MILLIONS)                          PERIOD ENDED/a/    FAIR VALUE          YEAR ENDED/a/     FAIR VALUE
                         ----------------------------------------------------------------------------------------------------------
                         INTEREST RATE CONTRACTS
                         Interest rate swaps:
                           Assets                                    $ 2,338          $ 1,973             $ 2,956           $ 2,968
                           Liabilities                                (2,080)          (1,867)             (2,661)           (2,820)
                         Futures and forward rate contracts:
                           Assets                                        158              124                 335               314
                           Liabilities                                  (147)            (106)               (331)             (329)
                         Written options                                (279)            (279)               (221)             (300)
                         Purchased options                               311              294                 307               373
                         ----------------------------------------------------------------------------------------------------------
                                                                         301              139                 385               206
                         FOREIGN EXCHANGE CONTRACTS
                         Spot, forward, and futures contracts:
                           Assets                                      4,172            4,083               2,358             2,670
                           Liabilities                                (4,127)          (3,863)             (2,709)           (2,842)
                         Written options                                (642)            (554)               (333)             (369)
                         Purchased options                               510              428                 283               319
                         Currency swaps:
                           Assets                                      1,094              871               1,137               951
                           Liabilities                                  (910)            (756)             (1,308)             (937)
                         ----------------------------------------------------------------------------------------------------------
                                                                          97              209                (572)             (208)
                         STOCK INDEX OPTIONS AND COMMODITY
                           CONTRACTS
                           Assets                                         58              119                  58                87
                           Liabilities                                   (54)            (116)                (25)              (36)
                         ----------------------------------------------------------------------------------------------------------
                                                                           4                3                  33                51
                         ----------------------------------------------------------------------------------------------------------
                                                                     $   402          $   351            $   (154)          $    49
                         --------------------------------------------==============================================================
                         /a/ Average fair value amounts are calculated based on monthly balances.


                         FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES
                         ----------------------------------------------------------------------------------------------------------
                         (IN MILLIONS)                                               SEPTEMBER 30, 1997           DECEMBER 31, 1996
                         ----------------------------------------------------------------------------------------------------------
                         INTEREST RATE CONTRACTS/a/
                         Interest rate swaps                                                      $(542)                      $(369)
                         Futures and forward rate contracts                                         (16)                        (26)
                         Purchased options                                                          (11)                         (4)
                         ----------------------------------------------------------------------------------------------------------
                                                                                                   (569)                       (399)
                         FOREIGN EXCHANGE CONTRACTS/a/
                         Spot, forward, and futures contracts                                         -                           -
                         Currency swaps                                                             (97)                        (63)
                         ----------------------------------------------------------------------------------------------------------
                                                                                                    (97)                        (63)
                         ----------------------------------------------------------------------------------------------------------
                                                                                                  $(666)                      $(462)
                         -------------------------------------------------------------------------=================================
                         /a/ Bracketed amounts reflect net liability positions.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

                        Trading Activities

                        Trading income represents the net amount earned from BAC's trading activities, which include entering into transactions to meet customer demand and taking positions for BAC's own account in a diverse range of financial instruments and markets. The profitability of these trading activities depends largely on the volume and diversity of the transactions BAC executes, the level of risk it is willing to assume, and the volatility of price and rate movements. Trading income, as disclosed in BAC's consolidated statement of operations, does not include the net interest income derived from interest rate, foreign exchange, and commodity derivative financial instruments associated with trading activities. However, the trading-related net interest income amounts are presented in the table below as they are considered in evaluating the overall profitability of those activities.

TRADING-RELATED INCOME
------------------------------------------------------------------------------------------------------------
                                         1997                          1996                NINE MONTHS ENDED
                              -------------------------------    -------------------          SEPTEMBER 30
                                THIRD      SECOND       FIRST     FOURTH       THIRD       -----------------
(IN MILLIONS)                 QUARTER     QUARTER     QUARTER    QUARTER     QUARTER          1997      1996
------------------------------------------------------------------------------------------------------------
TRADING INCOME
Interest rate                    $ 24        $ 17        $ 12       $ 19        $ 17          $ 53      $ 37
Foreign exchange                  106         107          92         64          64           305       252
Debt instruments                   93          94          84         51          72           271       207
------------------------------------------------------------------------------------------------------------
                                 $223        $218        $188       $134        $153          $629      $496
---------------------------------===========================================================================
OTHER TRADING-RELATED INCOME/a/
Interest rate                    $  6        $ 12        $ 10       $ 13        $  5          $ 28        18
Foreign exchange                    1           2           4          3           4             7        17
Debt instruments                   49          47          50         53          52           146       155
------------------------------------------------------------------------------------------------------------
                                 $ 56        $ 61        $ 64       $ 69        $ 61          $181      $190
---------------------------------===========================================================================

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

                        ASSET AND LIABILITY MANAGEMENT ACTIVITIES

                        BAC uses interest rate and foreign exchange derivative financial instruments to manage interest rate risk related to specific assets and liabilities, primarily fixed rate and adjustable rate residential mortgages, long-term debt, and deposits. Foreign exchange derivative financial instruments are used to hedge net capital exposure and

================================================================================

                        foreign currency exposures. For a detailed description of BAC's asset and liability management objectives and strategies used to achieve those objectives, refer to pages 76 through 78 of BAC's 1996 Annual Report to Shareholders.

                        The expected maturities and weighted average interest rates associated with BAC's asset and liability management interest rate swap portfolio at September 30, 1997 were not significantly different from those at year-end 1996.

--------------------------------------------------------------------------------

NOTE 9.                 BAC recorded a pre-tax restructuring charge of $280
RESTRUCTURING           million in the fourth quarter of 1996 as a result of
CHARGES                 decisions to implement a number of restructurings of
                        its business activities. The charge covered approximately $196 million for severance payments, approximately $72 million for premises, primarily reflecting the planned closure of 120 branches, and approximately $12 million for other costs affected by the actions. Management expects that the projects relating to these restructurings will be implemented in 1997 and completed by the end of 1998.

                        The severance payments will reflect an estimated reduction of 3,700 positions due to the restructuring of BAC's business activities. During 1997, 522 positions, 723 positions, and 364 positions were reduced during the first, second, and third quarters, respectively, reflecting a remaining balance of 2,091 positions at September 30, 1997. Following is a summary of changes in restructuring charges through the third quarter of 1997:



(IN MILLIONS)                              SEVERANCE     PREMISES       OTHER/a/      TOTAL
-------------------------------------------------------------------------------------------
Balance at January 1, 1997                      $196          $72         $12          $280

Payments                                          34            6           1            41
-------------------------------------------------------------------------------------------
Balance at March 31, 1997                        162           66          11           239

Payments                                          24            9           1            34
-------------------------------------------------------------------------------------------
Balance at June 30, 1997                         138           57          10           205

Payments                                          18           16           1            35
-------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                   $120          $41         $ 9          $170
------------------------------------------------===========================================

/a/ Includes equipment write-offs and other miscellaneous costs.

===============================================================================






                     [THIS PAGE INTENTIONALLY LEFT BLANK]

MANAGEMENT'S DISCUSSION AND ANALYSIS
HIGHLIGHTS
===============================================================================

                        The following is a summary of third-quarter 1997 financial information for BankAmerica Corporation and subsidiaries (BAC).

                        . BAC reported third-quarter 1997 earnings per share of $1.11, an increase of 28 percent from $0.87 for the same period a year ago. The per share results include the effects of a two-for-one stock split which was effective June 2, 1997. Net income for the third quarter of 1997 was $819 million, up 20 percent from $683 million for the third quarter of 1996.

                        . The return on average common equity was 16.82 percent, an increase of 266 basis points from the amount reported in the third quarter of 1996.

                        . BAC continued to effectively manage its capital through the following activities since the end of the second quarter:

                            - Completed the sale of the consumer finance subsidiary, Security Pacific Financial Services Inc. (SPFS);

                            - Completed the Robertson Stephens and Company acquisition on October 1;

                            - Decisions to exit Midwest retail facilities and to sell BA Housing Services, both of which were formally announced on October 15;

                            -   Securitized $750 million of credit card
                                receivables;

                            -   Sold $3.2 billion of residential first
                                mortgages;

                            - Redeemed its Series L and M preferred stock; and also announced in October that it will redeem Series N preferred stock which will reduce stockholders' equity by $234 million.

                        . Net interest income was up $42 million from the third quarter of 1996. BAC's net interest margin for the third quarter of 1997 was 4.06 percent, down 11 basis points from the comparable period a year ago.

                        . Noninterest income increased $351 million from the third quarter of 1996. Included in noninterest income for the third quarter of 1997 was a $246 million gain associated with the previously announced sale of SPFS. The effect of this gain was partially offset by charges of approximately $112 million for asset dispositions, personnel expenses, and other costs associated primarily with the decision to exit Midwest retail facilities. Excluding the effects of these items, noninterest income would have been $1,536 million, or an increase of $217 million over the same period in 1996.

===============================================================================

                 . Noninterest expense was $2,232 million, an increase of $151 million from the third quarter of 1996. Included in noninterest expense for the third quarter of 1997 were charges associated with multiple legal matters, writedowns on corporate real estate, and contributions to the BA Foundation. Included in noninterest expense for the third quarter of 1996 was a one-time assessment of $82 million associated with the recapitalization of the Savings Association Insurance Fund (SAIF). Without these items, noninterest expense would have been $2,092 million for the third quarter of 1997 compared to $1,999 million for the third quarter of last year, or an increase of $93 million.

                 . Nonaccrual assets were $930 million at September 30, 1997, an increase of $69 million, or 8 percent, from their June 30, 1997 level, but decreased $189 million, or 17 percent, from their September 30, 1996 level.

                 . The provision for credit losses was $260 million, up $10 million from the previous quarter and $25 million from the third quarter of 1996. Net credit losses were $259 million for the third quarter of 1997, an increase of $35 million and $33 million from the second quarter of 1997 and the third quarter of 1996, respectively.

                 . In connection with BAC's ongoing efforts to effectively manage capital, BAC repurchased 7.5 million shares of its common stock during the third quarter of 1997 at an average per-share price of $70.22, which reduced stockholders' equity by $525 million.

                 . On July 14, 1997, BAC redeemed all outstanding shares of its 8.16% Cumulative Preferred Stock, Series L, which reduced stockholders' equity by $399 million. In addition, on September 30, 1997, BAC redeemed all outstanding shares of its 7 7/8% Cumulative Preferred Stock, Series M, which reduced stockholders' equity by $349 million.

FINANCIAL HIGHLIGHTS
====================================================================================================================================

                                                                    1997                       1996               NINE MONTHS ENDED
                                                     --------------------------------  ---------------------        SEPTEMBER 30
(DOLLAR AMOUNTS IN MILLIONS,                           THIRD     SECOND     FIRST      FOURTH         THIRD      -------------------
EXCEPT PER SHARE DATA)                               QUARTER    QUARTER    QUARTER/a/ QUARTER/a,b/  QUARTER/a,c/    1997   1996/a,c/
------------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                                     $  4,451   $  4,359   $  4,240   $  4,238      $  4,206      $13,050   $ 12,421
Interest expense                                       2,257      2,165      2,066      2,108         2,054        6,488      5,964
-----------------------------------------------------------------------------------------------------------------------------------

  Net interest income                                  2,194      2,194      2,174      2,130         2,152        6,562      6,457
Provision for credit losses                              260        250        220        220           235          730        665
Noninterest income                                     1,670      1,442      1,385      1,499         1,319        4,497      3,913
Noninterest expense                                    2,232      2,047      2,033      2,250         2,081        6,312      6,091
-----------------------------------------------------------------------------------------------------------------------------------

  Income before income taxes                           1,372      1,339      1,306      1,159         1,155        4,017      3,614
Provision for income taxes                               553        540        526        412           472        1,619      1,488
-----------------------------------------------------------------------------------------------------------------------------------

      Net Income                                    $    819   $    799   $    780   $    747      $    683      $ 2,398   $  2,126
----------------------------------------------------===============================================================================
PER SHARE DATA
Earnings per common and common equivalent share     $   1.11   $   1.07   $   1.03   $   0.96      $   0.87      $  3.20   $   2.69
Earnings per common share -- assuming full dilution     1.11       1.07       1.03       0.96          0.87         3.20       2.69
Dividends declared per common share                    0.305      0.305      0.305       0.27          0.27        0.915       0.81
-----------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
Book value per common share at period end           $  27.51   $  26.88   $  26.25   $  26.00      $  25.46      $ 27.51   $  25.46
Common stock price range:
  High                                                77-7/8         69     61-7/8   51-15/16        42-5/8      77-7/8       42-5/8
  Low                                                64-9/16    49-9/16   47-11/16    41-1/16            36     47-11/16      29-3/8
Closing common stock price                           73-5/16    64-9/16    50-7/16     49-7/8       41-1/16      73-5/16    41-1/16
Average number of common and common
  equivalent shares outstanding (in thousands)       718,384    719,514    726,800    731,022       731,343      721,566    737,733
Average number of common shares outstanding
 -- assuming full dilution (in thousands)            719,532    722,179    726,800    732,416       731,770      722,837    738,683
Number of common shares outstanding at period
  end (in thousands)                                 693,468    698,407    704,708    710,534       717,651      693,468    717,651
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END
Loans                                               $166,986   $168,806   $167,338   $165,415      $161,833     $166,986   $161,833
Total assets                                         257,520    258,363    249,904    250,753       242,953      257,520    242,953
Deposits                                             171,413    173,168    168,999    168,015       164,901      171,413    164,901
Long-term debt                                        14,198     14,736     14,725     15,785        15,454       14,198     15,454
Common equity                                         19,078     18,772     18,501     18,471        18,270       19,078     18,270
Total equity                                          19,926     20,368     20,097     20,713        20,512       19,926     20,512
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Expense to revenue/d/                                  52.79%     52.93%     53.53%     54.01%        54.47%       53.08%     55.13%
Rate of return (based on net income) on:
  Average common equity                                16.82      16.73      16.50      15.24         14.16        16.69      14.92
  Average total equity                                 16.23      15.99      15.70      14.42         13.44        15.98      14.09
  Average total assets                                  1.26       1.26       1.25       1.21          1.12         1.26       1.18
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Ratio of common equity to total assets                  7.41%      7.27%      7.40%      7.37%         7.52%        7.41%      7.52%
Ratio of total equity to total assets                   7.74       7.88       8.04       8.26          8.44         7.74       8.44
Ratio of average total equity to average total
 assets                                                 7.78       7.86       7.99       8.40          8.29         7.88       8.39
-----------------------------------------------------------------------------------------------------------------------------------

/a/ Share and per share amounts and stock prices have been restated to reflect a two-for-one stock split effective June 2, 1997.
/b/ Includes the income statement effect of a $147 million nontaxable gain from the initial public offering of BA Merchant Services, Inc. (BAMS) common stock and a $280 million pre-tax restructuring charge.
/c/ Includes the income statement effect of a one-time SAIF assessment that increased noninterest expense by $82 million.
/d/ Excludes net other real estate owned expense, amortization of intangibles, expenses associated with trust preferred securities, the effects of a one-time assessment for SAIF in the third quarter of 1996, a restructuring charge and gain on the initial public offering of BAMS common stock incurred in the fourth quarter of 1996, a third-quarter 1997 gain on the sale of SPFS, and charges incurred in the third quarter of 1997 associated with the decision to exit Midwest retail facilities and with multiple legal matters, writedowns on corporate real estate, and contributions to the BA Foundation.

BUSINESS SECTORS
===============================================================================

SELECTED BUSINESS SECTOR DATA
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   NINE MONTHS ENDED SEPTEMBER 30/a/
                                         ------------------------------------------------------------------------------------------
                                                                                        U.S. CORPORATE AND
                                                TOTAL            CONSUMER BANKING/c/   INTERNATIONAL BANKING  MIDDLE MARKET BANKING
                                         -----------------     ------------------      ---------------------  ---------------------
(DOLLAR AMOUNTS IN MILLIONS)              1997       1996        1997        1996         1997          1996      1997         1996
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                     $6,562     $6,457      $4,154      $4,117       $1,147        $1,066     $ 663         $617
Noninterest income                       4,497      3,913       2,184       1,777        1,762         1,625       167          156
Noninterest expense                      6,312      6,091       3,827       3,784        1,552         1,467       381          373
-----------------------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE THE PROVISIONS FOR
    CREDIT LOSSES AND INCOME TAXES       4,747      4,279       2,511       2,110        1,357         1,224       449          400
Provision for credit losses                730        665         677         716          121           (20)       (5)         (21)
Provision for income taxes               1,619      1,488         783         633          473           498       192          172
-----------------------------------------------------------------------------------------------------------------------------------
  Net Income                             2,398      2,126       1,051         761          763           746       262          249
Preferred stock dividends                   86        141          40          65           27            44        10           16
-----------------------------------------------------------------------------------------------------------------------------------
  Net income attributable to
    common equity                       $2,312     $1,985      $1,011       $ 696        $ 736        $  702     $ 252         $233
---------------------------------------============================================================================================

SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                                  166,112   $157,421     $84,137     $82,007      $45,521       $41,697   $21,451      $19,101
Earning assets                         213,725    202,303      85,001      82,801       78,365        72,008    21,513       19,154
Total assets                           254,872    240,636      94,262      93,359      104,183        93,798    24,862       22,373
Deposits                               168,588    161,123      99,219      96,180       48,418        44,622     7,526        6,899
Common equity                           18,523     17,777       8,526       8,189        5,792         5,492     2,129        1,994

SELECTED FINANCIAL RATIOS
Return on average common equity          16.69%     14.92%      15.85%      11.35%      17.00%         17.09%    15.82%       15.60%
Expense to revenue/b/                    53.08      55.13       56.92       58.95       49.80          52.90     42.00        45.85
------------------------------------------------------------------------------------------------------------------------------------

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

                        The information set forth in the tables on pages 24 and 25 reflects the condensed income statements and selected average balance sheet line items and financial ratios by business sector. The information presented does not necessarily represent the business sectors' financial condition and results of operations as if they were independent entities. Results from prior periods are restated for changes in sector composition and in allocation and assignment methodologies to provide comparability. For a detailed discussion of the composition of each business sector, refer to pages 19 through 22 of BAC's 1996 Annual Report to Shareholders.

                        Consumer Banking--Consumer Banking's net income for the first nine months of 1997 was up $290 million, or 38 percent, from the amount for the same period last year. Net interest income increased primarily due to higher volumes on consumer installment and consumer lease financing loans. Partially offsetting these volume increases were reductions in

====================================================================================================================================
                                                                               NINE MONTHS ENDED SEPTEMBER 30/a/
                                                             -----------------------------------------------------------------------
                                                             COMMERCIAL REAL ESTATE      WEALTH MANAGEMENT            ALL OTHER
                                                             ----------------------      -----------------        ----------------
(DOLLAR AMOUNTS IN MILLIONS)                                      1997         1996      1997        1996         1997       1996
------------------------------------------------------------------------------------------------------------------------------------

OPERATING RESULTS
Net interest income                                               $336        $ 298      $138        $129         $124       $230
Noninterest income                                                  27           25       290         275           67         55
Noninterest expense                                                 85           80       343         322          124         65
------------------------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE THE PROVISIONS FOR
    CREDIT LOSSES AND INCOME TAXES                                 278          243        85          82           67        220
Provision for credit losses                                        (64)         (13)        -           1            1          2
Provision for income taxes                                         150          100        34          37          (13)        48
------------------------------------------------------------------------------------------------------------------------------------
  Net Income                                                       192          156        51          44           79        170
Preferred stock dividends                                            3            7         3           4            3          5
------------------------------------------------------------------------------------------------------------------------------------
  Net income attributable to
    common equity                                                 $189         $149      $ 48        $ 40         $ 76       $165
-----------------------------------------------------------------=================================================================

SELECTED AVERAGE
BALANCE SHEET COMPONENTS
Loans                                                           $9,224     $  9,795    $4,724      $4,222     $  1,055    $   599
Earning assets                                                   9,253        9,809     4,850       4,323       14,743     14,208
Total assets                                                     9,615       10,203     5,654       5,073       16,296     15,830
Deposits                                                         2,292        2,067     7,298       6,962        3,835      4,393
Common equity                                                      746          845       579         555          751        702

Selected Financial Ratios
Return on average common equity                                  33.94%       23.63%    11.00%       9.61%          NM         NM
Expense to revenue/b/                                            25.86        29.18     75.59       75.98           NM         NM
------------------------------------------------------------------------------------------------------------------------------------

/a/ For comparability purposes, both 1997 and 1996 amounts reflect BAC's business-sector allocation methodologies at September 30, 1997.
/b/ Excludes net other real estate owned expense, amortization of intangibles, expenses associated with trust preferred securities, the effects of a one-time assessment for SAIF in the third quarter of 1996, a third-quarter 1997 gain on the sale of SPFS, and charges incurred in the third quarter of 1997 associated with the decision to exit Midwest retail facilities and with multiple legal matters, writedowns on corporate real estate, and contributions to the BA Foundation.
/c/ Includes the income statement effect of the previously discussed one-time
    SAIF assessment.
NM  - Not meaningful.



                        residential real estate and credit card loans as a result of continued sales of residential mortgages and securitizations of credit card receivables. Noninterest income increased due to higher revenues from service charges on deposit accounts and from ATM fees in California, larger gains on the sales of residential first mortgages, and higher loan servicing revenue. The increase in loan servicing revenue resulted primarily from the effects of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). Also contributing to the increase in noninterest income was a $246 million gain associated with the previously announced sale of SPFS, which was partially offset by charges of approximately $112 million primarily associated with the decision to exit Midwest retail facilities. Noninterest income for the first nine months of 1996 included an $82 million gain from the sale of a Hong Kong consumer and commercial finance subsidiary. Noninterest expense for 1997 included charges connected with writedowns on corporate real estate and contributions to the BA Foundation, while 1996's noninterest expense included a one-time assessment of $82 million for the recapitalization of the SAIF. The increases in net interest income and noninterest income, coupled with BAC's efforts to keep noninterest expense at targeted levels, resulted in an expense-to-revenue ratio of 56.92 percent, a 203 basis point improvement from the same

================================================================================

                        period a year ago. Average loan outstandings grew
                        $2 billion, or 3 percent, from September 30, 1996, reflecting growth in manufactured housing loans, consumer auto loans, and lease financing, while a reduction in residential real estate loans partly offset this increase.

                        U.S. Corporate and International Banking--U.S. Corporate and International Banking's net income for the first nine months of 1997 increased $17 million, or 2 percent, from the amount reported for the same period a year ago. Higher net interest and noninterest income levels were offset by increases in noninterest expense and the provision for credit losses. The increase in net interest income resulted from higher earning asset balances. Noninterest income was up $137 million predominantly due to improved foreign exchange and trading account profits, higher securities gains and lower foreign exchange hedging losses, and increased gains on the sales of loans and other assets. Lower commitment fees partially offset the increases in noninterest income. In addition, noninterest income in 1996 included a $43 million gain on the liquidation of an Australian subsidiary and a $39 million gain that resulted from a reduction of BAC's equity interest in KorAm Bank, an Asian investment. The increase in the provision for credit losses was primarily related to an increase in loans placed on nonaccrual status and to the currency devaluation in Southeast Asia. The increases in net interest income and noninterest income, coupled with BAC's effort to keep noninterest expense at targeted levels, resulted in an expense-to-revenue ratio of
                        49.80 percent, a 310 basis point improvement from the same period a year ago.

                        Middle Market Banking--Middle Market Banking's net income for the first nine months of 1997 increased $13 million, or 5 percent, from the same period a year ago. Net interest income was up due to higher loan volumes and included a $9 million interest recovery during 1997.

                        Commercial Real Estate--Net income in the commercial real estate sector increased $36 million, or 23 percent, from the first nine months of 1996, largely due to an increase in net interest income coupled with a reduction in the provision for credit losses. Included in net interest income for 1997 was an interest recovery of $22 million. Improved credit quality of commercial real estate loans caused the decrease in the provision for credit losses.

                        Wealth Management--Wealth Management's net income was $51 million for the first nine months of 1997, an increase of $7 million, or 16 percent, from the same period a year ago. Noninterest income increased primarily due to higher trust fees, which were partially offset by lower mutual fund and annuity income. Noninterest expense was up during the first nine months of 1997 due to higher compensation and consultant expenses.

                        All Other--This sector includes the results from corporate asset and liability management activities (investment securities, federal funds purchased and sold, institutional and brokered deposits and intermediate debt), along with any residual differences between actual centrally managed external hedging results and the transfer of interest rate risk hedging to the appropriate business sectors. Also included in this sector are the residual income and expenses related to BAC's Institutional Trust and Securities Services
                        (ITSS) business, which the corporation had substantially divested by the end of the first quarter of 1996.

                        This sector's net income for the first nine months of 1997 decreased $91 million from the amount reported for the comparable period a year ago. Net interest income decreased $106 million due to lower results from corporate liquidity management activities. Noninterest income for the first nine months of 1996 included a $50 million pre-tax gain associated with the divestiture of the ITSS business. The increase in noninterest expense was primarily related to charges associated with multiple legal matters in 1997. In addition, noninterest expense in 1996 included expenses associated with the ITSS business.

OPERATING LEVERAGE AND CAPITAL MANAGEMENT
================================================================================

                        BAC continued to demonstrate effective management of operating leverage in the third quarter and nine months ended September 30, 1997. Operating leverage is achieved when the rate of revenue growth exceeds that of expenses. As shown in the table on page 28, revenue for the third quarter and nine months ended September 30, 1997 increased 11 percent and 7 percent, respectively, while noninterest expense increased 7 percent and 4 percent, respectively, from the same periods in 1996. For a detailed discussion of the increases in net interest income, noninterest income and expense, refer to pages 29 and 32 through 36.

                        Capital management objectives are achieved when the rates of growth in common shares outstanding and preferred stock dividends are below that of net income. As a result of BAC's stock repurchase program, the average number of common shares outstanding, assuming full dilution, decreased 2 percent in the third quarter and nine months ended September 30, 1997 from the comparable periods in the prior year. Additionally, preferred stock dividends decreased 49 percent and 39 percent for the third quarter and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. However, the decrease in preferred stock dividends is partially offset by the after-tax effect of noninterest expense related to expenses on trust preferred securities.

                        By increasing revenues, effectively managing expenses, and taking strategic capital management steps, BAC reported increases in net income for the third quarter and nine months ended September 30, 1997 of 20 percent and 13 percent, respectively, from the comparable periods last year. In addition, the rate of return on average common equity increased 266 basis points and 177 basis points for the third quarter and nine months ended September 30, 1997, respectively, from the same periods in 1996.

====================================================================================================================================

OPERATING LEVERAGE AND CAPITAL MANAGEMENT
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               NINE MONTHS ENDED
                                                       THIRD QUARTER                              SEPTEMBER 30
(DOLLAR AMOUNTS IN MILLIONS,                        ------------------    PERCENTAGE           ------------------      PERCENTAGE
EXCEPT PER SHARE DATA)                                1997        1996        CHANGE             1997        1996          CHANGE
------------------------------------------------------------------------------------------------------------------------------------
OPERATING LEVERAGE COMPONENTS
Net interest income                                 $2,194      $2,152             2%         $ 6,562      $6,457               2%
Noninterest income                                   1,670       1,319            27            4,497       3,913              15
  Total revenue                                      3,864       3,471            11           11,059      10,370               7
Noninterest expense                                  2,232       2,081             7            6,312       6,091               4
Operating income/a/                                  1,632       1,390            17            4,747       4,279              11
Provision for credit losses                            260         235            11              730         665              10
Provision for income taxes                             553         472            17            1,619       1,488               9

CAPITAL MANAGEMENT COMPONENTS
Net income                                             819         683            20            2,398       2,126              13
Preferred stock dividends                               22          43           (49)              86         141             (39)
Net income applicable to common stock                  797         640            25            2,312       1,985              16
Average number of common shares outstanding --
  assuming full dilution (in thousands)            719,532     731,770/b/         (2)         722,837     738,683/b/           (2)

Earnings per common share --
  assuming full dilution                           $  1.11     $  0.87/b/         28          $  3.20     $  2.69/b/           19
Average common equity                               18,787      17,963             5           18,523      17,777               4
Rate of return on average common equity              16.82%      14.16%          266bp          16.69%      14.92%            177bp
------------------------------------------------------------------------------------------------------------------------------------

/a/ Represents net income before the provisions for credit losses and income taxes.
/b/ Restated to reflect a two-for-one stock split effective June 2, 1997.
bp  - Basis points.

RESULTS OF OPERATIONS
================================================================================

NET INTEREST            Taxable-equivalent net interest income for the third
INCOME                  quarter and the first nine months of 1997 was $2,203
                        million and $6,583 million, respectively, up $46 million and $115 million from the corresponding periods of 1996.
                        The increases primarily resulted from growth in earning assets, partially offset by an increase in the cost of funds. Excluding the effects of credit card securitizations, taxable-equivalent net interest income would have increased $93 million and $237 million in the third quarter and first nine months of 1997, respectively, from the comparable 1996 periods.

                        Average earning assets totaled $216.2 billion and $213.7 billion in the third quarter and first nine months of 1997, respectively, up $9.5 billion and $11.4 billion from the same periods in 1996. The increases were largely attributable to growth in most segments of the loan portfolio as average loans increased $6.1 billion and $8.7 billion from the third quarter and first nine months of 1996, respectively. In addition, trading account assets rose $4.0 billion and $3.1 billion from the third quarter and first nine months of 1996, respectively.

                        BAC's net interest margin for the third quarter and first nine months of 1997 was 4.06 percent and 4.11 percent, respectively, down 11 and 15 basis points from the comparable periods a year ago. The yield on average earning assets for the third quarter of 1997 increased
                        9 basis points from the third quarter of 1996. This increase reflects higher yields on: securities purchased under resale agreements due to the netting of certain positions with securities sold under repurchase agreements; construction and development loans secured by real estate due to a higher level of interest recoveries; and loans for purchasing or carrying securities due to an increase in fees. The yield on average earning assets for the first nine months of 1997 decreased 3 basis points from the comparable period a year ago. This decrease was primarily due to lower prevailing market rates and an increase in lower yielding trading portfolio assets, partially offset by the above items that increased the yield for the third quarter of 1997. The cost of funds for the third quarter and first nine months of 1997 increased from the third quarter and first nine months of 1996 primarily due to increased rates on domestic interest-bearing deposits, the largest component of interest-bearing liabilities. In addition, BAC has experienced a shift in the mix of liabilities toward wholesale funding sources, including foreign interest-bearing deposits and domestic purchased funds, which are more costly than traditional core deposits.

                        BAC's net interest income and margin include the recognition of hedging with certain on- and off-balance sheet financial instruments. The recognition of hedging with derivative financial instruments reduced BAC's net interest income results by approximately $30 million and $65 million in the third quarter and first nine months of 1997, compared with an approximate decrease of $5 million and an approximate increase of $25 million, respectively, in the corresponding periods of 1996.

====================================================================================================================================

AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
------------------------------------------------------------------------------------------------------------------------------------
                                                        THIRD QUARTER 1997                         THIRD QUARTER 1996
                                                   ---------------------------------         --------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                        BALANCE/a/ INTEREST/b/   RATE/b/         BALANCE/a/  INTEREST/b/ RATE/b/
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-bearing deposits in banks                 $  6,282    $    107      6.79%          $  5,518     $     95    6.86%
Federal funds sold                                    1,037          14      5.65                664            9    5.38
Securities purchased under resale agreements          9,930         208      8.29/f/          11,793          178    6.01
Trading account assets                               17,316         325      7.44             13,270          269    8.06
Available-for-sale securities/c,d/                   11,984         209      6.95             11,373          210    7.34
Held-to-maturity securities/d/                        3,753          69      7.35              4,221           78    7.40
Domestic loans:
  Consumer-residential first mortgages               34,935         643      7.36             38,291          715    7.46
  Consumer-residential junior mortgages              14,955         318      8.44             14,469          311    8.56
  Consumer-credit card                                7,635         283     14.80              8,967          324   14.43
  Other consumer                                     20,642         493      9.47             17,635          438    9.88
  Commercial and industrial                          33,627         683      8.05             32,790          636    7.73
  Commercial loans secured by real estate            12,743         298      9.36             11,696          254    8.69
  Financial institutions                              3,171          39      4.93              2,742           31    4.51
  Lease financing                                     2,699          38      5.58              2,106           32    5.92
  Construction and development loans
    secured by real estate                            2,280          82     14.21/g/           2,649           82   12.25
  Loans for purchasing or carrying securities         2,035          59     11.45/h/           1,167           19    6.51
  Agricultural                                        1,834          40      8.72              1,574           34    8.50
  Other                                               1,562          26      6.54              1,141           19    6.91
                                                    -------       -----                      -------       ------
    Total domestic loans                            138,118       3,002      8.65            135,227        2,895    8.54
Foreign loans                                        27,734         526      7.52             24,552          477    7.73
                                                    -------       -----                      -------       ------
    Total loans/c/                                  165,852       3,528      8.46            159,779        3,372    8.41
                                                    -------       -----                      -------       ------
    Total earning assets                            216,154      $4,460      8.21            206,618       $4,211    8.12
                                                                 ======                                    ======
Nonearning assets                                    44,758                                   40,684
Less:  Allowance for credit losses                    3,532                                    3,533
                                                    -------                                  -------
        TOTAL ASSETS                               $257,380                                 $243,769
                                                    =======                                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                      $  5,110    $     22      1.70%          $ 13,091     $     40    1.20%
  Savings                                            11,726          61      2.08             12,903           66    2.04
  Money market                                       40,343         289      2.84             27,732          225    3.24
  Time                                               30,388         437      5.71             30,367          392    5.13
                                                    -------       -----                      -------       ------
    Total domestic interest-bearing deposits         87,567         809      3.67             84,093          723    3.42
Foreign interest-bearing deposits:
  Banks located in foreign countries                 13,308         207      6.18             12,120          173    5.68
  Governments and official institutions              11,475         160      5.52             10,630          139    5.20
  Time, savings, and other                           21,229         326      6.09             18,992          297    6.22
                                                    -------       -----                      -------       ------
    Total foreign interest-bearing deposits          46,012         693      5.87             41,742          609    5.80
                                                    -------       -----                      -------       ------
    Total interest-bearing deposits                 133,579       1,502      4.40            125,835        1,332    4.21
Federal funds purchased                                 795          11      5.40              1,225           17    5.33
Securities sold under repurchase agreements          12,435         227      7.25/f/          13,471          201    5.92
Other short-term borrowings                          17,941         268      5.91             16,104          243    6.01
Long-term debt                                       14,183         249      6.96             15,174          261    6.84
                                                    -------       -----                      -------       ------
    TOTAL INTEREST-BEARING LIABILITIES              178,933      $2,257      5.00            171,809       $2,054    4.76
                                                                 ======                                    ======

Domestic noninterest-bearing deposits                35,040                                   34,081
Foreign noninterest-bearing deposits                  1,660                                    1,598
Other noninterest-bearing liabilities                19,851                                   16,076
                                                    -------                                  -------
    Total liabilities                               235,484                                  223,564
Trust preferred securities/e/                         1,873                                        -
Stockholders' equity                                 20,023                                   20,205
                                                    -------                                  -------
        Total Liabilities and Stockholders' Equity $257,380                                 $243,769
                                                    =======                                  =======

Interest income as a percentage of average earning assets                    8.21%                                   8.12%
Interest expense as a percentage of average earning assets                  (4.15)                                  (3.95)
                                                                            -----                                    -----
        NET INTEREST MARGIN                                                  4.06%                                   4.17%
                                                                            =====                                    =====
------------------------------------------------------------------------------------------------------------------------------------


=================================================================================================================================


---------------------------------------------------------------------------------------------------------------------------------
                                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                    -----------------------------------------------------------------------------
                                                                   1997                                        1996
                                                    ---------------------------------           ---------------------------------
                                                    BALANCE/a/    INTEREST/b/    RATE/b/        BALANCE/a/    INTEREST/b/    RATE/b/
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                 $  6,326        $   311       6.58%         $  5,662        $   308       7.26%
Federal funds sold                                      753             31       5.55               545             22       5.39
Securities purchased under resale agreements          9,674            543       7.50/f/         10,753            509       6.33
Trading account assets                               15,315            895       7.81            12,257            733       7.99
Available-for-sale securities/c,d/                   11,619            612       7.02            11,256            638       7.56
Held-to-maturity securities/d/                        3,926            228       7.74             4,409            246       7.44
Domestic loans:
  Consumer-residential first mortgages               35,961          1,995       7.40            37,666          2,111       7.47
  Consumer-residential junior mortgages              14,909            947       8.49            14,143            913       8.62
  Consumer-credit card                                8,084            887      14.62             9,003            988      14.62
  Other consumer                                     20,325          1,470       9.67            17,043          1,263       9.90
  Commercial and industrial                          33,964          2,007       7.90            32,775          1,912       7.80
  Commercial loans secured by real estate            12,574            846       8.97            11,282            749       8.85
  Financial institutions                              3,104            115       4.94             2,856             95       4.44
  Lease financing                                     2,741            115       5.63             2,000             96       6.40
  Construction and development loans
    secured by real estate                            2,263            226      13.35/g/          2,955            240      10.85
  Loans for purchasing or carrying securities         1,905            132       9.28/h/          1,171             58       6.64
  Agricultural                                        1,637            107       8.73             1,599            105       8.76
  Other                                               1,433             67       6.24             1,153             58       6.77
                                                   --------        -------                     --------        -------
    Total domestic loans                            138,900          8,914       8.57           133,646          8,588       8.58
Foreign loans                                        27,212          1,537       7.55            23,775          1,388       7.80
                                                   --------        -------                     --------        -------
    Total loans/c/                                  166,112         10,451       8.40           157,421          9,976       8.46
                                                   --------        -------                     --------        -------
    Total earning assets                            213,725        $13,071       8.17           202,303        $12,432       8.20
                                                                   =======                                     =======
Nonearning assets                                    44,691                                      41,858
Less:  Allowance for credit losses                    3,544                                       3,525
                                                   --------                                    --------
        TOTAL ASSETS                               $254,872                                    $240,636
                                                   ========                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                      $  5,797        $    67       1.54%         $ 13,178        $   119       1.20%
  Savings                                            11,942            184       2.06            13,003            199       2.05
  Money market                                       37,232            816       2.93            27,796            662       3.18
  Time                                               30,125          1,235       5.48            30,057          1,130       5.02
                                                   --------        -------                     --------        -------
    Total domestic interest-bearing deposits         85,096          2,302       3.62            84,034          2,110       3.36
Foreign interest-bearing deposits:
  Banks located in foreign countries                 13,234            583       5.89            13,169            581       5.89
  Governments and official institutions              11,152            451       5.40             9,440            372       5.26
  Time, savings, and other                           21,115            956       6.06            18,858            890       6.31
                                                   --------        -------                     --------        -------
    Total foreign interest-bearing deposits          45,501          1,990       5.85            41,467          1,843       5.94
                                                   --------        -------                     --------        -------
    Total interest-bearing deposits                 130,597          4,292       4.39           125,501          3,953       4.21
Federal funds purchased                               1,070             43       5.38             1,472             59       5.32
Securities sold under repurchase agreements          11,046            554       6.71/f/         12,117            540       5.95
Other short-term borrowings                          18,405            830       6.03            13,780            629       6.10
Long-term debt                                       14,836            769       6.93            15,265            783       6.86
                                                   --------        -------                     --------        -------
    Total interest-bearing liabilities              175,954        $ 6,488       4.93           168,135        $ 5,964       4.74
                                                                   =======                                     =======
Domestic noninterest-bearing deposits                36,289                                      34,025
Foreign noninterest-bearing deposits                  1,702                                       1,597
Other noninterest-bearing liabilities                19,003                                      16,725
                                                   --------                                    --------
    Total liabilities                               232,948                                     220,482
Trust preferred securities/e/                         1,852                                           -
Stockholders' equity                                 20,072                                      20,154
                                                   --------                                    --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $254,872                                    $240,636
                                                   ========                                    ========
Interest income as a percentage of average
 earning assets                                                                  8.17%                                       8.20%
Interest expense as a percentage of average
 earning assets                                                                 (4.06)                                      (3.94)
                                                                                -----                                       -----
      Net Interest Margin                                                        4.11%                                       4.26%
                                                                                =====                                       =====
------------------------------------------------------------------------------------------------------------------------------------

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 40 percent.
/c/ Average balances include nonaccrual assets.
/d/ Refer to the table on page 39 of the Balance Sheet Review section for more detail on available-for-sale and held-to-maturity securities.
/e/ Trust preferred securities represent corporation obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of the corporation. Related expenses are included in noninterest expense.
/f/ Rates reflect a higher level of offsetting average balances between securities purchased under resale agreements and securities sold under repurchase agreements during the third quarter and first nine months of 1997 as compared to the same periods in 1996.
/g/ Rates reflect a higher level of interest recoveries on nonaccrual loans during the third quarter and first nine months of 1997 as compared to the same periods in 1996.
/h/ Rates reflect an increase in fees during the third quarter and first nine months of 1997 as compared to the same periods in 1996.

================================================================================

NONINTEREST             Noninterest income for the third quarter and first nine
INCOME                  months of 1997 was $1,670 million and $4,497 million,
                        respectively, representing increases of $351 million and $584 million from the comparable periods in 1996.
                        Noninterest income for the third quarter of 1997 included a $246 million pre-tax gain associated with the previously announced sale of SPFS. The effect of this gain was partially offset by charges of approximately
                        $112 million for asset dispositions, personnel expenses, and other costs associated primarily with the decision to exit Midwest retail facilities. In addition, noninterest income for the second quarter of 1996 included an $82 million pre-tax gain from the sale of a Hong Kong consumer and commercial finance subsidiary.
                        Furthermore, noninterest income for the first quarter of 1996 included a $50 million pre-tax gain associated with the divestiture of BAC's ITSS business. Excluding the above items, noninterest income would have increased
                        $217 million, or 16 percent, and $582 million, or 15 percent, in the third quarter and first nine months of 1997, respectively, from the comparable periods last year. The increase reflected growth in fees and commissions, trading income, and other noninterest income.

                        Fees and commissions, the largest component of noninterest income, for the third quarter and first nine months of 1997 increased by $96 million and $276 million, respectively, from the same periods a year ago. The growth in fees and commissions of 11 percent during both the current quarter and first nine months of 1997 over last year reflects BAC's continued focus on expanding its fee-generating activities. Revenues earned from retail deposit account fees rose $12 million and $46 million for the third quarter and first nine months of 1997, respectively, compared with the corresponding periods in 1996, primarily due to an increase in the volume of fee-generating accounts. Other fees and commissions rose $64 million and $203 million for the third quarter and first nine months of 1997, respectively, from the comparable periods in the prior year. These increases were primarily attributable to increased revenues from loan fees and charges as well as ATM fees. Loan fees and charges are reported net of amortization expense and valuation adjustments on mortgage servicing assets and, commencing the first quarter of 1997, other consumer loan servicing assets, which are recognized in connection with the requirements of SFAS No. 125. The increase in loan fees and charges resulted primarily from the effects of SFAS No. 125 as well as higher revenues from late payment and overlimit charges on credit card accounts. These increases were partially offset by an increase in the amortization expense and valuation adjustments on servicing assets. The growth in ATM fees was largely attributable to expanded transaction volume as well as surcharges levied on nonbank customers.

                        Trading income increased $70 million, or 46 percent, and $133 million, or 27 percent, in the third quarter and first nine months of 1997, respectively, from the comparable periods a year ago. The improved performance for the first nine months of 1997 was largely attributable to BAC's trading activities in foreign exchange and emerging market debt securities in the second and third quarters of 1997, in addition to investments in domestic debt securities in the first quarter of 1997. For more information on the functional components of trading income, refer to Note 8 of the Notes to Consolidated Financial Statements on pages 14 through 19.

==============================================================================================================================

NONINTEREST INCOME
------------------------------------------------------------------------------------------------------------------------------
                                                                                                            NINE MONTHS ENDED
                                                                          THIRD QUARTER                        SEPTEMBER 30
                                                                       --------------------                 ------------------
(IN MILLIONS)                                                            1997          1996                 1997          1996
------------------------------------------------------------------------------------------------------------------------------

FEES AND COMMISSIONS
Deposit account fees:
  Retail                                                               $  273        $  261               $  816        $  770
  Commercial                                                               91            84                  269           265
Credit card fees:
  Membership                                                                5             6                   16            23
  Other                                                                    91            86                  260           238
Trust fees:
  Corporate and employee benefit                                            2             2                    7            15
  Personal and other                                                       60            51                  173           157
Other fees and commissions:
  Loan fees and charges                                                   162            92                  448           258
  Off-balance-sheet credit-related instrument fees                         78            91                  230           264
  Financial services fees                                                  57            64                  150           152
  Mutual fund and annuity commissions                                      17            23                   69            75
  Other                                                                   110            90                  319           264
------------------------------------------------------------------------------------------------------------------------------
                                                                          946           850                2,757         2,481
------------------------------------------------------------------------------------------------------------------------------
TRADING INCOME                                                            223           153                  629           496
------------------------------------------------------------------------------------------------------------------------------
OTHER NONINTEREST INCOME
Private equity investment activities                                      140            97                  322           319
Net gain on sales of subsidiaries and operations                          139            41                  179           175
Net gain on sales of  loans                                                53            25                  156            69
Net gain on available-for-sale securities                                  33             7                   67            41
Other income                                                              136           146                  387           332
------------------------------------------------------------------------------------------------------------------------------
                                                                          501           316                1,111           936
------------------------------------------------------------------------------------------------------------------------------
                                                                       $1,670        $1,319               $4,497        $3,913
-----------------------------------------------------------------------=======================================================

                        Other noninterest income totaled $501 million and $1,111 million in the third quarter and first nine months of 1997, respectively, representing increases of $185 million from the third quarter of last year and $175 million from the first nine months of 1996. Excluding the items discussed on the previous page, other noninterest income would have increased $51 million, or 16 percent, in the third quarter of 1997, and would have increased $173 million, or 22 percent, in the first nine months of 1997 compared to the same periods last year. These increases included higher income related to private equity investment activities, net gain on sales of loans, and net gain on available-for-sale securities, partially offset by a third quarter 1997 decrease in net gain on sales of subsidiaries and operations.

                        Income related to private equity investment activities increased $43 million and $3 million in the third quarter and first nine months of 1997, respectively, from the same periods in the previous year. The increases reflected higher realized capital gains which were mainly related to the sale of an investment from the venture capital portfolio during the third quarter of 1997.

===============================================================================

                        Net gain on sales of loans was higher by $28 million and $87 million for the third quarter and first nine months of 1997, respectively, compared to the same periods in 1996. The increases were largely due to growth in the sales of residential mortgages and commercial and industrial loans.

                        Net gain on available-for-sale securities grew $26 million in the third quarter and first nine months of 1997 in comparison to the corresponding periods last year. The growth in each period primarily reflected improved venture capital results in the third quarter of 1997 compared to the same quarter last year.

                        Other income declined $10 million in the third quarter of 1997 and increased $55 million in the first nine months of 1997 from the amounts reported a year ago. Other income for the third quarter of 1996 included a $43 million gain on the liquidation of an Australian subsidiary. The growth in the first nine months of 1997 included higher income related to equity investments in affiliates and joint ventures, and other earnings.

                        Net gain on sales of subsidiaries and operations increased $98 million in the third quarter of 1997 from the corresponding period in 1996. Excluding the SPFS transaction and the Midwest retail decision discussed on page 32, net gain on sales of subsidiaries and operations would have decreased $36 million in the third quarter of 1997 from the comparable period last year. The decline in the current quarter was mainly due to a $39 million gain in the third quarter of 1996 that resulted from a reduction of BAC's equity interest in KorAm Bank, an Asian investment.

===============================================================================

NONINTEREST             Noninterest expense for the third quarter and first
EXPENSE                 nine months of 1997 was $2,232 million and $6,312
                        million, respectively, representing increases of $151 million and $221 million, respectively, from the corresponding periods in 1996. Noninterest expense in the third quarter and first nine months of 1997 included expenses associated with trust preferred securities of $36 million and $107 million, respectively. Noninterest expense for third quarter 1997 included charges associated with multiple legal matters, writedowns on corporate real estate, and contributions to the BA
                        Foundation. Included in noninterest expense for the third quarter of 1996 was a one-time assessment of $82 million associated with the recapitalization of the SAIF. Excluding these items, noninterest expense would have increased $57 million, or 3 percent, and $56 million, or less than one percent, in the third quarter and first nine months of 1997, respectively, from the comparable periods in 1996. The increases mainly reflect higher personnel expense, partially offset by a decline in other noninterest expense compared to the same periods a year ago.

                        Personnel expense, the largest component of noninterest expense, was $1,069 million in the third quarter of 1997, up $56 million, or 6 percent, from the same quarter last year. Personnel expense was $3,159 million in the first nine months of 1997, up $96 million, or approximately 3 percent, from the comparable period last year. The increases from the corresponding periods in 1996 were primarily associated with variable pay related to incentive plans and other compensation. BAC's staff level on a full-time-equivalent (FTE) basis was approximately 76,000 at September 30, 1997, down from approximately 78,200 at September 30, 1996. FTE is a measurement equal to one full-time employee working a standard day. BAC had approximately 89,500 employees, both full-time and part-time, at September 30, 1997, down from approximately 92,700 at September 30, 1996.

                        Other noninterest expense was $789 million and $2,055 million in the third quarter and first nine months of 1997, respectively. Excluding the expenses described above, other noninterest expense would have been $613 million in the third quarter of 1997, a decrease of $5 million over the same quarter last year, mainly reflecting a decline in other real estate owned, advertising, and other expenses which was partially offset by higher professional service fees as well as an increase in other expenses. Excluding the expenses described above, other noninterest expense would have been $1,808 million in the first nine months of 1997, down $55 million over the comparable period in 1996. The decrease in the first nine months of 1997 was mainly due to a decline in advertising expenditures and other expenses compared to the corresponding period in the prior year.

                        BAC's noninterest expense for the third quarter of 1997 and for several preceding quarters has included charges incurred in connection with making its computer systems year 2000 compliant. BAC expects to continue incurring charges related to this project through the year 2000, however, none of these costs are expected to materially impact its results of operations in any one period. In addition, a significant portion of these costs are not expected to be incremental to BAC but instead will constitute a reassignment of existing internal systems technology resources. BAC believes that its plans for dealing with the year 2000 issue will result in timely and adequate modifications of its systems and technology. Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures BAC undertakes, but also on the way in which the year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to, or receive data from, BAC, or whose financial condition or operational capability is important to BAC as borrowers, suppliers, or customers. Therefore, BAC is communicating with these parties to ensure they are aware of the year 2000 issue, to learn how they are addressing it, and to evaluate any likely impact on BAC.

================================================================================================================================

NONINTEREST EXPENSE
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            NINE MONTHS ENDED
                                                                  THIRD QUARTER                               SEPTEMBER 30
                                                              -----------------------                   ------------------------
(IN MILLIONS)                                                   1997             1996                     1997              1996
--------------------------------------------------------------------------------------------------------------------------------
PERSONNEL
Salaries                                                      $  892           $  822                   $2,604            $2,457
Employee benefits                                                177              191                      555               606
--------------------------------------------------------------------------------------------------------------------------------
                                                               1,069            1,013                    3,159             3,063
--------------------------------------------------------------------------------------------------------------------------------
OCCUPANCY AND EQUIPMENT
Occupancy                                                        192              188                      561               564
Equipment                                                        182              180                      537               518
--------------------------------------------------------------------------------------------------------------------------------
                                                                 374              368                    1,098             1,082
--------------------------------------------------------------------------------------------------------------------------------
OTHER NONINTEREST EXPENSE
Communications                                                    95               89                      284               271
Amortization of intangibles                                       88               93                      268               281
Professional services                                            107               87                      264               248
Regulatory fees and related expenses                              10               95                       30               121
Other expense                                                    489              336                    1,209             1,025
--------------------------------------------------------------------------------------------------------------------------------
                                                                 789              700                    2,055             1,946
--------------------------------------------------------------------------------------------------------------------------------
                                                              $2,232           $2,081                   $6,312            $6,091
--------------------------------------------------------------==================================================================
Full-time-equivalent staff at period end                      76,000           78,200
Employees at period end                                       89,500           92,700
--------------------------------------------------------------------------------------------------------------------------------

INCOME                  The provision for income taxes was $553 million and
TAXES                   $1,619 million for the third quarter and first nine
                        months of 1997, respectively, reflecting a forecasted annual effective income tax rate of 40.3 percent. The provision for income taxes for the third quarter and first nine months of 1996 was $472 million and $1,488 million, respectively, which had reflected a forecasted annual effective income tax rate of 41.2 percent.

                        For further information concerning BAC's provision for federal, state, and foreign income taxes for the most recent five quarters, refer to Note 6 of the Notes to Consolidated Financial Statements on page 13.

BALANCE SHEET REVIEW
===============================================================================

                        Interest-earning assets totaled $215 billion at September 30, 1997, up $8 billion, or 4 percent, from year-end 1996. Growth in interest-earning assets, primarily trading account assets, securities purchased under resale agreements, and loans, was funded primarily by increases in securities sold under repurchase agreements, and other short-term borrowings.

                        Total deposits at September 30, 1997 was $171.4 billion, an increase of $3.4 billion from December 31, 1996.
                        The growth was partially attributable to a $1.7 billion increase in foreign interest-bearing deposits that resulted from BAC's continued participation in selected global markets. Also contributing to the growth was a $1.5 billion increase in total domestic deposits due to an increase in money market accounts. Interest-bearing domestic deposits increased and noninterest-bearing domestic deposits decreased by approximately $9 billion, respectively, at September 30, 1997 from year-end 1996 due to a transfer from noninterest-bearing domestic deposits. The transfer occurred as part of an initiative to reduce reserve requirements on noninterest-bearing deposits at the Federal Reserve Bank. Excluding this transfer, the balances of the interest-bearing and noninterest-bearing domestic deposits would have been approximately $85 billion and $40 billion, respectively, at September 30, 1997.

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

===============================================================================

CREDIT CARD             BAC securitized and sold $2,971 million in credit card
SECURITIZATION          receivables since mid-1996. The securitizations affect,
                        among other things, the manner and time period in which revenue is reported in the statement of operations. The amounts that would otherwise be included in net interest revenue are instead included in noninterest income as fees and commissions, net of any credit losses on the securitized portion of the credit card portfolio.

                        The table below shows the impact of the securitization of credit card receivables on BAC's results of operations and financial position as of September 30, 1997. The table includes the effects of the adoption of SFAS No. 125, which requires the recognition of gains and amortized cost resulting from the securitization transactions.

===================================================================================================================================
IMPACT OF CREDIT CARD SECURITIZATION
----------------------------------------------------------------------------------------------------------------------------------

                                                                                 NINE MONTHS ENDED SEPTEMBER 30, 1997/a/
                                                                    --------------------------------------------------------------
                                                                            BEFORE
                                                                       CREDIT CARD               CREDIT CARD
(DOLLAR AMOUNTS IN MILLIONS)                                        SECURITIZATION            SECURITIZATION           REPORTED
----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                                                       $  6,694                  $  (132)           $  6,562
Credit card fees                                                               301                      (25)                276
Other noninterest income                                                     4,100                      121/b/            4,221
----------------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                             11,095                      (36)             11,059
Noninterest expense                                                          6,312                        -               6,312
----------------------------------------------------------------------------------------------------------------------------------
  Income before provision for credit
    losses and income taxes                                                  4,783                      (36)              4,747
Provision for credit losses                                                    817                      (87)/c/             730
----------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                              $  3,966                  $    51            $  4,017
--------------------------------------------------------------------------========================================================
Net interest margin                                                           4.16%                   (0.05)%              4.11%
----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END
Credit card loans outstanding                                             $ 10,021                  $(2,971)           $  7,050
Total assets                                                               260,491                   (2,971)            257,520
----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
Credit card loans                                                            9,860                   (1,776)              8,084
Earning assets                                                             215,501                   (1,776)            213,725
Total assets                                                               256,648                   (1,776)            254,872
----------------------------------------------------------------------------------------------------------------------------------
Net credit losses - credit card portfolio                                      448                      (87)                361
----------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Annualized ratio of net credit losses on credit card loan
  to average credit card loans outstanding                                    6.07%                   (0.09)%              5.98%
Delinquent credit card loan ratio/d/                                          2.76                    (0.04)               2.72
----------------------------------------------------------------------------------------------------------------------------------

/a/ Includes the impact of credit card securitization transactions since mid-1996. There were credit card securitizations of $750 million during the third quarter of 1997, $750 million during the second quarter of 1997, and $1,471 million during the last half of 1996.
/b/ Includes a $51 million gain, net of amortized cost, associated with the continued application of SFAS No. 125.
/c/ Represents the investors' share of charge-offs.
/d/ 60 days or more past due.

================================================================================================================================


AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES - AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
--------------------------------------------------------------------------------------------------------------------------------
                                                                                    THIRD QUARTER 1997
                                                            --------------------------------------------------------------------
                                                                                                                            RATE
                                                                                                        RATE            BASED ON
                                                                                                    BASED ON           AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)                                 BALANCE/a/       INTEREST/b/         FAIR VALUE/b/             COST/b/
--------------------------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
  agency securities                                          $ 1,383              $ 22                  6.41%               6.40%
Mortgage-backed securities                                     7,360               126                  6.82                6.88
Other domestic securities                                        864                12                  5.30                5.89
Foreign securities                                             2,377/c/             49                  8.25/d/             7.97/d/
--------------------------------------------------------------------------------------------------------------------------------
                                                             $11,984              $209                  6.95%               6.98%
-------------------------------------------------------------===================================================================
                                                                                          THIRD QUARTER 1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            RATE
                                                                                                         RATE           BASED ON
                                                                                                     BASED ON          AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)                                    BALANCE/a/       INTEREST/b/       FAIR VALUE/b/            COST/b/
--------------------------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
  agency securities                                             $ 1,559               $ 26                6.69%             6.59%
Mortgage-backed securities                                        5,995                103                6.91              6.82
Other domestic securities                                           753                 11                5.64              6.57
Foreign securities                                                3,066/c/              70                8.96/d/           8.54/d/
--------------------------------------------------------------------------------------------------------------------------------
                                                                $11,373               $210                7.34%             7.25%
----------------------------------------------------------------================================================================
                                                        THIRD QUARTER 1997                             THIRD QUARTER 1996
                                                 ----------------------------------            ---------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                     BALANCE/a/    INTEREST/b/     RATE/b/         BALANCE/a/    INTEREST/b/    RATE/b/
--------------------------------------------------------------------------------------------------------------------------------

HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government
 agency securities                                $   12            $ -/e/     2.18%            $   16            $ -/e/    4.65%
Mortgage-backed securities                         1,989             37        7.45              2,262             43       7.59
State, county, and municipal securities              324              6        7.97                408              7       7.33
Other domestic securities                             54              1        6.88                 66              1       6.75
Foreign securities                                 1,374             25        7.13              1,469             27       7.18
--------------------------------------------------------------------------------------------------------------------------------
                                                  $3,753            $69        7.35%            $4,221            $78       7.40%
--------------------------------------------------==============================================================================
                                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                            --------------------------------------------------------------------
                                                                                            1997
                                                            --------------------------------------------------------------------
                                                                                                                            RATE
                                                                                                         RATE           BASED ON
                                                                                                     BASED ON          AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)                                 BALANCE/a/       INTEREST/b/          FAIR VALUE/b/            COST/b/
--------------------------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
  agency securities                                          $ 1,418              $ 70                  6.61%               6.52%
Mortgage-backed securities                                     6,771               347                  6.84                6.85
Other domestic securities                                        890                38                  5.66                6.32
Foreign securities                                             2,540/c/            157                  8.23/d/             7.92/d/

--------------------------------------------------------------------------------------------------------------------------------
                                                             $11,619              $612                  7.02%               7.01%
-------------------------------------------------------------===================================================================




                                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                            -------------------------------------------------------------------
                                                                                            1996
                                                            -------------------------------------------------------------------
                                                                                                                           RATE
                                                                                                        RATE           BASED ON
                                                                                                    BASED ON          AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)                                 BALANCE/a/       INTEREST/b/         FAIR VALUE/b/            COST/b/
-------------------------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
 agency securities                                           $ 1,471              $ 74                  6.72%              6.69%
Mortgage-backed securities                                     6,217               317                  6.81               6.79
Other domestic securities                                        740                32                  5.72               6.69
Foreign securities                                             2,828/c/            215                 10.14/d/            9.58/d/
--------------------------------------------------------------------------------------------------------------------------------
                                                             $11,256              $638                  7.56%              7.51%
-------------------------------------------------------------==================================================================
                                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                 ------------------------------------------------------------------------------
                                                                 1997                                        1996
                                                 -----------------------------------            -------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                     BALANCE/a/    INTEREST/b/      RATE/b/         BALANCE/a/    INTEREST/b/  RATE/b/
-------------------------------------------------------------------------------------------------------------------------------

HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government
 agency securities                                $   12           $  1         5.67%           $    38           $  1     4.86%
Mortgage-backed securities                         2,059            115         7.46              2,347            134     7.60
State, county, and municipal securities              367             21         7.62                421             24     7.58
Other domestic securities                             55              3         6.85                112              6     7.31
Foreign securities                                 1,433             88         8.22              1,491             81     7.23
-------------------------------------------------------------------------------------------------------------------------------
                                                  $3,926           $228         7.74%           $ 4,409           $246     7.44%
--------------------------------------------------=============================================================================

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 40 percent.
/c/ Average balances include nonaccrual assets.
/d/ Rates reflect interest received on nonaccrual debt-restructuring par bonds. /e/ Amount rounds to less than $0.5 million.

CREDIT RISK MANAGEMENT
===============================================================================

LOAN PORTFOLIO                Total loans at September 30, 1997 were up $1.6
MANAGEMENT                    billion, or 1 percent, from year-end 1996. This
                              growth occurred in the domestic commercial and foreign portfolios.

==========================================================================================================================

LOAN OUTSTANDINGS
--------------------------------------------------------------------------------------------------------------------------
                                                                   1997                                     1996
                                                 ----------------------------------------         ------------------------
(IN MILLIONS)                                    SEPT. 30          JUNE 30        MARCH 31         DEC. 31        SEPT. 30
--------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                    $ 34,279         $ 35,709        $ 35,881        $ 37,459        $ 37,445
  Residential junior mortgages                     14,915           15,154          14,857          14,743          14,525
  Other installment                                18,432           18,410          17,863          16,979          15,998
  Credit card                                       7,050/a/         7,624/a/        8,365/a/        8,707/a/        9,021/a/
  Other individual lines of credit                  1,939            1,961           1,939           1,948           1,845
  Other                                               442              413             391             401             303
--------------------------------------------------------------------------------------------------------------------------
                                                   77,057           79,271          79,296          80,237          79,137
Commercial:
  Commercial and industrial                        34,082           34,266          34,554          33,404          33,076
  Loans secured by real estate                     12,833           12,669          12,445          12,488          12,062
  Financial institutions                            3,452            2,947           3,232           3,109           2,537
  Lease financing                                   2,700            2,809           2,790           2,542           2,682
  Construction and development loans
    secured by real estate                          2,257            2,262           2,261           2,252           2,530
  Loans for purchasing or carrying securities       2,000            2,616           2,447           1,941           1,328
  Agricultural                                      1,774            1,560           1,475           1,696           1,561
  Other                                             1,745            1,738           1,450           1,270           1,253
--------------------------------------------------------------------------------------------------------------------------
                                                   60,843           60,867          60,654          58,702          57,029
--------------------------------------------------------------------------------------------------------------------------
                                                  137,900          140,138         139,950         138,939         136,166
Foreign
Commercial and industrial                          18,260           17,762          17,540          16,394          16,257
Banks and other financial institutions              4,295            4,818           3,526           3,958           3,480
Governments and official institutions                 861              851           1,008             970             943
Other                                               5,670            5,237           5,314           5,154           4,987
--------------------------------------------------------------------------------------------------------------------------
                                                   29,086           28,668          27,388          26,476          25,667
--------------------------------------------------------------------------------------------------------------------------
        TOTAL LOANS                               166,986          168,806         167,338         165,415         161,833
Less:  Allowance for credit losses                  3,504            3,563           3,538           3,523           3,511
--------------------------------------------------------------------------------------------------------------------------
                                                 $163,482         $165,243        $163,800        $161,892        $158,322
-------------------------------------------------=========================================================================

/a/ Excludes outstanding securitized credit card receivables of $2,971 million at September 30, 1997, $2,221 million at June 30, 1997, $1,471 million at March 31, 1997 and December 31, 1996, and $500 million at September 30, 1996. There were credit card securitizations of $750 million during the third quarter of 1997, $750 million during the second quarter of 1997, and $1,471 million during the last half of 1996.


                        Domestic Consumer Loans--During the nine months ended September 30, 1997, domestic consumer loans decreased by $3.2 billion. This decrease reflected a decline of $3.2 billion in residential first mortgages and a decline of $1.7 billion in credit card receivables, partially offset by an increase in other installment loans of $1.5 billion.

                        Growth in residential first mortgages was more than offset by the sale of $8.3 billion of mortgages from the portfolio, resulting in a net decrease of $3.2 billion for the nine months ended September 30, 1997.

================================================================================

                        Credit card receivables decreased $1.7 billion during the nine months ended September 30, 1997, mainly due to securitizations of credit card receivables.

                        Other installment loans increased $2.1 billion due to continued growth in manufactured housing in the 13 states in the southeastern region of the U.S. and auto loans and leases in California during the nine months ended September 30, 1997. This increase was partially offset by a decrease in installment loans due to the sale of SPFS, resulting in a net increase of $1.5 billion for the nine months ended September 30, 1997.

=================================================================================================================================

DOMESTIC CONSUMER LOANS BY GEOGRAPHIC AREA AND LOAN TYPE AS OF SEPTEMBER 30, 1997
---------------------------------------------------------------------------------------------------------------------------------
                                   RESIDENTIAL     RESIDENTIAL
                                         FIRST          JUNIOR      CREDIT     MANUFACTURED                   OTHER         TOTAL
(IN MILLIONS)                        MORTGAGES       MORTGAGES        CARD          HOUSING       AUTO     CONSUMER      CONSUMER
---------------------------------------------------------------------------------------------------------------------------------
California                             $24,714         $ 9,972       $2,495          $  926      $2,848       $2,199      $43,154
Washington                               1,246           1,971        1,249             356       1,591          700        7,113
Arizona                                    892           1,001          278             263         579          128        3,141
Texas                                      771             111          316             708         821          319        3,046
Oregon                                     936             561          228             154         263           94        2,236
Other/a/                                 5,720           1,299        2,484           6,746       1,157          961       18,367
---------------------------------------------------------------------------------------------------------------------------------
                                       $34,279         $14,915       $7,050          $9,153      $7,259       $4,401      $77,057
---------------------------------------==========================================================================================

/a/ No other state individually exceeded 2 percent of total domestic consumer loans.


                        Delinquent domestic consumer loans that are 60 days or more past due totaled $801 million at September 30, 1997, a decrease of $73 million from the December 31, 1996 level. The decrease was a result of a lower level of delinquencies in most loan categories, primarily in residential first mortgages and residential junior mortgages. Partially offsetting this decrease was an increase in delinquencies related to manufactured housing. At September 30, 1997, the delinquency ratio for credit cards increased 5 basis points to 2.72 percent from the June 30, 1997 ratio. This increase reflected the decline in credit card outstandings as a result of credit card securitizations.

==================================================================================================================================

DOMESTIC CONSUMER LOAN DELINQUENCY INFORMATION/a/
----------------------------------------------------------------------------------------------------------------------------------
                                                                           1997                                      1996
                                                         ----------------------------------------         ------------------------
(DOLLAR AMOUNTS IN MILLIONS)                             SEPT. 30          JUNE 30       MARCH 31          DEC. 31        SEPT. 30
----------------------------------------------------------------------------------------------------------------------------------
DELINQUENT CONSUMER LOANS
Residential first mortgages                                  $431             $422           $463             $477            $518
Residential junior mortgages                                   44               59             61               62              64
Credit card                                                   192              204            216              206             207
Other                                                         134              126            122              129             113
----------------------------------------------------------------------------------------------------------------------------------
                                                             $801             $811           $862             $874            $902
-------------------------------------------------------------=====================================================================
DELINQUENT CONSUMER LOAN RATIOS/b/
Residential first mortgages                                  1.26%            1.18%          1.29%            1.27%           1.38%
Residential junior mortgages                                 0.29             0.39           0.41             0.42            0.44
Credit card                                                  2.72             2.67           2.58             2.36            2.29
Other                                                        0.65             0.61           0.60             0.67            0.63
Total                                                        1.04             1.02           1.09             1.09            1.14
----------------------------------------------------------------------------------------------------------------------------------

/a/ 60 days or more past due.
/b/ Ratios represent delinquent balances expressed as a percentage of total loans for that loan category.

===============================================================================

                        Domestic Commercial Loans--Domestic commercial loans increased $2.1 billion, or 3.6 percent, during the nine months ended September 30, 1997, reflecting growth in all commercial loan categories. Commercial and industrial loans increased $0.7 billion, loans secured by real estate increased $0.3 billion, and loans to financial institutions increased $0.3 billion. The growth in commercial and industrial loans primarily reflected BAC's efforts to diversify its market share as well as to increased loan demand from large corporate and middle market borrowers in various industries throughout the United States.

===================================================================================================================================

DOMESTIC COMMERCIAL LOANS SECURED BY REAL ESTATE BY GEOGRAPHIC AREA AND PROJECT TYPE AT
SEPTEMBER 30, 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     LIGHT      APARTMENT &
(IN MILLIONS)                                           OFFICE    INDUSTRY      CONDOMINIUM    RETAIL    HOTEL     OTHER    TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
California                                              $1,548      $1,468           $  984    $1,354      $156   $  810  $ 6,320
Washington                                                 747         358              410       374       144      518    2,551
Nevada                                                     159          89              243       122        99      198      910
Oregon                                                      98          64              198       119        22       76      577
Arizona                                                     87          60              144        92        48       98      529
Texas                                                       24          54              122        13         -       59      272
Illinois                                                    55          36               95        29         -       45      260
Other/a/                                                   570         237              166       191        75      175    1,414
----------------------------------------------------------------------------------------------------------------------------------
                                                        $3,288      $2,366           $2,362    $2,294      $544   $1,979  $12,833
--------------------------------------------------------==========================================================================

/a/ No other state individually exceeded 2 percent of total domestic commercial loans secured by real estate.


====================================================================================================================================

DOMESTIC CONSTRUCTION AND DEVELOPMENT LOANS BY GEOGRAPHIC AREA AND PROJECT TYPE AT SEPTEMBER 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                     APARTMENT &                              LIGHT
(IN MILLIONS)                        SUBDIVISION     CONDOMINIUM      RETAIL     OFFICE    INDUSTRY      HOTEL     OTHER       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
California                                  $201            $100        $179       $ 85        $ 43       $ 17      $ 35      $  660
Washington                                   203              85          46         71          16         23        50         494
Nevada                                        74              99          13         20          60         51        31         348
Arizona                                       52              50          19          7          18          1        30         177
Texas                                         44              61          27          6          10          1         3         152
Oregon                                        16              30          32         11           6          4         7         106
Illinois                                      10              24          11         10           7          -         2          64
Florida                                        -               -          59          -           1          -         -          60
New York                                       -               -          12          -           -          -        41          53
Other/a/                                       5              33          53          7          14         17        14         143
------------------------------------------------------------------------------------------------------------------------------------
                                            $605            $482        $451       $217        $175       $114      $213      $2,257
--------------------------------------------========================================================================================

/a/ No other state individually exceeded 2 percent of total domestic construction and development loans.


                        Foreign Loans--BAC has selectively expanded its lending activities in the Pacific Rim as well as in certain countries in Latin America. As a result, total foreign loans increased $2.6 billion, or 10 percent, between year-end 1996 and September 30, 1997, primarily reflecting an increase in commercial and industrial loans of $1.9 billion, an increase in loans to banks and other financial institutions of $0.3 billion, and an increase in other loans of $0.5 billion.

================================================================================
REGIONAL FOREIGN      In connection with its efforts to maintain a diversified
EXPOSURES             portfolio, BAC limits its exposure to any one geographic
                      region or country and monitors this exposure on a continuous basis. The table on page 44 sets forth selected cross-border regional exposures of BAC as of September 30, 1997, including net local currency assets. Exposure represents loans, securities including restructured debt, and other monetary assets, and also includes net local currency monetary assets that have not been funded through local currency borrowings. The table is different than previous quarters' disclosures, which were limited to emerging market exposures. This new table was adopted to portray a more comprehensive picture of BAC's foreign exposures in selected regions.

                      As part of its efforts to monitor these regional exposures, BAC manages its currency risks, including its local currency activities in these foreign countries. The result of this foreign currency management is that BAC's net unhedged position in any given foreign currency is typically significantly smaller than the amounts set forth as net local currency outstandings in the table. For additional information concerning risk management, refer to pages 39 through page 44 of BAC's 1996 Annual Report to Shareholders.

REGIONAL FOREIGN EXPOSURES
------------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)

                                                                          SEPTEMBER 30, 1997
                             -------------------------------------------------------------------------------------------------------
                                               CROSS-BORDER LOANS                                                 OTHER
                                    TOTAL     ---------------------      NET LOCAL                        --------------------------
                             CROSS-BORDER               MEDIUM- AND       CURRENCY                                      MEDIUM- AND
REGION/COUNTRY               OUTSTANDINGS/a/  SHORT-TERM  LONG-TERM   OUTSTANDINGS/b/    SECURITIES/c/    SHORT-TERM/d/   LONG-TERM
------------------------------------------------------------------------------------------------------------------------------------

ASIA
China                             $   703         $  398     $   53         $    1           $    -           $  234           $ 17
Hong Kong                           2,237            461        184          1,279                -              178            135
India                               1,227            172        230            504                -              298             23
Indonesia                             685            201        219             56                -              209              -
Japan                               3,219            413        214          1,462                -            1,120             10
Korea                               3,208            613         96            317                -            2,054            128
Malaysia                              732            183         75            434                -               22             18
Pakistan                              348              3          7            313                -               25              -
Philippines                           520            215         63              -               54              172             16
Singapore                           1,105            371         28            547                -              116             43
Taiwan                              1,224            519        171            415                -              116              3
Thailand                            1,000            452        197            209                -              138              4
Other                                  55             37          9              5                -                4              -
------------------------------------------------------------------------------------------------------------------------------------
  Total                            16,263          4,038      1,546          5,542               54            4,686            397

CENTRAL AND EASTERN EUROPE
Russia Federation                     540              9          5              -                -              526              -
Other                                 440            101         59             10                -              269              1
------------------------------------------------------------------------------------------------------------------------------------
  Total                               980            110         64             10                -              795              1

LATIN AMERICA
Argentina                           1,234            225        147             70               91              672             29
Brazil                              2,081            694        183            780               14              365             45
Chile                               1,098            157        513            417                -                7              4
Colombia                              667            206        284            144               19                7              7
Mexico                              3,188            453        884/e/         144            1,213              414             80
Venezuela                             335             23          -              -              255               40             17
Other                                 155              1          4              -               89               59              2
------------------------------------------------------------------------------------------------------------------------------------
  Total                             8,758          1,759      2,015          1,555            1,681            1,564            184
------------------------------------------------------------------------------------------------------------------------------------
    Total                         $26,001         $5,907/f/  $3,625/f/      $7,107           $1,735           $7,045           $582
----------------------------------==================================================================================================


/a/ Includes the following assets with borrowers in a foreign country: loans, accrued interest, acceptances, interest-bearing deposits in banks, trading account assets, available-for-sale and held-to-maturity securities, other interest-earning investments and other monetary assets. Amounts also include local currency outstandings that are not funded by local currency borrowings, and available-for-sale and held-to-maturity securities that are collateralized by U.S. Treasury securities.

/b/ Represents local currency assets in a foreign country that are not funded by local currency borrowings. These amounts do not necessarily reflect the results of BAC's foreign currency management activities and therefore, BAC's net foreign exchange exposures in the respective currencies are typically significantly smaller.

/c/ Amounts represent available-for-sale and held-to-maturity securities and include securities that are collateralized by U.S. Treasury securities as follows: Mexico - $1,020 million; Venezuela - $232 million; Philippines - $22 million; and Latin America Other - $89 million. Held-to-maturity securities amounted to $1,082 million with a fair value of $1,102 million.

/d/ Includes the following assets with borrowers in a foreign country; accrued interest receivable, acceptances, interest-bearing deposits in banks, trading account assets, other interest-earning investments and other short-term monetary assets.

/e/ Includes a $30 million loan that is collateralized by zero-coupon U.S.
    Treasury securities.

/f/ Total loans include nonaccrual loans of $58 million.

================================================================================

ALLOWANCE FOR           The allowance for credit losses at September 30, 1997
CREDIT LOSSES           was $3,504 million, or 2.10 percent of loans
                        outstanding, compared with $3,523 million, or 2.13 percent, at December 31, 1996. The ratio of the allowance for credit losses to total nonaccrual assets was 377 percent at September 30, 1997, up from 315 percent at December 31, 1996.

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

=================================================================================================================================

COMPOSITION OF ALLOWANCE FOR CREDIT LOSSES
---------------------------------------------------------------------------------------------------------------------------------
                                                                          1997                                     1996
                                                         -----------------------------------------        -----------------------
(IN MILLIONS)                                          SEPT. 30           JUNE 30        MARCH 31         DEC. 31        SEPT. 30
---------------------------------------------------------------------------------------------------------------------------------
Special mention and classified:
  Historical loss experience component                    $ 318            $  316          $  334          $  349          $  393
  Credit management allocated component                     398               370             404             426             375
---------------------------------------------------------------------------------------------------------------------------------
    Total special mention and classified                    716               686             738             775             768
Other:
  Domestic consumer                                       1,469             1,523           1,475           1,414           1,366
  Domestic commercial                                       279               262             240             252             255
  Foreign                                                   388               310             309             300             288
---------------------------------------------------------------------------------------------------------------------------------
    Total allocated                                       2,852             2,781           2,762           2,741           2,677
Unallocated                                                 652               782             776             782             834
---------------------------------------------------------------------------------------------------------------------------------
                                                         $3,504            $3,563          $3,538          $3,523          $3,511
---------------------------------------------------------========================================================================

                        Net credit losses for the third quarter of 1997 amounted to $259 million, an increase of $33 million from the same period a year ago. Net credit losses for the first nine months of 1997 amounted to $687 million, a decrease of $24 million from the comparable period in 1996. These changes were largely in the domestic consumer and commercial portfolios.

                        Domestic consumer net credit losses for the third quarter and first nine months of 1997 increased $22 million and $61 million, respectively, from the comparable periods in 1996. This increase was primarily in the credit card and consumer installment portfolios. The growth in the consumer portfolio, primarily manufactured housing loans, resulted in higher charge-offs in the consumer installment category. Higher levels of personal bankruptcy filings contributed to the increased charge-offs in the credit card portfolio. Partially offsetting these increases were decreases in net credit losses on residential first and junior mortgages.

================================================================================

                        Domestic commercial net credit losses for the third quarter of 1997 totaled $44 million, an increase of $17 million from the amount reported in the third quarter of 1996. This increase was primarily attributable to higher net credit losses on commercial and industrial loans, partially offset by lower net credit losses related to construction and development loans. Domestic commercial net credit losses for the first nine months of 1997 totaled $49 million, a decrease of $99 million from the comparable period in 1996. This decrease was primarily related to significantly lower net charge-offs on loans to financial institutions as well as construction and development loans, partially offset by higher net charge-offs on commercial and industrial loans.

                        In the foreign portfolio, there were net credit recoveries for the third quarter of 1997 compared to a net credit loss in the same period a year ago. Net credit recoveries for the first nine months of 1997 were lower by $14 million from the comparable period in 1996.

====================================================================================================================================

QUARTERLY CREDIT LOSS EXPERIENCE
------------------------------------------------------------------------------------------------------------------------------------
                                                                     1997                     1996              NINE MONTHS ENDED
                                                       ------------------------------   -------------------        SEPTEMBER 30
                                                         THIRD      SECOND      FIRST    FOURTH      THIRD      -----------------
(DOLLAR AMOUNTS IN MILLIONS)                           QUARTER     QUARTER    QUARTER   QUARTER    QUARTER         1997      1996
---------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period                            $3,563      $3,538     $3,523    $3,511     $3,495       $3,523    $3,554
Credit losses
Domestic consumer:
  Residential first mortgages                                4           7          7         7         12           18        35
  Residential junior mortgages                              10          13         13        17         17           36        53
  Credit card                                              132         134        124       114        119          390       349
  Other installment                                         99          85        104       108         90          288       246
  Other individual lines of credit                          21          22         21        20         20           64        59
  Other                                                      6           5          5         4          4           16        11
Domestic commercial:
  Commercial and industrial                                 52          24         16        20         20           92       110
  Loans secured by real estate                               3           2          1         3          5            6        19
  Financial institutions                                     -           -          -         -          -            -        46
  Lease financing                                            1           -          -         -          1            1         1
  Construction and development loans secured
    by real estate                                           5           -          1         2         17            6        59
  Loans for purchasing or carrying securities                -           -          -         -          -            -         -
  Agricultural                                               -           -          -         2          -            -         1
Foreign                                                      4           9          2        15         18           15        24
---------------------------------------------------------------------------------------------------------------------------------
    Total credit losses                                    337         301        294       312        323          932     1,013

CREDIT LOSS RECOVERIES
Domestic consumer:
  Residential first mortgages                                -           -          -         -          1            -         1
  Residential junior mortgages                               3           5          4         5          4           12        12
  Credit card                                               10          10          9        10          8           29        27
  Other installment                                         36          36         45        44         48          117       119
  Other individual lines of credit                           2           2          2         3          2            6         7
  Other                                                      1           1          1         -          1            3         3
Domestic commercial:
  Commercial and industrial                                  6           5         16        20         11           27        60
  Loans secured by real estate                               1           2          2         6          3            5         9
  Financial institutions                                     -           -          -         -          -            -         2
  Lease financing                                            1           -          1         -          1            2         3
  Construction and development loans secured
    by real estate                                           4           8          3         1          1           15        10
  Loans for purchasing or carrying securities                4           -          -         -          -            4         1
  Agricultural                                               1           1          1         1          -            3         3
Foreign                                                      9           7          6        15         17           22        45
---------------------------------------------------------------------------------------------------------------------------------
    Total credit loss recoveries                            78          77         90       105         97          245       302
---------------------------------------------------------------------------------------------------------------------------------
      Total net credit losses                              259         224        204       207        226          687       711

Provision for credit losses                                260         250        220       220        235          730       665
Other net additions (deductions)                           (60)/a/      (1)        (1)       (1)         7          (62)/a/     3
---------------------------------------------------------------------------------------------------------------------------------
        Balance, End of Period                          $3,504      $3,563     $3,538    $3,523     $3,511       $3,504    $3,511
--------------------------------------------------------=========================================================================


ANNUALIZED RATIO OF NET CREDIT LOSSES (RECOVERIES)
  TO AVERAGE LOAN OUTSTANDINGS
Domestic consumer:
  Residential first mortgages                             0.05%       0.08%      0.08%     0.07%      0.12%        0.07%     0.12%
  Residential junior mortgages                            0.20        0.23       0.27      0.35       0.35         0.23      0.38
  Credit card                                             6.32        6.07       5.57      4.95       4.95         5.98      4.78
  Other installment                                       1.35        1.08       1.36      1.54       1.08         1.26      1.14
  Other individual lines of credit                        3.99        3.98       3.89      3.67       3.81         3.95      3.77
  Other                                                   4.77        3.64       3.91      3.58       3.28         4.13      3.54
Domestic commercial:
  Commercial and industrial                               0.54        0.23          -         -       0.11         0.26      0.20
  Loans secured by real estate                            0.07           -      (0.05)    (0.04)      0.07         0.01      0.12
  Financial institutions                                     -           -          -         -          -            -      2.08
  Lease financing                                            -           -      (0.09)        -          -        (0.02)    (0.12)
  Construction and development loans secured
    by real estate                                        0.20       (1.47)     (0.38)     0.24       2.34        (0.55)     2.20
  Loans for purchasing or carrying securities            (0.71)          -          -         -          -        (0.30)    (0.12)
  Agricultural                                           (0.24)      (0.12)     (0.28)     0.03          -        (0.22)    (0.18)
    Total domestic                                        0.76        0.64       0.61      0.60       0.66         0.67      0.73
Foreign                                                  (0.08)       0.04      (0.06)        -       0.01        (0.03)    (0.12)
      Total                                               0.62        0.54       0.50      0.51       0.56         0.55      0.60
Ratio of Allowance to Loans at Quarter End                2.10        2.11       2.11      2.13       2.17         2.10      2.17
Earnings Coverage of Net Credit Losses/b/                 6.30x       7.08x      7.49x     6.65x      6.15x        6.91x     6.02x
---------------------------------------------------------------------------------------------------------------------------------

/a/ Represents the deduction in the provision for credit losses related to the sale of SPFS.
/b/ Earnings coverage of net credit losses is calculated as income before income taxes plus the provision for credit losses as a multiple of net credit losses.

================================================================================

NONPERFORMING           Total nonaccrual assets increased $69 million, or 8
ASSETS                  percent, from their June 30, 1997 level, but decreased
                        $188 million, or 17 percent, between year-end 1996 and September 30, 1997. The increase for the quarter resulted from loans being placed on nonaccrual status, primarily domestic commercial loans and foreign loans.
                        These foreign loans were mainly with borrowers in Southeast Asia.

                        The year-to-date decrease occurred primarily in commercial and construction loans secured by real estate and commercial and industrial loans. These decreases resulted primarily from full or partial payments, sales of nonaccrual loans, and the restoration of nonaccrual loans to accrual status.

                        BAC's nonperforming asset ratios reflected improvement in the credit quality of its portfolios during the first nine months of 1997. At September 30, 1997, the ratio of nonaccrual loans to total loans was 0.56 percent, down from 0.66 percent at December 31, 1996. In addition, the ratio of nonperforming assets (comprised of nonaccrual assets and other real estate owned) to total assets declined 15 basis points from year-end 1996 to 0.44 percent at September 30, 1997.

                        For further information concerning nonaccrual assets, refer to the tables below and on pages 48 and 49.

====================================================================================================================================

ANALYSIS OF CHANGE IN NONACCRUAL ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                            1997                                   1996
                                                        ------------------------------------------        --------------------------
                                                          THIRD            SECOND           FIRST          FOURTH           THIRD
(IN MILLIONS)                                           QUARTER           QUARTER         QUARTER         QUARTER         QUARTER
------------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of quarter                              $861            $1,030          $1,118          $1,119          $1,488
Additions:
  Loans placed on nonaccrual status                         244               103             108             119              66
  Leases acquired                                             -                 -               -               -              34
  Other/a/                                                    -                 -               -             144               -
Deductions:
  Sales                                                     (26)             (103)             (3)            (33)             (4)
  Restored to accrual status                                (31)              (38)            (75)            (34)           (229)
  Foreclosures                                                -                (1)             (8)             (3)             (5)
  Charge-offs                                               (47)              (20)            (10)            (19)            (51)
  Other, primarily payments                                 (71)             (110)           (100)           (175)           (180)
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, END OF QUARTER                                $930            $  861          $1,030          $1,118          $1,119
-----------------------------------------------------------=========================================================================

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

=================================================================================================================================

NONACCRUAL ASSETS, RESTRUCTURED LOANS, AND LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
---------------------------------------------------------------------------------------------------------------------------------
                                                                            1997                                    1996
                                                         ----------------------------------------        ------------------------
(IN MILLIONS)                                            SEPT. 30         JUNE 30        MARCH 31         DEC. 31        SEPT. 30
---------------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS
Domestic consumer loans:
  Residential first mortgages/a/                            $ 335            $318          $  347          $  354          $  233
  Residential junior mortgages/a/                              41              54              60              59              55
  Other consumer                                                2               1               2               2               3
Domestic commercial loans:
  Commercial and industrial                                   188             203             251             241             323
  Loans secured by real estate                                136             120             147             206             229
  Financial institutions                                       45               -               -               -               5
  Lease financing                                               8               2               2               1               1
  Construction and development loans secured
    by real estate                                             39              59             104              95             119
  Agricultural                                                 22              23              23              28              28
---------------------------------------------------------------------------------------------------------------------------------
                                                              816             780             936             986             996

Foreign loans, primarily commercial                           114              81              89             109             122

Other interest-bearing assets                                   -               -               5              23               1
---------------------------------------------------------------------------------------------------------------------------------
      Total                                                 $ 930            $861          $1,030          $1,118/b/       $1,119/b/
------------------------------------------------------------=====================================================================


RESTRUCTURED LOANS
Domestic commercial:
  Commercial and industrial                                 $   5            $ 18          $   21          $   25          $   21
  Loans secured by real estate                                268             268             257             255             236
  Construction and development loans secured by real
    estate                                                     11              15              16              16              16
  Agricultural                                                  1               1               1               1               -
---------------------------------------------------------------------------------------------------------------------------------
                                                              285             302             295             297             273
Foreign/c/                                                      -               -               -               5               1
---------------------------------------------------------------------------------------------------------------------------------
      Total                                                 $ 285            $302          $  295          $  302          $  274
------------------------------------------------------------=====================================================================


LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING
  INTEREST
Domestic consumer:
  Residential first mortgages/a/                            $   -            $  -          $    -          $    -          $  145
  Residential junior mortgages/a/                               -               -               -               -               8
  Other consumer                                              177             190             189             186             179
Domestic commercial:
  Commercial and industrial                                    12              15              13              29              11
  Loans secured by real estate                                  4               7              12               5               9
  Construction and development loans secured by real
    estate                                                      1               1               1              12               4
  Agricultural                                                  -               -               1               1               4
---------------------------------------------------------------------------------------------------------------------------------
                                                              194             213             216             233             360
Foreign                                                         3               1               2               2               3
---------------------------------------------------------------------------------------------------------------------------------
      Total                                                 $ 197            $214          $  218          $  235          $  363
------------------------------------------------------------=====================================================================

/a/ Reflects the effect of a change in the past due period on nonaccrual loans.
    During the fourth quarter of 1996, BAC changed the past due period for nonaccrual residential real estate loans and consumer loans that were collateralized by junior mortgages on residential real estate. The maximum period loans can be past due before being placed on nonaccrual status was reduced from 180 days to 90 days.
/b/ Excludes certain nonaccrual debt-restructuring par bonds and other instruments that were included in available-for-sale and held-to-maturity securities of $67 million at December 31, 1996, and $62 million at September 30, 1996. There were no such amounts in 1997.
/c/ Excludes debt restructurings with countries that have experienced liquidity problems of $1.4 billion at September 30, 1997, $1.5 billion at June 30, 1997, $1.5 billion at March 31, 1997, and $1.6 billion at each quarter ended in 1996. The majority of these instruments was classified as either available-for-sale or held-to-maturity securities.

===================================================================================================================================

INTEREST INCOME FOREGONE ON NONACCRUAL ASSETS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  NINE MONTHS ENDED
(IN MILLIONS)                                                                                                    SEPTEMBER 30, 1997
-----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Interest income that would have been recognized had the assets
  performed in accordance with their original terms                                                                            $136
Less:  Interest income included in the results of operations                                                                     42
-----------------------------------------------------------------------------------------------------------------------------------
  Domestic interest income foregone                                                                                              94
FOREIGN
Interest income that would have been recognized had the assets
  performed in accordance with their original terms                                                                              13
Less:  Interest income included in the results of operations                                                                      3
-----------------------------------------------------------------------------------------------------------------------------------
  Foreign interest income foregone                                                                                               10
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                               $104
-------------------------------------------------------------------------------------------------------------------------------====

===================================================================================================================================

CASH INTEREST PAYMENTS ON NONACCRUAL ASSETS BY LOAN TYPE/a/
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       SEPTEMBER 30, 1997
                                                  ---------------------------------------------------------------------------------
                                                                                      CUMULATIVE                          BOOK AS A
                                                  CONTRACTUAL                           INTEREST       NONACCRUAL        PERCENTAGE
                                                    PRINCIPAL       CUMULATIVE           APPLIED             BOOK                OF
(DOLLAR AMOUNTS IN MILLIONS)                          BALANCE      CHARGE-OFFS      TO PRINCIPAL          BALANCE       CONTRACTUAL
-----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                          $  336             $  1             $   -             $335               100%
  Residential junior mortgages                             41                -                 -               41               100
  Other consumer                                            5                2                 1                2                40
Commercial:
  Commercial and industrial                               515              282                45              188                37
  Loans secured by real estate                            241               83                22              136                56
  Financial institutions                                   97               51                 1               45                46
  Lease financing                                           8                -                 -                8               100
  Construction and development
    loans secured by real estate                           66               20                 7               39                59
  Agricultural                                             36                7                 7               22                61
-----------------------------------------------------------------------------------------------------------------------------------
                                                        1,345              446                83              816                61
FOREIGN, PRIMARILY COMMERCIAL                             211               83                14              114                54
Other interest-bearing assets                               -                -                 -                -                 -
-----------------------------------------------------------------------------------------------------------------------------------
                                                       $1,556             $529               $97             $930                60%
-------------------------------------------------------============================================================================

Cash yield on average total
  nonaccrual book balance
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30, 1997
                                                                                     ---------------------------------------------
                                                                                                             CASH INTEREST
                                                                                        AVERAGE             PAYMENTS APPLIED
                                                                                     NONACCRUAL    -------------------------------
                                                                                           BOOK    AS INTEREST
(DOLLAR AMOUNTS IN MILLIONS)                                                            BALANCE         INCOME    OTHER/b/   TOTAL
----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                                                              $338           $ 12       $ -      $ 12
  Residential junior mortgages                                                               51              1         -         1
  Other consumer                                                                              2              -         -         -
Commercial:
  Commercial and industrial                                                                 203              9         8        17
  Loans secured by real estate                                                              149             12         4        16
  Financial institutions                                                                      5              -         -         -
  Lease financing                                                                             4              -         -         -
  Construction and development
    loans secured by real estate                                                             70              6         1         7
  Agricultural                                                                               23              2         2         4
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            845             42        15        57

FOREIGN, PRIMARILY COMMERCIAL                                                                92              3         3         6
Other interest-bearing assets                                                                 6              -         -         -
----------------------------------------------------------------------------------------------------------------------------------
                                                                                           $943            $45       $18       $63
-------------------------------------------------------------------------------------------=======================================
Cash yield on average total nonaccrual book balance                                                                           8.96%
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

                        BAC uses interest rate and foreign exchange derivative financial instruments in both its trading and its asset and liability management activities. BAC uses commodity derivative financial instruments solely in its trading activities. Interest rate, foreign exchange and commodity derivative financial instruments include swaps, futures, forwards, and option contracts, all of which derive their value from underlying interest rates, foreign exchange rates, commodity values, or equity instruments. Certain transactions involve standardized contracts executed on organized exchanges, while others are negotiated over the counter, with the terms tailored to meet the needs of BAC and its customers.

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

                        As an end user, BAC employs foreign exchange derivative financial instruments to hedge foreign exchange risk and interest rate derivative financial instruments to hedge interest rate risk and foreign exchange risk in connection with its own asset and liability management activities. More specifically, BAC primarily uses interest rate derivative financial instruments to manage the interest rate risk associated with its assets and liabilities, primarily residential loans, long-term debt, and deposits.

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

                                  [INTEREST RATE RISK GRAPHIC GOES HERE]

Net Interest Rate Risk Position           (plot point graph in non-Edgar version)
(in billions of dollars)                  12/31/92    12/31/93     12/31/94     12/31/95     12/31/96     9/30/97
Net Interest Rate Risk Position            $(6.9)       $1.0        $(2.8)        $0.0        $(1.9)       $(1.6)

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

                        Gap mismatches result from timing differences in the repricing of assets, liabilities, and off-balance-sheet instruments. Expected interest rate sensitivity of individual categories of assets and liabilities as of September 30, 1997 is shown in the table on page 52.

=================================================================================================================================

INTEREST RATE SENSITIVITY BY REPRICING OR MATURITY DATES
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     SEPTEMBER 30, 1997
                                                       --------------------------------------------------------------------------
                                                                                                               OVER
(IN BILLIONS)                                          0-6 MONTHS        >6-12 MONTHS      >1-5 YEARS       5 YEARS         TOTAL
---------------------------------------------------------------------------------------------------------------------------------
DOMESTIC ASSETS
Federal funds sold and securities
   purchased under resale agreements                         $2.0                $  -           $   -         $   -        $  2.0
Trading account securities                                    1.8                   -               -             -           1.8
Loans:
  Prime indexed                                              15.7                   -               -             -          15.7
  Adjustable rate residential first mortgages                 7.3                 4.1             8.8           3.9          24.1
  Other loans, net                                           46.0                 7.5            20.3          11.1          84.9
Other assets                                                 16.1                 0.7            16.0           8.4          41.2
---------------------------------------------------------------------------------------------------------------------------------
    Domestic Assets                                          88.9                12.3            45.1          23.4         169.7
---------------------------------------------------------------------------------------------------------------------------------

DOMESTIC LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic deposits                                           (65.3)               (9.0)          (20.2)        (19.5)       (114.0)
Other short-term borrowings                                 (11.4)               (1.0)           (0.4)         (0.1)        (12.9)
Long-term debt and subordinated capital notes               (10.5)               (0.2)           (3.7)         (5.4)        (19.8)
Other liabilities and stockholders' equity                   (8.4)               (0.2)          (12.5)        (14.5)        (35.6)
---------------------------------------------------------------------------------------------------------------------------------
    Domestic Liabilities and Stockholders' Equity           (95.6)              (10.4)          (36.8)        (39.5)       (182.3)

Offshore Funding Books, net                                  (1.1)                0.7            (0.2)          0.6             -
---------------------------------------------------------------------------------------------------------------------------------
    Core Gap Before Risk Management Positions                (7.8)                2.6             8.1         (15.5)        (12.6)
---------------------------------------------------------------------------------------------------------------------------------

INTEREST RATE RISK MANAGEMENT POSITIONS
Investment securities/a/                                      1.5                 1.0             4.1           6.0          12.6
Off-balance-sheet financial instruments/b/                    3.0                (5.4)           (5.4)          7.8             -
---------------------------------------------------------------------------------------------------------------------------------
    Total Interest Rate Risk Management Positions             4.5                (4.4)           (1.3)         13.8          12.6
---------------------------------------------------------------------------------------------------------------------------------
    Net Gap                                                  (3.3)               (1.8)            6.8          (1.7)            -
---------------------------------------------------------------------------------------------------------------------------------
          Cumulative Gap                                    $(3.3)              $(5.1)           $1.7          $  -         $   -
------------------------------------------------------------=====================================================================

/a/ Available-for-sale and held-to-maturity securities.
/b/ Represents the repricing effect of off-balance-sheet positions, which include interest rate swaps, futures contracts, and similar agreements.

                        At September 30, 1997, BAC had a "core" imbalance before risk management positions as liabilities and equity exceeded assets by approximately $13 billion. BAC's risk management activities eliminated this imbalance while containing the size of net gap mismatches in individual repricing periods. Investment securities and "receive fixed" swaps essentially neutralized core gaps beyond five years. For additional information concerning gap, options, and index mismatches, refer to pages 43 through 44 of BAC's 1996 Annual Report to Shareholders.

FUNDING AND CAPITAL
================================================================================

LIQUIDITY               BAC's liquid assets consist of cash and due from banks,
REVIEW                  interest-bearing deposits in banks, federal funds sold,
                        securities purchased under resale agreements, trading account assets, and available-for-sale securities.
                        Liquid assets totaled $58.1 billion at September 30, 1997, up $4.4 billion, or 8 percent, from year-end 1996.
                        The increase in liquid assets was primarily attributable to increases in trading account assets and securities purchased under resale agreements, which were offset primarily by a decrease in cash and due from banks.

                        The ongoing operations of BAC resulted in cash inflows of $4.5 billion and $13.1 billion for the first nine months of 1997 and 1996, from deposits and short-term borrowings. During the same periods, BAC's liquidity was enhanced by proceeds from sales of loans, totaling $5.9 billion and $3.2 billion, respectively. In addition, total sales, maturities, prepayments, and calls of securities exceeded total purchases, resulting in cash inflows of $0.2 billion and $0.8 billion, respectively.

                        Total loan originations and purchases exceeded total principal collections, resulting in cash outflows of $7.9 billion and $11.1 billion for the first nine months of 1997 and 1996. In addition, for the first nine months of 1997 and 1996, BankAmerica Corporation (the Parent) paid dividends of $728 million, to its preferred and common stockholders. During the same periods of 1997 and 1996, the Parent repurchased common and redeemed preferred stock for a total of $2,881 million and $1,292 million, respectively.

--------------------------------------------------------------------------------

CAPITAL                 In May 1997, BAC's shareholders approved a two-for-one
MANAGEMENT              stock split of its common stock effective June 2, 1997.
                        As a result of the stock split, each shareholder of record at close of business on June 2, 1997 received one additional share of common stock for each share of common stock then owned. In addition, the number of authorized shares of common stock was increased from 700 million to 1.4 billion common shares, par value
                        $1.5625 per share. For additional information regarding the common stock split, refer to Note 1 of the Notes to Consolidated Financial Statements on page 6.

                        At September 30, 1997, total stockholders' equity amounted to $19.9 billion, a decrease of $0.8 billion from year-end 1996 primarily due to a decline in preferred stock of $1.4 billion offset by an increase in common equity of $0.6 billion.

                        The decline in BAC's preferred stock of $1.4 billion resulted from the redemptions of all 11,250,000 outstanding shares of its 9% Cumulative Preferred Stock, Series H, on January 15, 1997; all 14,600,000 shares of its 8 3/8% Cumulative Preferred Stock, Series K (Preferred Stock, Series K) on February 15, 1997; all 798,020 outstanding shares of its 8.16% Cumulative Preferred Stock, Series L (Preferred Stock, Series L) on July 14, 1997; and all 696,847 outstanding shares of its 7 7/8% Cumulative Preferred Stock, Series M (Preferred Stock, Series M) on September 30, 1997. Remaining redemption authority for preferred stock under the current amended repurchase program totaled $0.4 billion at September 30, 1997. For additional information regarding the preferred stock component of the stock repurchase program, refer to Note 5 of the Notes to Consolidated Financial Statements on page 12.

================================================================================

                        Common equity increased $0.6 billion during the first nine months of 1997 due to earnings in excess of common and preferred stock dividends of $1.7 billion and to shares issued in connection with restricted stock bonus plans and other employee benefit related plans of $0.3 billion. Partially offsetting these increases was a reduction of $1.5 billion due to repurchases of common stock.

                        During the first nine months of 1997, BAC repurchased
                        24.3 million shares of its common stock at an average price per share of $60.79 reflecting the corporation's ongoing efforts to effectively manage capital. This included the repurchase of 7.5 million shares during the third quarter of 1997 at an average price per share of $70.22, which reduced third-quarter equity by $0.5 billion. The shares were repurchased on the open market over 60 trading days and represented approximately 7 percent of the total volume of BAC common stock traded on those days. Remaining buyback authority for common stock under the current amended repurchase program totaled $2.3 billion at September 30, 1997. For additional information regarding the stock repurchase program, refer to Note 5 of the Notes to Consolidated Financial Statements on page 12.

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

                        The Federal Reserve has announced that certain cumulative preferred securities having the characteristics of trust preferred securities qualify as minority interest, which is included in Tier 1 capital for bank holding companies. Such Tier 1 capital treatment, together with the Parent's ability to deduct, for federal income tax purposes, interest payable on the related debentures, provide the Parent with a more cost-effective means of obtaining capital for bank regulatory purposes than if the Parent were to issue preferred stock. Proceeds from trust preferred securities have been used to redeem preferred stock, thereby reducing preferred dividends and resulting in an increase in net income available to common shareholders. During the first quarter of 1997, BAC issued trust preferred securities totaling $396 million, net of $4 million of deferred debt issuance costs. For additional information regarding trust preferred securities, refer to Note 4 of the Notes to Consolidated Financial Statements on pages 11 and 12.

                        BAC's risk-based capital ratios continued to exceed regulatory guidelines for "well-capitalized" status. BAC's Tier 1 and total risk-based capital ratios at September 30, 1997 decreased 13 basis points and 19 basis points, respectively, from year-end 1996. These decreases are primarily due to a 5.2 billion increase in risk-weighted assets combined with the redemption of the Preferred Stock, Series K, of $365 million, the redemption of the Preferred Stock, Series L, of $399 million, and the redemption of the Preferred Stock, Series M, of $349 million. These were partially offset by an increase in retained earnings and the increase of $396 million of trust preferred securities. The ratios at year-end 1996 represented a temporary increase from targeted levels due to the issuance of trust preferred securities. BAC's Tier 1 leverage ratio was 7.17 percent at September 30, 1997, 27 basis points lower than
                        7.44 percent at December 31, 1996, primarily due to an increase in BAC's quarterly average total assets.

=================================================================================================================================

RISK-BASED CAPITAL, RISK-WEIGHTED ASSETS, AND RISK-BASED CAPITAL RATIOS
---------------------------------------------------------------------------------------------------------------------------------
                                                                            1997                                   1996
                                                         -----------------------------------------        -----------------------
(DOLLAR AMOUNTS IN MILLIONS)                             SEPT. 30         JUNE 30        MARCH 31         DEC. 31        SEPT. 30
---------------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL
Common stockholders' equity                              $ 18,970        $ 18,759        $ 18,591        $ 18,439        $ 18,297
Qualified perpetual preferred stock                           848           1,197           1,596           1,961           2,242
Minority interest/a/                                        1,975           1,967           1,964           1,566               -
Less: Goodwill, nongrandfathered core deposit and
  other identifiable intangibles, and other
  deductions/b/                                            (4,632)         (4,778)         (4,832)         (4,922)         (5,007)
---------------------------------------------------------------------------------------------------------------------------------
    Tier 1 risk-based capital                              17,161          17,145          17,319          17,044          15,532

Eligible portion of the allowance for credit losses         2,822           2,791           2,778           2,758           2,673
Hybrid capital instruments                                     71              71             142             142             142
Subordinated notes and debentures                           6,270           6,140           6,248           6,169           6,001
Less:  Other deductions                                      (205)           (196)           (188)           (184)           (174)
---------------------------------------------------------------------------------------------------------------------------------
   Tier 2 risk-based capital                                8,958           8,806           8,980           8,885           8,642
---------------------------------------------------------------------------------------------------------------------------------
      Total                                                26,119          25,951          26,299          25,929          24,174
Less: Investments in unconsolidated banking
  and finance subsidiaries                                    (48)            (50)            (48)            (49)            (49)
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL RISK-BASED CAPITAL                           $ 26,071        $ 25,901        $ 26,251        $ 25,880        $ 24,125
---------------------------------------------------------========================================================================

RISK-WEIGHTED ASSETS
Balance sheet assets:
  Trading account assets                                 $  6,821        $  6,846        $  6,653        $  6,022        $  5,257
  Available-for-sale and held-to-maturity securities        4,703           3,358           4,953           5,121           4,812
  Loans                                                   140,158         139,457         141,317         139,412         137,360
  Other assets                                             19,673          19,887          17,221          18,711          17,435
---------------------------------------------------------------------------------------------------------------------------------
    Total balance sheet assets                            171,355         169,548         170,144         169,266         164,864
---------------------------------------------------------------------------------------------------------------------------------
Off-balance-sheet items:
  Unused commitments                                       31,070          30,089          28,455          28,368          26,721
  Standby letters of credit                                15,061          15,414          15,613          15,021          14,518
  Foreign exchange and derivatives contracts                4,911           4,885           4,669           4,662           4,535
  Other                                                     2,260           2,213           2,190           2,166           1,990
---------------------------------------------------------------------------------------------------------------------------------
    Total off-balance-sheet items                          53,302          52,601          50,927          50,217          47,764
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL RISK-WEIGHTED ASSETS                         $224,657        $222,149        $221,071        $219,483        $212,628
---------------------------------------------------------========================================================================
Risk-Based Capital Ratios
  Tier 1 Capital Ratio                                       7.64%/c/        7.72%           7.83%           7.77%           7.30%
  Total Capital Ratio                                       11.60/c/        11.66           11.87           11.79           11.35
Tier 1 Leverage Ratio                                        7.17/c/         7.22            7.36            7.44            6.90
---------------------------------------------------------------------------------------------------------------------------------

/a/ Represents trust preferred securities and BAMS minority interest of $1,873 million and $102 million, respectively, at September 30, 1997, $1,873 million and $94 million, respectively, at June 30, 1997, $1,873 million and $91 million, respectively, at March 31, 1997, and $1,477 million and $89 million, respectively, at December 31, 1996.
/b/ Includes nongrandfathered core deposit and other identifiable intangibles acquired after February 19, 1992 of $688 million and $59 million, respectively, at September 30, 1997, $705 million and $63 million, respectively, at June 30, 1997, $739 million and $65 million, respectively, at March 31, 1997, $772 million and $67 million, respectively, at December 31, 1996, and $795 million and $69 million, respectively, at September 30, 1996. Also includes $18 million at June 30, 1997 and $8 million at December 31, 1996 of the excess of the net book value over 90 percent of the fair value of mortgage servicing assets. There were no such excess amounts at September 30, 1997, March 31, 1997 and September 30, 1996.
/c/ Current FRB regulations regarding bank holding companies engaged in securities underwriting and dealing activities through Section 20 subsidiaries require that these ratios exclude Section 20 subsidiary activities. Effective October 31, 1997, this restriction will no longer apply. If Section 20 subsidiary activities were included, BAC's Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio would be 7.65%, 11.68%, and 6.85%, respectively, at September 30, 1997.

FORWARD-LOOKING STATEMENTS
================================================================================

                        This report contains forward-looking statements, usually consisting of the words "estimate," "project," "expect," or similar expressions. These statements are subject to uncertainties that could cause actual results to differ materially. The uncertainties include those discussed in this report, particularly in "Noninterest Expense" on pages 35 and 36, as well as those discussed in "Forward-Looking Statements" on pages 20 and 21 of BAC's report on Form 10-K for the year ended December 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OTHER INFORMATION
================================================================================

ITEM 6.                 (a)  Exhibits:
EXHIBITS AND
REPORTS ON              EXHIBIT
FORM 8-K                NUMBER       EXHIBIT
                        -------      -------

                        10 Description of BankAmerica Corporation's confidential voting policy (incorporated by reference to paragraph entitled "Confidential Voting" on page 40 of BankAmerica Corporation's Proxy Statement dated March 24, 1997, File No. 1-7377).

                        12.a Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

                        12.b         Ratio of Earnings to Fixed
                                     Charges.

                        27           Financial Data Schedule


                        --------------------------------------------------------

                        (b)  Reports on Form 8-K:

                        During the third quarter of 1997, the Parent filed a report on Form 8-K dated July 16, 1997. The report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Second Quarter Earnings." After the third quarter of 1997, the Parent filed reports on Form 8-K dated October 1, 1997 and October 15, 1997. The October 1 report disclosed, pursuant to Item 5 of the report, the closing of the previously announced acquisition by BankAmerica Corporation of Robertson Stephens & Company. The October 15 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Third Quarter Earnings."

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



                                       BANKAMERICA CORPORATION
                                       Registrant

                                       By Principal Financial Officer and
                                       Duly Authorized Signatory:





                                       /s/  MICHAEL E. O'NEILL
                                       ------------------------------------
                                       MICHAEL E. O'NEILL
                                       Vice Chairman and
                                       Chief Financial Officer
                                       November 13, 1997



                                       By Chief Accounting Officer and
                                       Duly Authorized Signatory:





                                       /s/ JOHN J. HIGGINS
                                       ------------------------------------
                                       JOHN J. HIGGINS
                                       Executive Vice President
                                       and Chief Accounting Officer
                                       November 13, 1997

[BankAmerica Logo appears here]

BankAmerica


Other information about
BankAmerica Corporation may be
found in its Annual Report to
Shareholders. This report, as well as
additional copies of this Analytical
Review and Form 10-Q,
may be obtained from:

Bank of America
Corporate Secretary's Office #13018
P. O. Box 37000
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





NL-9 11/97                                      [Recycled  Recycled
                                                Paper      Paper
                                                logo
                                                appears
                                                here]

                           GRAPHICS APPENDIX INDEX




BankAmerica Corporation
Third Quarter 1997 10-Q
page reference                Description of omitted graphic
-----------------------       -----------------------------------------------
     52                       Net Interest Rate Risk
                                Position
                              (Plot point graph in non-EDGAR
                                version)



                                EXHIBIT INDEX



Exhibit

Reference     Description
---------     -----------


  10 Description of BankAmerica Corporation's confidential voting policy (incorporated by reference to paragraph entitled "Confidential Voting" on page 40 of BankAmerica Corporation's Proxy Statement dated March 24, 1997, File No. 1-7377).

  12.a        Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

  12.b        Ratio of Earnings to Fixed Charges.


  27          Financial Data Schedule