Form 10-K
period 1997-12-31
BANKAMERICA CORP
filed 1998-03-16
CIK 9672

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER:  1-7377.

             EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER:

                            BANKAMERICA CORPORATION

                    STATE OF INCORPORATION OR ORGANIZATION:
                                   Delaware.

             ADDRESS AND TELEPHONE OF PRINCIPAL EXECUTIVE OFFICES:

                            Bank of America Center
                        San Francisco, California 94104
                                 415-622-3530.

                           I.R.S. EMPLOYER I.D. NO.:
                                  94-1681731.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

New York, Chicago, and Pacific Stock Exchanges: Common Stock, Par Value $1.5625 and Preferred Share Purchase Rights New York Stock Exchange:

     Cumulative Adjustable Preferred Stock, Series A
     Cumulative Adjustable Preferred Stock, Series B


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price on the consolidated transaction reporting system on January 31, 1998, was in excess of $48.6 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1998.

          Common Stock, $1.5625 par value ------ 685,258,124 shares
                       outstanding on January 31, 1998.*

            *In addition, 89,439,396 shares were held in treasury.

    DOCUMENTS INCORPORATED BY REFERENCE AND PARTS OF FORM 10-K INTO WHICH
                                 INCORPORATED:

              Portions of the Annual Report to Shareholders for
              the Year Ended December 31, 1997 Parts I, II, & IV
             Portions of the Proxy Statement for the May 21, 1998
                    Annual Meeting of Shareholders Part III

FORM 10-K

================================================================================================
PART I         Items 1 and 2.   Business and Properties
                       General............................................................    2
                       Operations.........................................................    3
                       Properties.........................................................    3
                       Distribution of Assets, Liabilities, and Stockholders' Equity;
                         Interest Rates and Interest Differential.........................    4
                       Available-for-Sale and Held-to-Maturity Securities.................    7
                       Loan Portfolio.....................................................    9
                       Summary of Credit Loss Experience..................................   12
                       Deposits...........................................................   12
                       Return on Equity and Assets........................................   13
                       Short-Term Borrowings..............................................   13
                       Competition........................................................   13
                       Supervision and Regulation.........................................   14
                       Employees..........................................................   17
              Item 3.  Legal Proceedings..................................................   17
              Item 4.  Submission of Matters to a Vote of Security Holders................   17
-----------------------------------------------------------------------------------------------

PART II       Item 5.  Market for Registrant's Common Equity and Related
                         Stockholder Matters..............................................   18
              Item 6.  Selected Financial Data............................................   18
              Item 7.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations........................................   18
                       Forward-Looking Statements.........................................   18
             Item 7a.  Qualitative and Quantitative Disclosures About Market Risk.........   19
              Item 8.  Financial Statements and Supplementary Data........................   19
              Item 9.  Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure.........................................   19
-----------------------------------------------------------------------------------------------

PART III     Item 10.  Directors and Executive Officers of the Registrant.................   20
             Item 11.  Executive Compensation.............................................   22
             Item 12.  Security Ownership of Certain Beneficial Owners and Management.....   22
             Item 13.  Certain Relationships and Related Transactions.....................   22
-----------------------------------------------------------------------------------------------

PART IV      Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   23
-----------------------------------------------------------------------------------------------

SIGNATURES   .............................................................................   27

PART I

================================================================================
Items 1 and 2.  Business and Properties
--------------------------------------------------------------------------------

General BankAmerica Corporation (the Parent) is a bank holding company that was incorporated on October 7, 1968 under the laws of the state of Delaware and is registered under the Bank Holding Company Act of 1956, as amended. BankAmerica Corporation and its subsidiaries (BAC) is the second largest bank holding company in the United States based upon total market capitalization of $50.2 billion at December 31, 1997.

                    During 1997, BAC combined several interstate affiliate banks into Bank of America NT&SA (the Bank), a subsidiary of BAC. In 1997, Bank of America (BofA) Alaska, N.A., BofA Arizona, BofA Nevada, BofA New Mexico, N.A., BofA NW, National Association (formerly Seattle-First National Bank), BofA Illinois, and BofA Trust Company of Florida, N.A. were merged into the Bank. Additional information related to the merger of the interstate banks into the Bank is incorporated by reference from page 23 of the 1997 Annual Report to Shareholders.

                    During 1997, BAC completed the acquisition of Robertson, Stephens & Company Group, L.L.C., an investment banking and investment management firm, and established a relationship with D.E. Shaw & Co., Inc., a private investment banking company. Also during 1997, BAC completed the sale of its consumer finance subsidiary, Security Pacific Financial Services Inc., and the sales of certain rural Texas branches and its branch system in Hawaii. Furthermore, BAC announced decisions to exit Midwest retail facilities and to sell its manufactured housing business.

                    The Parent's largest subsidiary, based on total assets at year-end 1997, was the Bank. The Bank was founded by A. P. Giannini in San Francisco, California, and began business as Bank of Italy on October 17, 1904, offering banking services to individuals and small businesses in the community. It adopted its present name on November 1, 1930 and became a subsidiary of the Parent on April 1, 1969.

                    At December 31, 1997, the Parent's other bank subsidiaries included BofA Community Development Bank, which has a state charter, BofA Texas, N.A., a national bank, and BofA FSB
                    (FSB), a federal savings bank. In addition, BofA National Association, which holds a national charter, offers credit card services, primarily to individuals, throughout the United States.

================================================================================
                    OPERATIONS
                    ------------------------------------------------------------

                    The Parent, through its network of subsidiaries, provides banking and other financial services throughout the United States and in selected international markets to consumers and business customers, including corporations, governments, and other institutions.

                    In providing financial products to consumers, BAC offers retail deposit, credit card, home mortgage, manufactured housing and auto loan financing, and various other consumer finance products. It provides a range of deposit and loan products to individuals and small businesses through about 1,800 full-service branches, close to 7,700 ATMs, and telephone and other delivery channels. In California, BAC's largest market, the Bank operated approximately 970 branches at December 31, 1997.

                    As a global financial intermediary, BAC provides capital-raising services, trade finance, cash management, investment banking, capital markets and credit products, and financial advisory services to large public- and private-sector institutions that are part of the global economy.

                    The range of financial products and services available to consumers and large institutions is also provided to middle market customers (companies with annual revenues between $5 million and $500 million) primarily in the West and the Midwest.

                    BAC also provides credit and other financial services to a variety of real estate market segments, including developers, investors, pension fund advisors, real estate investment trusts, and property managers.

                    Furthermore, BAC provides a range of services to individuals and institutions with sophisticated financial planning and management needs. The range of capabilities include institutional investment management supporting BAC's corporate and commercial banking relationships, private banking, investment management, brokerage, and trust services for high-net-worth clients world-wide.

                    Additional information about BAC and its operations is incorporated by reference from pages 29 through 31, Note 2 on page 65, and Note 31 on page 91 of the 1997 Annual Report to Shareholders.


                    PROPERTIES
                    ------------------------------------------------------------

                    BAC's principal offices are located at 555 California Street in San Francisco, California.

                    At December 31, 1997, BAC owned approximately one half of its properties. The remaining facilities were leased.

====================================================================================================================================

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
------------------------------------------------------------------------------------------------------------------------------

                                                                                       YEAR ENDED DECEMBER 31, 1997
                                                                               ---------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                                   BALANCE/a/          INTEREST/b/         RATE/b/
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                                              $  6,197            $   415              6.70%
Federal funds sold                                                                   746                 41              5.54
Securities purchased under resale agreements                                      10,032                776              7.73
Trading account assets                                                            15,538              1,236              7.96
Available-for-sale securities/c/,/d/                                              11,934                839              7.03
Held-to-maturity securities/d/                                                     3,850                294              7.63
Domestic loans:
  Consumer--residential first mortgages                                           35,260              2,601              7.38
  Consumer--residential junior mortgages                                          14,898              1,261              8.46
  Consumer--credit card                                                            7,787              1,133             14.56
  Other consumer                                                                  20,416              1,958              9.59
  Commercial and industrial                                                       34,280              2,725              7.95
  Commercial loans secured by real estate                                         12,653              1,130              8.93
  Financial institutions                                                           3,175                168              5.30
  Lease financing                                                                  2,747                157              5.70
  Loans for purchasing or carrying securities                                      1,945                147              7.55
  Construction and development loans secured by real estate                        2,269                292             12.88/e/
  Agricultural                                                                     1,656                144              8.70
  Other                                                                            1,511                 93              6.17
                                                                                --------            -------
    Total domestic loans                                                         138,597             11,809              8.52
Foreign loans                                                                     27,429              2,073              7.56
                                                                                --------            -------
    Total loans/c/                                                               166,026             13,882              8.36
                                                                                --------            -------
    Total earning assets                                                         214,323            $17,483              8.16
Nonearning assets                                                                 45,010            =======
Less:  Allowance for credit losses                                                 3,532
                                                                                --------
        TOTAL ASSETS/f/                                                         $255,801
                                                                                ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Domestic interest-bearing deposits:
  Transaction                                                                   $  5,657            $    89              1.57%
  Savings                                                                         11,757                242              2.06
  Money market                                                                    39,918              1,111              2.78
  Time                                                                            30,419              1,674              5.50
                                                                                --------            -------
    Total domestic interest-bearing deposits                                      87,751              3,116              3.55
Foreign interest-bearing deposits:
  Banks located in foreign countries                                              13,156                794              6.04
  Governments and official institutions                                           10,802                590              5.47
  Time, savings, and other                                                        21,260              1,293              6.08
                                                                                --------            -------
    Total foreign interest-bearing deposits                                       45,218              2,677              5.92
                                                                                --------            -------
    Total interest-bearing deposits                                              132,969              5,793              4.36
Federal funds purchased                                                            1,176                 64              5.43
Securities sold under repurchase agreements                                       11,583                810              6.99
Other short-term borrowings                                                       17,911              1,099              6.13
Long-term debt                                                                    14,665              1,022              6.97
                                                                                --------            -------
    Total interest-bearing liabilities                                           178,304            $ 8,788              4.93
Domestic noninterest-bearing deposits                                             34,655            =======
Foreign noninterest-bearing deposits                                               1,643
Other noninterest-bearing liabilities                                             19,344
                                                                                --------
    Total liabilities/f/                                                         233,946
Trust preferred securities/g/                                                      1,857
Stockholders' equity                                                              19,998
                                                                                --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $255,801
                                                                                ========
Interest income as a percentage of average earning assets                                                                8.16%
Interest expense as a percentage of average earning assets                                                              (4.10)
                                                                                                                        -----
         NET INTEREST MARGIN                                                                                             4.06%
                                                                                                                        =====
==============================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        YEAR ENDED DECEMBER 31, 1996
                                                                               -------------------------------------------------
                                                                               BALANCE/a/          INTEREST/b/         Rate/b/
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                                              $  5,717            $   453              7.93%
Federal funds sold                                                                   533                 29              5.41
Securities purchased under resale agreements                                      10,334                653              6.32
Trading account assets                                                            12,541              1,004              8.01
Available-for-sale securities/c/,/d/                                              11,383                848              7.45
Held-to-maturity securities/d/                                                     4,347                322              7.42
Domestic loans:
  Consumer--residential first mortgages                                           37,572              2,806              7.47
  Consumer--residential junior mortgages                                          14,264              1,225              8.59
  Consumer--credit card                                                            8,837              1,284             14.53
  Other consumer                                                                  17,465              1,720              9.85
  Commercial and industrial                                                       32,944              2,581              7.83
  Commercial loans secured by real estate                                         11,508              1,018              8.84
  Financial institutions                                                           2,815                124              4.40
  Lease financing                                                                  2,127                147              6.92
  Loans for purchasing or carrying securities                                      1,270                 86              6.78
  Construction and development loans secured by real estate                        2,816                301             10.69
  Agricultural                                                                     1,570                137              8.70
  Other                                                                            1,176                 75              6.39
                                                                                --------            -------
    Total domestic loans                                                         134,364             11,504              8.56
Foreign loans                                                                     24,087              1,863              7.73
                                                                                --------            -------
    TOTAL LOANS/c/                                                               158,451             13,367              8.44
                                                                                --------            -------
    Total earning assets                                                         203,306            $16,676              8.20
Nonearning assets                                                                 42,060            =======
Less:  Allowance for credit losses                                                 3,524
                                                                                --------
        TOTAL ASSETS/f/                                                         $241,842
                                                                                ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Domestic interest-bearing deposits:
  Transaction                                                                   $ 12,205            $   149              1.22%
  Savings                                                                         12,872                263              2.05
  Money market                                                                    28,772                905              3.14
  Time                                                                            30,132              1,545              5.13
                                                                                --------            -------
    Total domestic interest-bearing deposits                                      83,981              2,862              3.41
Foreign interest-bearing deposits:
  Banks located in foreign countries                                              12,957                763              5.89
  Governments and official institutions                                            9,579                502              5.23
  Time, savings, and other                                                        19,058              1,232              6.47
                                                                                --------            -------
    Total foreign interest-bearing deposits                                       41,594              2,497              6.00
                                                                                --------            -------
    Total interest-bearing deposits                                              125,575              5,359              4.27
Federal funds purchased                                                            1,492                 79              5.29
Securities sold under repurchase agreements                                       11,702                695              5.94
Other short-term borrowings                                                       14,448                883              6.11
Long-term debt                                                                    15,396              1,056              6.86
                                                                                --------            -------
    Total interest-bearing liabilities                                           168,613            $ 8,072              4.79
Domestic noninterest-bearing deposits                                             34,415            =======
Foreign noninterest-bearing deposits                                               1,557
Other noninterest-bearing liabilities                                             16,898
                                                                                --------
    Total liabilities/f/                                                         221,483
Trust preferred securities/g/                                                         90
Stockholders' equity                                                              20,269
                                                                                --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $241,842
                                                                                ========
Interest income as a percentage of average earning assets                                                                8.20%
Interest expense as a percentage of average earning assets                                                              (3.97)
                                                                                                                        -----
         NET INTEREST MARGIN                                                                                             4.23%
                                                                                                                        =====
====================================================================================================================================

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.

/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent basis adjustments are based on a marginal tax rate of 40 percent.

/c/  Average balances include nonaccrual assets.

/d/ Refer to the table on page 7 for more detail on average balances, interest, and average rates on available-for-sale and held-to-maturity securities.

/e/ Rates reflect a higher level of interest recoveries on nonaccrual loans during 1997 as compared to the same period in 1996.

=======================================================================================================================

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
-----------------------------------------------------------------------------------------------------------------------

                                                                                 YEAR ENDED DECEMBER 31, 1995
                                                                        -----------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                            BALANCE/a/         INTEREST/b/         RATE/b/
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                                       $  5,853           $   466              7.95%
Federal funds sold                                                            548                32              5.89
Securities purchased under resale agreements                                8,823               618              7.00
Trading account assets                                                      9,106               745              8.18
Available-for-sale securities/c/,/d/                                        9,768               764              7.83
Held-to-maturity securities/d/                                              7,192               524              7.29
Domestic loans:
  Consumer--residential first mortgages                                    35,407             2,500              7.06
  Consumer--residential junior mortgages                                   13,832             1,252              9.05
  Consumer--credit card                                                     8,230             1,230             14.95
  Other consumer                                                           14,149             1,399              9.89
  Commercial and industrial                                                30,927             2,619              8.47
  Commercial loans secured by real estate                                  10,586               957              9.04
  Financial institutions                                                    2,511               143              5.69
  Lease financing                                                           1,835               111              6.06
  Loans for purchasing or carrying securities                               1,303                91              7.02
  Construction and development loans secured by real estate                 3,367               373             11.07
  Agricultural                                                              1,619               157              9.67
  Other                                                                     1,394                91              6.56
                                                                         --------           -------
    Total domestic loans                                                  125,160            10,923              8.73
Foreign loans                                                              21,754             1,792              8.24
                                                                         --------           -------
    Total loans/c/                                                        146,914            12,715              8.65
                                                                         --------           -------
    Total earning assets                                                  188,204           $15,864              8.43
Nonearning assets                                                          42,641           =======
Less:  Allowance for credit losses                                          3,672
                                                                         --------
        TOTAL ASSETS/f/                                                  $227,173
                                                                         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Domestic interest-bearing deposits:
  Transaction                                                            $ 13,241           $   159              1.20%
  Savings                                                                  13,550               282              2.08
  Money market                                                             29,070               870              2.99
  Time                                                                     30,002             1,471              4.90
                                                                         --------           -------
    Total domestic interest-bearing deposits                               85,863             2,782              3.24
Foreign interest-bearing deposits:
  Banks located in foreign countries                                       10,245               679              6.63
  Governments and official institutions                                     6,845               397              5.80
  Time, savings, and other                                                 16,131             1,065              6.60
                                                                         --------           -------
    Total foreign interest-bearing deposits                                33,221             2,141              6.44
                                                                         --------           -------
    Total interest-bearing deposits                                       119,084             4,923              4.13
Federal funds purchased                                                     2,222               131              5.89
Securities sold under repurchase agreements                                 9,110               581              6.38
Other short-term borrowings                                                 9,301               630              6.77
Long-term debt                                                             15,761             1,113              7.06
                                                                         --------           -------
    Total interest-bearing liabilities                                    155,478           $ 7,378              4.75
Domestic noninterest-bearing deposits                                      33,272           =======
Foreign noninterest-bearing deposits                                        1,630
Other noninterest-bearing liabilities                                      17,238
                                                                         --------
    Total liabilities/f/                                                  207,618
Trust preferred securities/g/                                                   -
Stockholders' equity                                                       19,555
                                                                         --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $227,173
                                                                         ========
Interest income as a percentage of average earning assets                                                        8.43%
Interest expense as a percentage of average earning assets                                                      (3.92)
                                                                                                                -----
         NET INTEREST MARGIN                                                                                     4.51%
                                                                                                                =====

===========================================================================================================================
---------------------------------------------------------------------------------------------------------------------------

                                                                                         FOURTH QUARTER 1997
                                                                           ------------------------------------------------
                                                                           BALANCE/a/          INTEREST/b/         RATE/b/
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                                          $  5,808            $  104               7.09%
Federal funds sold                                                               726                10               5.49
Securities purchased under resale agreements                                  11,108               233               8.32
Trading account assets                                                        16,205               341               8.35
Available-for-sale securities/c/,/d/                                          12,878               227               7.03
Held-to-maturity securities/d/                                                 3,621                66               7.26
Domestic loans:
  Consumer--residential first mortgages                                       33,156               606               7.31
  Consumer--residential junior mortgages                                      14,876               314               8.39
  Consumer--credit card                                                        6,892               247              14.30
  Other consumer                                                              20,692               487               9.35
  Commercial and industrial                                                   35,230               718               8.08
  Commercial loans secured by real estate                                     12,888               284               8.80
  Financial institutions                                                       3,388                53               6.28
  Lease financing                                                              2,767                42               5.92
  Loans for purchasing or carrying securities                                  2,062                15               2.78/h/
  Construction and development loans secured by real estate                    2,287                66              11.49
  Agricultural                                                                 1,715                37               8.59
  Other                                                                        1,747                26               5.99
                                                                            --------            ------
    Total domestic loans                                                     137,691             2,895               8.37
Foreign loans                                                                 28,078               536               7.58
                                                                            --------            ------
    TOTAL LOANS/c/                                                           165,769             3,431               8.23
                                                                            --------            ------
    Total earning assets                                                     216,115            $4,412               8.12
Nonearning assets                                                             45,968            ======
Less:  Allowance for credit losses                                             3,495
                                                                            --------
        TOTAL ASSETS/f/                                                     $258,588
                                                                            =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Domestic interest-bearing deposits:
  Transaction                                                               $  5,238            $   22               1.68%
  Savings                                                                     11,201                58               2.07
  Money market                                                                47,974               295               2.43
  Time                                                                        31,307               439               5.56
                                                                            --------            ------
    Total domestic interest-bearing deposits                                  95,720               814               3.37
Foreign interest-bearing deposits:
  Banks located in foreign countries                                          12,920               211               6.48
  Governments and official institutions                                        9,755               139               5.71
  Time, savings, and other                                                    21,693               337               6.15
                                                                            --------            ------
    Total foreign interest-bearing deposits                                   44,368               687               6.15
                                                                            --------            ------
    Total interest-bearing deposits                                          140,088             1,501               4.25
Federal funds purchased                                                        1,494                21               5.54
Securities sold under repurchase agreements                                   13,195               256               7.69
Other short-term borrowings                                                   16,431               269               6.50
Long-term debt                                                                15,790               273                688
                                                                            --------            ------
    Total interest-bearing liabilities                                       185,360            $2,300               4.92
Domestic noninterest-bearing deposits                                         29,750            ======
Foreign noninterest-bearing deposits                                           1,465
Other noninterest-bearing liabilities                                         20,366
                                                                            --------
    Total liabilities/f/                                                     236,941
Trust preferred securities/g/                                                  1,873
Stockholders' equity                                                          19,774
                                                                            --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $258,588
                                                                            ========
Interest income as a percentage of average earning assets                                                            8.12%
Interest expense as a percentage of average earning assets                                                          (4.22)
                                                                                                                    -----
         NET INTEREST MARGIN                                                                                         3.90%
                                                                                                                    =====
===========================================================================================================================
---------------------------------------------------------------------------------------------------------------------------

                                                                                        FOURTH QUARTER 1996
                                                                          -------------------------------------------------
                                                                          BALANCE/a/         INTEREST/b/         RATE/b/
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                                         $  5,878           $  145               9.86%
Federal funds sold                                                              499                7               5.49
Securities purchased under resale agreements                                  9,077              144               6.30
Trading account assets                                                       13,393              271               8.05
Available-for-sale securities/c/,/d/                                         11,763              210               7.12
Held-to-maturity securities/d/                                                4,160               76               7.34
Domestic loans:
  Consumer--residential first mortgages                                      37,291              695               7.46
  Consumer--residential junior mortgages                                     14,625              312               8.48
  Consumer--credit card                                                       8,338              296              14.24
  Other consumer                                                             18,731              457               9.68
  Commercial and industrial                                                  33,454              669               7.95
  Commercial loans secured by real estate                                    12,185              269               8.82
  Financial institutions                                                      2,695               29               4.29
  Lease financing                                                             2,508               51               8.15
  Loans for purchasing or carrying securities                                 1,565               28               7.08
  Construction and development loans secured by real estate                   2,402               61              10.13
  Agricultural                                                                1,486               32               8.51
  Other                                                                       1,241               17               5.33
                                                                           --------           ------
    Total domestic loans                                                    136,521            2,916               8.52
Foreign loans                                                                25,024              475               7.55
                                                                           --------           ------
    TOTAL LOANS/c/                                                          161,545            3,391               8.37
                                                                           --------           ------
    Total earning assets                                                    206,315           $4,244               8.20
Nonearning assets                                                            42,682           ======
Less:  Allowance for credit losses                                            3,520
                                                                           --------
        TOTAL ASSETS/f/                                                    $245,477
                                                                           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Domestic interest-bearing deposits:
  Transaction                                                              $  9,287           $   30               1.32%
  Savings                                                                    12,479               64               2.04
  Money market                                                               31,699              243               3.04
  Time                                                                       30,357              415               5.44
                                                                           --------           ------
    Total domestic interest-bearing deposits                                 83,822              752               3.57
Foreign interest-bearing deposits:
  Banks located in foreign countries                                         12,318              182               5.87
  Governments and official institutions                                       9,996              130               5.17
  Time, savings, and other                                                   19,657              342               6.92
                                                                           --------           ------
    Total foreign interest-bearing deposits                                  41,971              654               6.20
                                                                           --------           ------
    Total interest-bearing deposits                                         125,793            1,406               4.45
Federal funds purchased                                                       1,553               20               5.22
Securities sold under repurchase agreements                                  10,457              155               5.90
Other short-term borrowings                                                  16,453              254               6.14
Long-term debt                                                               15,790              273               6.88
                                                                           --------           ------
    Total interest-bearing liabilities                                      170,046           $2,108               4.93
Domestic noninterest-bearing deposits                                        35,585           ======
Foreign noninterest-bearing deposits                                          1,435
Other noninterest-bearing liabilities                                        17,429
                                                                           --------
    Total liabilities/f/                                                    224,495
Trust preferred securities/g/                                                   366
Stockholders' equity                                                         20,616
                                                                           --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $245,477
                                                                           ========
Interest income as a percentage of average earning assets                                                          8.20%
Interest expense as a percentage of average earning assets                                                        (4.07)
                                                                                                                  -----
         NET INTEREST MARGIN                                                                                       4.13%
                                                                                                                  =====
===========================================================================================================================



/f/ The percentage of average total assets attributable to foreign operations for the years ended December 31, 1997, 1996, and 1995 was 21 percent, 20 percent, and 18 percent, respectively. The percentage of average total liabilities attributable to foreign operations for the same periods was 21 percent, 20 percent, and 19 percent, respectively.

/g/ Trust preferred securities represent corporation obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of the corporation. Related expenses are included in noninterest expense.

/h/ Rates reflect a decrease in fees during the fourth quarter of 1997 as compared to the same period in 1996.


==================================================================================================================
NET INTEREST INCOME ANALYSIS
------------------------------------------------------------------------------------------------------------------
                                                                     YEAR ENDED DECEMBER 31, 1997 OVER 1996
                                                                --------------------------------------------------
                                                                             INCREASE (DECREASE)/a/
                                                                --------------------------------------------------
(IN MILLIONS)                                                   VOLUME                   RATE                NET
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME/b/
Interest-bearing deposits in banks                               $  36                    $ (74)              $ (38)
Federal funds sold                                                  11                        1                  12
Securities purchased under resale agreements                       (20)                     143                 123
Trading account assets                                             238                       (6)                232
Available-for-sale securities:
  U.S. Treasury and other government agency securities              (1)                      (3)                 (4)
  Mortgage-backed securities                                        48                        1                  49
  Other domestic securities                                          7                       (1)                  6
  Foreign securities                                               (23)                     (37)                (60)
                                                                                                              -----
    Total available-for-sale securities                                                                          (9)
Held-to-maturity securities:
  U.S. Treasury and other government agency securities              (1)                       -                  (1)
  Mortgage-backed securities                                       (21)                      (3)                (24)
  State, county, and municipal securities                          (28)                       -                 (28)
  Other domestic securities                                        104                        -                 104
  Foreign securities                                               (90)                      10                 (80)
                                                                                                              -----
    Total held-to-maturity securities                                                                           (29)
Domestic loans:
  Consumer-residential first mortgages                            (171)                     (34)               (205)
  Consumer-residential junior mortgages                             55                      (19)                 36
  Consumer-credit card                                            (154)                       3                (151)
  Other consumer                                                   284                      (46)                238
  Commercial and industrial                                        105                       39                 144
  Commercial loans secured by real estate                          102                       10                 112
  Financial institutions                                            17                       27                  44
  Lease financing                                                   39                      (29)                 10
  Loans for purchasing or carrying securities                       50                       11                  61
  Construction and development loans secured by real estate        (64)                      55                  (9)
  Agricultural                                                       7                        -                   7
  Other                                                             21                       (3)                 18
                                                                                                              -----
    Total domestic loans                                                                                        305
Foreign loans                                                      252                      (42)                210
                                                                                                              -----
    Total loans                                                                                                 515
                                                                                                              -----
        NET INCREASE                                                                                          $ 806
                                                                                                              =====
INTEREST EXPENSE
Domestic interest-bearing deposits:
  Transaction                                                    $ (95)                   $  35               $ (60)
  Savings                                                          (22)                       1                 (21)
  Money market                                                     319                     (113)                206
  Time                                                              15                      114                 129
                                                                                                              -----
    Total domestic interest-bearing deposits                                                                    254
Foreign interest-bearing deposits:
  Banks located in foreign countries                                12                       19                  31
  Governments and official institutions                             65                       23                  88
  Time, savings, and other                                         138                      (77)                 61
                                                                                                              -----
    Total foreign interest-bearing deposits                                                                     180
                                                                                                              -----
    Total interest-bearing deposits                                                                             434
Federal funds purchased                                            (17)                       2                 (15)
Securities sold under repurchase agreements                         (7)                     122                 115
Other short-term borrowings                                        213                        3                 216
Long-term debt                                                     (51)                      17                 (34)
                                                                                                              -----
        NET INCREASE                                                                                          $ 716
                                                                                                              =====
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
                                                                         YEAR ENDED DECEMBER 31, 1996 OVER 1995
                                                                ---------------------------------------------------
                                                                                  INCREASE (DECREASE)/a/
                                                                ---------------------------------------------------
(IN MILLIONS)                                                   VOLUME                   RATE                NET
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME/b/
Interest-bearing deposits in banks                               $ (12)                   $  (1)              $ (13)
Federal funds sold                                                  (1)                      (2)                 (3)
Securities purchased under resale agreements                        99                      (64)                 35
Trading account assets                                             275                      (16)                259
Available-for-sale securities:
  U.S. Treasury and other government agency securities             (15)                       4                 (11)
  Mortgage-backed securities                                        92                       (6)                 86
  Other domestic securities                                          7                        3                  10
  Foreign securities                                                38                      (39)                 (1)
                                                                                                              -----
    Total available-for-sale securities                                                                          84
Held-to-maturity securities:
  U.S. Treasury and other government agency securities             (19)                      (5)                (24)
  Mortgage-backed securities                                      (165)                      19                (146)
  State, county, and municipal securities                           (2)                      (2)                 (4)
  Other domestic securities                                         (5)                      (1)                 (6)
  Foreign securities                                               (14)                      (8)                (22)
                                                                                                              -----
    Total held-to-maturity securities                                                                          (202)
Domestic loans:
  Consumer-residential first mortgages                             157                      149                 306
  Consumer-residential junior mortgages                             38                      (65)                (27)
  Consumer-credit card                                              89                      (35)                 54
  Other consumer                                                   327                       (6)                321
  Commercial and industrial                                        166                     (204)                (38)
  Commercial loans secured by real estate                           82                      (21)                 61
  Financial institutions                                            16                      (35)                (19)
  Lease financing                                                   19                       17                  36
  Loans for purchasing or carrying securities                       (2)                      (3)                 (5)
  Construction and development loans secured by real estate        (60)                     (12)                (72)
  Agricultural                                                      (5)                     (15)                (20)
  Other                                                            (14)                      (2)                (16)
                                                                                                              -----
    Total domestic loans                                                                                        581
Foreign loans                                                      186                     (115)                 71
                                                                                                              -----
    Total loans                                                                                                 652
                                                                                                              -----
        NET INCREASE                                                                                          $ 812
                                                                                                              =====
INTEREST EXPENSE
Domestic interest-bearing deposits:
  Transaction                                                    $ (13)                   $   3               $ (10)
  Savings                                                          (15)                      (4)                (19)
  Money market                                                      (9)                      44                  35
  Time                                                               6                       68                  74
                                                                                                              -----
    Total domestic interest-bearing deposits                                                                     80
Foreign interest-bearing deposits:
  Banks located in foreign countries                               166                      (82)                 84
  Governments and official institutions                            147                      (42)                105
  Time, savings, and other                                         188                      (21)                167
                                                                                                              -----
    Total foreign interest-bearing deposits                                                                     356
                                                                                                              -----
    Total interest-bearing deposits                                                                             436
Federal funds purchased                                            (40)                     (12)                (52)
Securities sold under repurchase agreements                        156                      (42)                114
Other short-term borrowings                                        319                      (66)                253
Long-term debt                                                     (27)                     (30)                (57)
                                                                                                              -----
        NET INCREASE                                                                                          $ 694
                                                                                                              =====
===================================================================================================================

/a/ Changes that are the result of a joint volume and rate fluctuation are allocated in proportion to the volume and rate changes

/b/ Interest income is presented on a taxable-equivalent basis. The taxable-equivalent basis adjustments are based on a marginal tax rate of 40 percent.

====================================================================================================================================

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES-AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
------------------------------------------------------------------------------------------------------------------------------------

                                           YEAR ENDED DECEMBER 31, 1997                             YEAR ENDED DECEMBER 31, 1996
                                  ------------------------------------------------------         -----------------------------------

                                                                                   RATE
                                                                RATE           BASED ON
                                                                BASED ON       AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)      BALANCE/a/     INTEREST/b/    FAIR VALUE/b/      COST/b/         BALANCE/a/     INTEREST/b/
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury and other
  government agency
  securities                       $ 1,418        $ 92           6.51%          6.48%               $ 1,440        $ 97
Mortgage-backed securities           7,000         479           6.85           6.88                  6,305         431
Other domestic securities              911          51           5.56           6.21                    786          44
Foreign securities                   2,605/c/      217           8.31/d/        8.05/d/               2,852/c/      276
-----------------------------------------------------------------------------------------------------------------------
                                   $11,934        $839           7.03%          7.05%               $11,383        $848
-----------------------------------====================================================================================


                                    YEAR ENDED DECEMBER 31, 1996                       YEAR ENDED DECEMBER 31, 1995
                                  --------------------------------        -------------------------------------------------------
                                                          RATE                                                             RATE
                                     RATE             BASED ON                                              RATE       BASED ON
                                  BASED ON            AMORTIZED                                         BASED ON       AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)      FAIR VALUE/b/           COST/b/         BALANCE/a/     INTEREST/b/    FAIR VALUE/b/   COST/b/
---------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury and other
  government agency
  securities                       6.72%               6.70%               $1,659         $108            6.49%          6.45%
Mortgage-backed securities         6.83                6.82                 4,962          344            6.94           6.89
Other domestic securities          5.64                6.61                   660           34            5.22           5.84
Foreign securities                 9.69/d/             9.19/d/              2,487/c/       278           11.17/d/       10.10/d/
-----------------------------------------------------------------------------------------------------------------------------
                                   7.45%               7.42%               $9,768         $764            7.83%          7.64%
-----------------------------------==========================================================================================

                                            YEAR ENDED DECEMBER 31, 1997            YEAR ENDED DECEMBER 31, 1996
                                       -------------------------------------   ---------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)           BALANCE/a/     INTEREST/b/    RATE/b/   BALANCE/a/     INTEREST/b/     RATE/b/
----------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
U.S. Treasury and other government
 agency securities                      $   11         $  1           5.18%     $   33          $  2          4.95%
Mortgage-backed securities               2,022          151           7.47       2,308           175          7.60
State, county, and municipal
 securities                                353           27           7.66         416            31          7.57
Other domestic securities                   54            4           6.86          99             7          7.28
Foreign securities                       1,410          111           7.89       1,491           107          7.15
------------------------------------------------------------------------------------------------------------------
                                        $3,850         $294           7.63%     $4,347          $322          7.42%
----------------------------------------==========================================================================

                                                           YEAR ENDED DECEMBER 31, 1995
                                                      -------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                          BALANCE/a/     INTEREST/b/    RATE/b/
-------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
U.S. Treasury and other government
 agency securities                                     $  388         $ 26            6.72%
Mortgage-backed securities                              4,490          321            7.15
State, county, and municipal
 securities                                               445           35            7.89
Other domestic securities                                 178           13            7.62
Foreign securities                                      1,691          129            7.62
------------------------------------------------------------------------------------------
                                                       $7,192         $524            7.29%
-------------------------------------------------------===================================

                                                   FOURTH QUARTER 1997
                                  -------------------------------------------------------
                                                                                   RATE
                                                                    RATE       BASED ON
                                                                BASED ON       AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)      BALANCE/a/     INTEREST/b/    FAIR VALUE/b/    COST/b/
-----------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury and other
 government agency securities      $ 1,420         $ 22            6.24%           6.34%
Mortgage-backed securities           7,685          132            6.86            6.97
Other domestic securities              973           13            5.27            5.92
Foreign securities                   2,800/c/        60            8.51            8.39
---------------------------------------------------------------------------------------
                                   $12,878         $227            7.03%           7.81%
-----------------------------------====================================================

                                                   FOURTH QUARTER 1996
                                  ------------------------------------------------------
                                                                                   RATE
                                                                    RATE       BASED ON
                                                                BASED ON       AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)      BALANCE/a/     INTEREST/b/    FAIR VALUE/b/    COST/b/
----------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury and other
 government agency securities      $ 1,346        $ 23             6.74%           6.72%
Mortgage-backed securities           6,566         113             6.87            6.90
Other domestic securities              926          12             5.44            6.43
Foreign securities                   2,925/c/       62             8.38            8.06
---------------------------------------------------------------------------------------
                                   $11,763        $210             7.12%           7.15%
-----------------------------------====================================================

                                                               FOURTH QUARTER 1997                     FOURTH QUARTER 1996
                                                      -------------------------------------   --------------------------------------

(DOLLAR AMOUNTS IN MILLIONS)                          BALANCE/a/     INTEREST/b/    RATE/b/   BALANCE/a/     INTEREST/b/    RATE/b/
------------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
U.S. Treasury and other government agency securities   $    8            $ -         3.13%     $   19             $ -        5.51%
Mortgage-backed securities                              1,911             36         7.48       2,190              42        7.60
State, county, and municipal securities                   310              6         7.79         401               7        7.55
Other domestic securities                                  54              1         6.87          58               1        7.12
Foreign securities                                      1,338             23         6.85       1,492              26        6.93
---------------------------------------------------------------------------------------------------------------------------------
                                                       $3,621            $66         7.26%     $4,160             $76        7.34%
-------------------------------------------------------==========================================================================

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

====================================================================================================================================

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

CARRYING VALUE AND YIELD BY CONTRACTUAL MATURITY DATE
====================================================================================================================================

                                                               AVAILABLE-FOR-SALE SECURITIES       HELD-TO-MATURITY SECURITIES
                                                               -----------------------------       ---------------------------
                                                                     DECEMBER 31, 1997/a/               DECEMBER 31, 1997
                                                               -----------------------------       ---------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                     AMOUNT                YIELD/b/    AMOUNT              YIELD/b/
-----------------------------------------------------------------------------------------------------------------------------------
DUE IN ONE YEAR OR LESS
U.S. Treasury and other government agency securities            $    83                 3.56%      $   15               4.98%
Mortgage-backed securities                                            -                    -            -                  -
State, county, and municipal securities                               -                    -           32               5.35
Other securities                                                  1,206                 7.83          248               7.20
                                                                -------                            ------
                                                                  1,289                 7.55          295               6.89

DUE AFTER ONE YEAR THROUGH FIVE YEARS
U.S. Treasury and other government agency securities                292                 6.29            -                  -
Mortgage-backed securities                                            6                 8.00           63               7.90
State, county, and municipal securities                               -                    -           94               5.49
Other securities                                                    415                 6.71          128               8.01
                                                                -------                            ------
                                                                    713                 6.55          285               7.16

DUE AFTER FIVE YEARS THROUGH TEN YEARS
U.S. Treasury and other government agency securities                945                 6.07            -                  -
Mortgage-backed securities                                          986                 6.94          696               7.63
State, county, and municipal securities                               2                 5.51           88               5.61
Other securities                                                    124                 7.04           46               9.37
                                                                -------                            ------
                                                                  2,057                 6.54          830               7.51

DUE AFTER TEN YEARS
U.S. Treasury and other government agency securities                146                 8.83            1               4.47
Mortgage-backed securities                                        6,515                 7.13        1,118               7.47
State, county, and municipal securities                               1                 5.05          117               5.34
Other securities                                                  1,631                 5.94        1,021               4.00
                                                                -------                            ------
                                                                  8,293                 6.92        2,257               5.79
                                                                -------                            ------
                                                                $12,352                            $3,667
                                                                =======                            ======

==================================================================================================================================

/a/ These amounts exclude equity securities, which have no contractual maturities.
/b/ Yields on tax-exempt securities have not been computed on a taxable-equivalent basis.

CARRYING VALUE BY INVESTMENT CATEGORY
==================================================================================================================================

                                                                                                   DECEMBER 31,
                                                                                  ------------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                                         1997             1996             1995
----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury and other government agency securities                              $ 1,466          $ 1,494         $  1,810
Mortgage-backed securities                                                          7,507            6,622            6,749
State, county, and municipal securities                                                 3                2                7
Other securities                                                                    3,376            3,698            3,180
                                                                                  -------          -------         --------
                                                                                  $12,352          $11,816         $ 11,746
                                                                                  =======          =======         ========
HELD-TO-MATURITY SECURITIES
U.S. Treasury and other government agency securities                              $    16          $    19         $     66
Mortgage-backed securities                                                          1,877            2,163            2,481
State, county, and municipal securities                                               331              423              467
Other securities                                                                    1,443            1,533            1,642
                                                                                  -------          -------         --------
                                                                                  $ 3,667          $ 4,138         $  4,656
                                                                                  =======          =======         ========

Additional information on the securities portfolios is incorporated by reference from page 60 of Note 1 and pages 66 and 67 of Note 7 of the 1997 Annual Report to Shareholders.

================================================================================


LOAN PORTFOLIO          LOAN OUTSTANDINGS BY TYPE
                        ========================================================
                        Information on loan outstandings by type is incorporated by reference from page 34 of the 1997 Annual Report to Shareholders.

                        MATURITY DISTRIBUTION AND INTEREST RATE CHARACTERISTICS OF CERTAIN TYPES OF LOANS
                        ======================================================================================================

                                                                               REMAINING MATURITIES AS OF DECEMBER 31, 1997
                        ------------------------------------------------------------------------------------------------------
                                                                                         DUE AFTER ONE
                                                                             DUE IN ONE   YEAR THROUGH   DUE AFTER
                        (IN MILLIONS)                                      YEAR OR LESS     FIVE YEARS  FIVE YEARS       TOTAL
                        ------------------------------------------------------------------------------------------------------
                        MATURITY DISTRIBUTION OF LOANS
                        Domestic commercial loans:
                          Secured by real estate                                $   692        $ 3,359     $ 8,846     $12,897
                          Construction and development secured by
                            real estate                                           1,219            787         200       2,206
                          Commercial and industrial, financial institutions,
                            and agricultural                                     31,022          8,955       1,934      41,911
                          Foreign loans                                          19,005          4,837       4,690      28,532
                       -------------------------------------------------------------------------------------------------------

                                                                                $51,938        $17,938     $15,670     $85,546
                       ---------------------------------------------------------==============================================

                       LOANS DUE AFTER ONE YEAR
                       Predetermined interest rates                                            $ 4,272     $ 5,435     $ 9,707
                       Floating or adjustable interest rates                                    13,666      10,235      23,901
                       -------------------------------------------------------------------------------------------------------
                                                                                               $17,938     $15,670     $33,608
                       ------------------------------------------------------------------------===============================

                        Principal repayments of loans are reported in the table above in the maturity category in which remaining payments are due under the contractual terms of the loan. Certain loan agreements provide rollover options that may extend the contractual maturity of these loans. However, these extensions are not reflected in the table above until such time as the option is exercised.

                        Information concerning recent international developments, cross-border outstandings exceeding one percent of total assets, and regional foreign exposure, along with a discussion of the risks, including credit risk, inherent in BAC's foreign operations are incorporated by reference from pages 35 through 37, pages 44 through 45, and Note 8 on page 67 of the 1997 Annual Report to Shareholders.

================================================================================

                 OFF-BALANCE-SHEET CREDIT-RELATED FINANCIAL INSTRUMENTS
                 ===============================================================

                 Information on off-balance-sheet credit-related financial instruments is incorporated by reference from page 43 and pages 80 and 81 of Note 25 of the 1997 Annual Report to Shareholders.


                 NONPERFORMING ASSETS
                 ===============================================================

                 Information on nonperforming assets is incorporated by reference from pages 41 and 42 of the 1997 Annual Report to Shareholders.

                 INTEREST INCOME FOREGONE ON NONACCRUAL ASSETS
                 =============================================================================================

                                                                                                    YEAR ENDED
                 (IN MILLIONS)                                                                DECEMBER 31,1997
                 ---------------------------------------------------------------------------------------------
                 DOMESTIC

                 Interest income that would have been recognized had the assets performed in
                   accordance with their original terms                                                   $178
                 Less: Interest income included in the results of operations                                66
                 ---------------------------------------------------------------------------------------------
                   Domestic interest income foregone                                                       112

                 FOREIGN
                 Interest income that would have been recognized had the assets performed in
                   accordance with their original terms                                                     21
                 Less: Interest income included in the results of operations                                 4
                 ---------------------------------------------------------------------------------------------
                   Foreign interest income foregone                                                         17
                 ---------------------------------------------------------------------------------------------
                                                                                                          $129
                 -----------------------------------------------------------------------------------------====

                 Information on nonaccrual loan accounting policies and interest income foregone on restructured loans is incorporated by reference from pages 60 and 61 of Note 1, and Notes 8 and 9 on pages 67 and 68 of the 1997 Annual Report to Shareholders.

================================================================================


                    RESTRUCTURED LOANS
                    =====================================================================================================

                                                                                          YEAR ENDED DECEMBER 31
                                                                        -------------------------------------------------
                    (IN MILLIONS)                                       1997        1996       1995        1994      1993
                    -----------------------------------------------------------------------------------------------------
                    DOMESTIC
                    Commercial and industrial                           $  5        $ 25       $ 78        $71       $ 66
                    Commercial loans secured
                        by real estate                                   265         255         18         15         21
                    Lease financing                                        -           -          -          -          1
                    Construction and development
                        loans secured by real estate                       3          16         15          2         10
                    Agricultural                                           1           1          1          7          -
                    -----------------------------------------------------------------------------------------------------
                                                                        $274        $297       $112        $95       $ 98

                    FOREIGN/a/                                             -           5          1          2         36
                    -----------------------------------------------------------------------------------------------------
                                                                        $274        $302       $113        $97       $134
                    -----------------------------------------------------------------------------------------------------
                    /a/ Excludes debt restructurings with countries that have experienced liquidity problems of $1.4 billion, $1.6 billion, $1.6 billion, $1.8 billion, and $2.4 billion at December 31, 1997, 1996, 1995,
                        1994, and 1993, respectively.  Beginning in the first quarter of 1994, the majority of these instruments were classified as either available-for-sale or held-to-maturity securities.  Prior to January 1, 1994, these instruments were classified as loans.  For further information on these restructurings, refer to Note 8 of the Notes to Consolidated Financial Statements on
                        page 67 of the 1997 Annual Report to Shareholders.


                    Information on other debt restructurings is incorporated by reference from Note 8 on page 67 of the
                    1997 Annual Report to Shareholders.

                    OTHER INTEREST-BEARING ASSETS ON NONACCRUAL STATUS
                    =====================================================================================================

                    Other interest-bearing assets on nonaccrual status primarily include other assets and accounts receivable. Information on other interest-bearing assets on nonaccrual status is incorporated by reference from pages 41 and 42 of the 1997 Annual Report to Shareholders.

=============================================================================================================================

SUMMARY OF          ANNUAL CREDIT  LOSS EXPERIENCE
CREDIT LOSS         =========================================================================================================
EXPERIENCE          Information on annual credit loss experience is
                    incorporated by reference from pages 38 through
                    40 of the 1997 Annual Report to Shareholders.

                    ALLOWANCE FOR FOREIGN CREDIT LOSSES/a/
                    =========================================================================================================
                                                                                        Year Ended December 31
                                                                           --------------------------------------------------
                            (IN MILLIONS)                                   1997      1996         1995       1994     1993
                            -------------------------------------------------------------------------------------------------
                            BALANCE, BEGINNING OF YEAR                     $ 425      $428         $391      $ 392    $ 559

                            Credit losses                                     66        39           15         42       36
                            Credit loss recoveries                            27        60           99        124       66
                            -----------------------------------------------------------------------------------------------
                              Net credit (losses) recoveries                 (39)       21           84         82       30
                            Provision for credit losses                      624/b/    (26)         (54)         -        -
                            Losses on the sale or swap of loans
                              to restructuring countries                       -         -            -          -       (3)
                            Other net additions (deductions)                  (5)        2            7        (13)    (264)/a,c/
                            -----------------------------------------------------------------------------------------------
                                 BALANCE, END OF YEAR                     $1,005      $425         $428      $ 391    $ 322
                            ==================================================================================================
                        /a/ The allocations of the allowance for credit losses and the provision for credit losses are used to measure divisional profitability and are based on management's judgment of potential losses in the respective portfolios. This allocation process resulted in reductions in the allowance for foreign credit losses of $166 million in 1993. These reductions primarily related to Latin America. While management has allocated reserves to various portfolio segments for purposes of this table, the allowance is general in nature and is available for the portfolio in its entirety.

                        /b/ The increase in the provision for credit losses was primarily related to the volatile conditions in emerging markets towards the end of 1997.

                        /c/ Includes a $36 million addition related to the consolidation of subsidiaries and operations that were held for disposition at December 31, 1992 and a deduction of $128 million related to the transfer of certain assets net of their related allowance to other assets. This deduction included $88 million of regulatory-related allocated transfer risk reserve.

                            ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
                            ====================================================================================================

                            Information on the allocation of the allowance for credit losses by loan type is incorporated by reference on page 39 of the 1997 Annual Report to Shareholders .

                            -----------------------------------------------------------------------------------------------------
DEPOSITS                    AVERAGE DEPOSIT BALANCES AND AVERAGE RATES
                            =====================================================================================================
                            Average deposit balances, average rates, and average foreign deposit liabilities are shown on pages 4 and 5 of this report.

                            MATURITY DISTIBUTION OF DOMESTIC TIME DEPOSITS OF $100,000 OR MORE
                            =====================================================================================================

                                                                                     Decemeber 31, 1997
                                                                    ------------------------------------------------------------
                                                                                  TIME CERTIFICATES                   OTHER TIME
                                                                                         OF DEPOSIT                     DEPOSITS
                            (IN MILLIONS)                                       OF $100,000 OR MORE          OF $100,000 OR MORE
                            ---------------------------------------------------------------------------------------------------
                            TIME REMAINING UNTIL MATURITY
                            Three months or less                                         $   6,747                          $ 61
                            After three months through six months                            2,164                             -
                            After six months through twelve months                           1,719                             -
                            After twelve months                                              1,551                            40
                            ----------------------------------------------------------------------------------------------------
                                                                                         $  12,181                          $101
                            -------------------------------------------------------------=======================================

================================================================================

RETURN ON EQUITY    The ratio of average total equity to average total assets,
AND ASSETS          the rates of return on average total assets and average
                    common and total equity, and the common dividend payout
                    ratios for the years ended December 31, 1997, 1996, and 1995 are incorporated by reference from page 21 of the 1997
                    Annual Report to Shareholders.
--------------------------------------------------------------------------------

                    ===========================================================================================================
SHORT-TERM                                                                    DECEMBER 31              AVERAGE DURING YEAR
BORROWINGS                                                           -----------------------------  ---------------------------
                                                          MAXIMUM                        WEIGHTED
                                                     OUTSTANDINGS                         AVERAGE                       AVERAGE
                    (DOLLAR AMOUNTS IN MILLIONS)      DURING YEAR    OUTSTANDINGS   INTEREST RATE   OUTSTANDINGS  INTEREST RATE
                    -----------------------------------------------------------------------------------------------------------
                    1997
                    Federal funds purchased/a/            $ 3,751         $ 3,751            5.58%       $ 1,176           5.43%
                    Securities sold under repurchase
                      agreements/a/                        15,106          11,159            7.95         11,583           6.99
                    Other short-term borrowings            20,163          15,702            6.52         17,911           6.13
                    -----------------------------------------------------------------------------------------------------------

                    1996
                    Federal funds purchased/a/            $ 2,740         $ 2,176            5.21%       $ 1,492           5.29%
                    Securities sold under repurchase
                      agreements/a/                        15,102           7,644            5.98         11,702           5.94
                    Other short-term borrowings            17,566          17,566            6.08         14,448           6.11
                    -----------------------------------------------------------------------------------------------------------

                    1995
                    Federal funds purchased/a/            $ 5,160         $ 5,160            5.62%       $ 2,222           5.89%
                    Securities sold under repurchase
                      agreements/a/                        10,730           6,383            6.69          9,110           6.38
                    Other short-term borrowings            10,800           7,627            6.88          9,301           6.77
                    ===========================================================================================================

                    /a/ Federal funds purchased and securities sold under repurchase agreements mature either overnight or weekly.

--------------------------------------------------------------------------------

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

                    In recent years, increased competition has also developed from predominantly specialized finance and nonfinance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Competition for deposit and loan products remains strong, from both banking and nonbanking firms, and affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. In addition, competition has intensified due to changes in federal and state interstate banking laws, which permit banking organizations to expand geographically. Such laws allow banks to merge with other banks across state lines, thereby enabling BAC's competitors to establish or expand banking operations in BAC's most significant markets.

                    Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for nondepository institutions to offer customers automated transfer payment services that previously have been traditional banking products. In addition, customers

================================================================================

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

                    Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. As a major and active participant in financial markets, BAC strives to anticipate and adapt to these changing competitive conditions, but there can be no assurance as to their impact on BAC's future business or results of operations.
--------------------------------------------------------------------------------

SUPERVISION AND     The banking and financial services businesses in which BAC
REGULATION          engages are highly regulated.  Such regulation is intended, among other things, to protect depositors covered by the Federal Deposit Insurance Corporation (FDIC) and the banking system as a whole. The laws, regulations, and policies affecting such businesses are continually under review by Congress, state legislatures, and federal and state regulatory agencies. Changes in the laws, regulations, or policies that affect BAC cannot necessarily be predicted, but they may have a material effect on the business and earnings of BAC.

                    Following is a summary of significant statutes, regulations, and policies that apply to the operation of banking institutions. This summary is qualified in its entirety by reference to the full text of such statutes, regulations, or policies.

                    A.  GENERAL

                    As a bank holding company, the Parent is subject to regulation under the Bank Holding Company Act (BHCA) of 1956, as amended, and is registered as such with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Pursuant to the BHCA, the Parent is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of any class of voting shares of any nonbanking corporation, and may not acquire more than 5 percent of the voting shares of any domestic bank without the prior approval of the FRB. In addition, the Parent may not engage in any business directly or through a nonbanking subsidiary other than managing and controlling banks or furnishing services that the FRB deems to be so closely related to banking as "to be a proper incident thereto."

                    The Parent's subsidiaries are also subject to extensive regulation, supervision, and examination by applicable federal and state regulatory agencies. The Bank and other national bank subsidiaries are primarily regulated by the Office of the Comptroller of the Currency (OCC). The state-chartered bank subsidiary of the Parent is primarily regulated by the FDIC and state banking regulator. FSB is subject to the regulatory authority of the Office of Thrift Supervision (OTS) and the FRB. Further, all domestic depository institution subsidiaries of BAC that are insured institutions are subject to the authority of the FDIC. The activities of

================================================================================

                    the Parent's broker/dealers, which include BancAmerica Robertson Stephens and BA Futures, Inc., are subject to rules and regulations promulgated by the Securities and Exchange Commission (SEC), the Commodity Futures Trading Commission, securities industry self regulatory organizations (the New York Stock Exchange, the National Association of Securities Dealers, Inc., and the Municipal Securities Rulemaking Board), the FRB, and various state securities commissions. Other nonbank subsidiaries of the Parent are regulated under applicable federal and/or state mortgage lending, insurance, consumer, and other laws.

                    B.  DIVIDEND RESTRICTIONS

                    The availability of dividends from the Parent's subsidiaries is limited by various statutes and regulations. The National Bank Act and other federal laws prohibit the payment of dividends by a national bank under certain circumstances, and limit the amount a national bank can pay without the prior approval of the OCC. In addition, the state-chartered banking subsidiary is subject to dividend limitations imposed by applicable state and federal laws. FSB is subject to OTS regulatory restrictions on its payment of dividends. Specific information related to restrictions on funds available to the Parent and its subsidiaries is incorporated by reference from Note 30 on pages 88 through 90 of the 1997 Annual Report to Shareholders.

                    C.  REGULATORY CAPITAL STANDARDS AND RELATED MATTERS

                    As a result of the enactment of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (FIRREA), any insured depository institution owned by the Parent (i.e., any bank or savings association subsidiary) can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Parent. FIRREA also established, in part, new regulations that raised capital requirements and standards. The primary emphasis of the capital standards required by FIRREA is to ensure that financial institutions have sufficient capital to support the risk levels of their assets and off-balance-sheet commitments. The risk-based capital ratios and the leverage ratio, as required by FIRREA, provide a means to measure financial institutions' compliance with capital standards.

                    During 1991, Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), which focused primarily on tightening the supervision of banks and thrifts and recapitalizing the Bank Insurance Fund (BIF). Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from "well capitalized" to "critically undercapitalized." If a bank does not meet any of the minimum capital requirements set by its regulators, FDICIA requires certain responses, such as that the bank submit a plan, guaranteed by its holding company, to restore its capital to adequate levels. It is BAC's policy to maintain risk-based capital ratios for both the parent and its domestic banking subsidiaries above the "well capitalized" levels, and as of December 31, 1997, BAC and all of its banking subsidiaries met the requirements of a "well capitalized" institution.

                    BAC is also subject to the risk-based capital and leverage guidelines of the FRB, which require that BAC's capital-to-asset ratios meet certain minimum standards. For a detailed discussion of the FRB guidelines and BAC's risk-based capital and leverage ratios, refer to pages 50 through 53 and Note 20 on pages 73 and 74 of the 1997 Annual Report to Shareholders.

================================================================================

                    As deposits of BAC's subsidiary banks are insured by the BIF administered by the FDIC, such subsidiaries are subject to FDIC insurance assessments. For purposes of determining insurance premium assessments, the FDIC places each insured bank in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). Assessment rates for deposit insurance premiums currently range from zero percent to 0.27 percent, depending on the assessment category into which the insured institution is placed.

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

                    Under legislation enacted in 1996, beginning January 1, 1997, BIF member institutions will begin sharing the cost of funding Financing Corporation interest payments. The cost of funding these interest payments will be in the form of an assessment on both BIF and SAIF insured deposits. BIF insured deposit assessment rates will be lower than the SAIF rates. Actual rates will fluctuate over time depending on the amount of deposits insured by the BIF and SAIF at the time the assessment is made.

                    D.  KEY LEGISLATIVE AND REGULATORY DEVELOPMENTS

                    1.  Interstate Banking

                    The Riegle-Neal Interstate Banking and Branching Efficiency Act, which was enacted in 1994, authorizes bank holding companies to acquire banks in other states, subject to certain deposit concentration limitations. Beginning June 1, 1997 and subject to certain deposit concentration and other limitations, banks were authorized to merge with other banks in states that do not "opt out" of the interstate legislation prior to June 1, 1997. Interstate mergers were permitted to be conducted prior to June 1, 1997 in states that specifically permit such mergers. The ability to merge with other banks across state lines has enabled BAC to consolidate a number of its affiliate banking operations. However, Texas has "opted out".

                    2.  Pending Legislation and Regulation

                    During 1997, Congress considered reform of the Glass-Steagall Act and the BHCA, which restrict banks' and bank holding companies' ability to engage in certain activities, including the underwriting of and dealing in various securities. If such statutory reform is enacted in the future, it could cause a significant change in the makeup of the financial services industry and affect the ability of BAC to offer a broader range of financial products.

                    As noted above, it is impossible to predict whether or when any such legislation and regulation might be enacted, and there can be no assurance as to the impact of any such legislation on BAC's future business or results of operations.

================================================================================

                    3.  Environmental Regulation

                    Since BAC is not a manufacturer using or a transporter conveying chemicals or toxins that might have an adverse effect on the environment, its primary exposure to environmental law and regulation is through its lending and trust activities. BAC's lending and trust procedures include controls designed to identify and monitor this exposure in an effort to avoid any significant loss or liability related to environmental regulations.

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

--------------------------------------------------------------------------------

EMPLOYEES           At December 31, 1997, BAC's staff level on a full-time-
                    equivalent basis was approximately 77,000. BAC had approximately 90,500 employees, both full-time and part-time, at December 31, 1997.


ITEM 3.   LEGAL PROCEEDINGS
================================================================================

                    Due to the nature of its business, BAC and the Bank are subject to various threatened or filed legal actions. Some of these actions allege damages, or seek penalties or other relief, in very large amounts.

                    The Bank has been named in one such suit by the City of San Francisco and several related public entities, and by the State of California, in an action entitled State of California, etc ex rel Stull v. Bank of America NT&SA, et al. (No. 968-484). The case was instituted on April 1, 1995 in the Superior Court for the City and County of San Francisco. The City of San Francisco and related public entities intervened in the case on May 1, 1997, and the State of California took over prosecution of the case on May 5, 1997. The chief allegation of this suit is that the Bank retained unclaimed funds related to bonds and coupons which were not presented by bondholders rather than returning them to certain bond issuers or escheating such funds to the State. The suit also alleges False Claims Act exposure for alleged fee overcharges and claims that the Bank improperly invested bond program funds. The amount of any ultimate exposure cannot be determined with certainty at this time.

                    Based on the results of BAC's investigation to date, BAC does not expect the final outcome of the threatened or filed suits, including the suit described above, to have a material adverse effect on its financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
================================================================================

                    None.

PART II


================================================================================

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
================================================================================

                    Information on dividend restrictions, dividend payments, the principal market for and trading price of the Parent's common stock, and the number of holders of such stock is incorporated by reference from pages 21, 22, 50 through 52,
                    Note 30 on pages 88 through 90, and Note 32 on page 92 of the 1997 Annual Report to Shareholders.

ITEM 6.   SELECTED FINANCIAL DATA
================================================================================

                    Selected financial data is incorporated by reference from pages 21 and 22 of the 1997 Annual Report to Shareholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
================================================================================

                    Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference from pages 21 through 53 of the 1997 Annual Report to Shareholders.

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

                    By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors. Among the uncertainties to which the Parent's forward-looking statements are subject are Year 2000 on page 28, Recent International Developments and Regional Foreign Exposures on pages 35 through 37, and Risk Management and Capital Management on pages 44 through 53 of the Parent's 1997 Annual Report to Shareholders. In addition, various events can create uncertainties to which the Parent's forward-looking statements are subject. These events include, but are not limited to, technological changes; the effects of competition or of legislative or regulatory developments (see "Competition" and "Supervision and Regulation" on pages 14 through 17); changes in fiscal monetary and tax policies of the United States and other countries in which the Parent does business; political or social developments, including war, civil unrest or terrorist activity; the possibility of foreign exchange controls, expropriation, nationalization or confiscation of assets in countries in which the Parent conducts business; and natural disasters (including earthquakes).

================================================================================

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



ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

                    Qualitative and Quantitative Disclosures About Market Risk is incorporated by reference from pages 45 through 49 of the 1997 Annual Report to Shareholders.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
================================================================================

                    The Report of Independent Auditors, the consolidated financial statements, and the notes to consolidated financial statements are incorporated by reference from pages 55 through 92 of the 1997 Annual Report to Shareholders. See Item 14 of this report for information concerning financial statements and schedules filed with this report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE
================================================================================

                    None.

PART III


================================================================================

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
================================================================================

                    Reference is made to the text under the captions, "Executive Compensation, Benefits and Related Matters" (excluding the material under the headings "Report of the Executive Personnel and Compensation Committee" and "Shareholder Return Performance Graph" therein) and "Item No. 1--Election of Directors" in the Proxy Statement for the May 21, 1998 Annual Meeting of Shareholders of the Parent for incorporation of information concerning directors and persons nominated to become directors. Information concerning executive officers of the Parent as of March 1, 1998 is set forth below.


                        NAME                AGE       POSITION WITH REGISTRANT
                        David A. Coulter     50       Chairman of the Board, President,
                                                        and Chief Executive Officer

                        Kathleen J. Burke    46       Vice Chairman - Human Resources

                        H. Eugene Lockhart   48       President, Global Retail Bank

                        Jack L. Meyers       55       Vice Chairman - Risk Management

                        Michael J. Murray    53       President, Global Wholesale Bank

                        Michael E. O'Neill   51       Vice Chairman and Chief Financial Officer

                        Martin A. Stein      57       Vice Chairman - Technology, Operations
                                                        and Payments

                    DAVID A. COULTER was appointed Chairman of the Board on May 23, 1996 and as Chief Executive Officer of the Parent and the Bank on January 1, 1996, in addition to his title as President. He was appointed to the Board of Directors of the Parent and the Bank on October 2, 1995. He was appointed President of the Parent and the Bank on August 7, 1995. Previously, he was Vice Chairman of the Parent and the Bank from February 1993 to August 1995. He was appointed Group Executive Vice President of the Bank on April 27, 1992.

                    KATHLEEN J. BURKE was appointed Vice Chairman of the Parent and the Bank on March 14, 1994, in addition to her title as Personnel Relations Officer of the Parent. She was appointed Executive Vice President and Personnel Relations Officer of the Parent and Executive Vice President of the Bank on April 22, 1992 and Group Executive Vice President of the Bank on April 27, 1992.

                    H. EUGENE LOCKHART was appointed President, Global Retail Bank of the Parent and the Bank on April 28, 1997 when he joined the Bank. Prior to joining the Bank, Mr. Lockhart was President and CEO of MasterCard International from March 1993 to April 1997. From 1986 to 1993, Mr. Lockhart was CEO of Midland Bank PLC.

================================================================================

                    JACK L. MEYERS was appointed Vice Chairman of the Parent and the Bank on October 4, 1993. He became Chief Credit
                    Officer of the Bank on September 3, 1993. He was Group Executive Vice President responsible for the Bank's Commercial Business Group from 1991 to 1993.

                    MICHAEL J. MURRAY was appointed President, Global Wholesale Bank of the Parent and the Bank on April 28, 1997. He was appointed Vice Chairman of the Parent and the Bank on October 2, 1995. Previously, he was Group Executive Vice President responsible for the Bank's U.S. Corporate Group from September 1994 to September 1995. From 1992 to August 1994, Mr. Murray served as Vice Chairman of Continental.

                    MICHAEL E. O'NEILL was appointed Vice Chairman and Chief Financial Officer of the Parent and the Bank on December 4, 1995. Previously, he was Group Executive Vice President of the Bank and head of the Global Equity Investments Group from September 1994 to November 1995. From 1991 to August 1994, Mr. O'Neill served as Chief Financial Officer of Continental.

                    MARTIN A. STEIN was appointed Vice Chairman of the Parent and the Bank on April 27, 1992.

                    The present term of office for the officers named above will expire on May 21, 1998 or on their earlier retirement, resignation, or removal. There is no family relationship among any such officers.

================================================================================
ITEM 11.  EXECUTIVE COMPENSATION
================================================================================

                    Information concerning executive compensation is incorporated by reference from the text under the captions, "Corporate Governance-Director Remuneration, Stock Ownership Guidelines, Retirement, and Director Attendance" and "Executive Compensation, Benefits and Related Matters" (excluding the material under the headings "Report of the Executive Personnel and Compensation Committee" and "Shareholder Return Performance Graph" therein), in the Proxy Statement for the May 21, 1998 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
================================================================================

                    Information concerning ownership of equity stock of the Parent by certain beneficial owners and management is incorporated by reference from the text under the caption, "Security Ownership of Certain Beneficial Owners", in the Proxy Statement for the May 21, 1998 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
================================================================================

                    Information concerning certain relationships and related transactions with officers and directors is incorporated by reference from the text under the caption, "Executive Compensation, Benefits and Related Matters" (excluding the material under the headings "Report of the Executive Personnel and Compensation Committee" and "Shareholder Return Performance Graph" therein), in the Proxy Statement for the May 21, 1998 Annual Meeting of Shareholders.

PART IV


================================================================================
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
================================================================================

(a)(1) FINANCIAL              The report of independent auditors and the
STATEMENTS                    following consolidated financial statements of BAC
                              are incorporated herein by reference from the 1997
                              Annual Report to Shareholders. Page number references are to the 1997 Annual Report to Shareholders.


                                                                                      PAGE
                              BankAmerica Corporation:
                              Report of Independent Auditors.........................  55
                              Consolidated Statement of Operations--
                                Years Ended December 31, 1997, 1996, and 1995........  56
                              Consolidated Balance Sheet--December 31, 1997 and 1996.  57
                              Consolidated Statement of Cash Flows--Years Ended
                                December 31, 1997, 1996, and 1995....................  58
                              Consolidated Statement of Changes in Stockholders'
                                Equity--Years Ended December 31, 1997, 1996, and 1995. 59
                              Notes to Consolidated Financial Statements.............. 60

--------------------------------------------------------------------------------

(a)(2)FINANCIAL               Schedules to the consolidated financial statements
STATEMENT SCHEDULES           (Nos. I and II of Rule 9-07) for which provision
                              is made in the applicable accounting regulation of the Securities and Exchange Commission (Regulation
                              S-X) are inapplicable and therefore, are not included.

                              Financial statements and summarized financial information of unconsolidated subsidiaries or 50 percent or less owned persons accounted for by the equity method are not included as such subsidiaries do not, either individually or in the aggregate, constitute a significant subsidiary.
-------------------------------------------------------------------------------
(a)(3)EXHIBITS

                                                                                      Incorporated by Reference From File
                                                                                                  No. 1-7377:
                                                                                     -------------------------------------
                                                                                          Report on Form
                                                                                     -------------------------
                                                                                                  10-Q or 10-K
                                                                             Filed      8-K     for the Period     Exhibit
                 No.   Description                                        Herewith    Dated             Ending         No.
                 ---------------------------------------------------------------------------------------------------------
                 3.a.  BankAmerica Corporation Certificate of                                          6/30/97        3.a
                       Incorporation, as amended and restated.

                 3.b.  BankAmerica Corporation By-laws, as amended.                                    6/30/97        3.b

                 4.a. The Parent and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Notes 13, 14, and 15 on pages 71 through 73 of the 1997 Annual Report to Shareholders. None of such debt exceeds 10 percent of the total assets of the Corporation; therefore, copies of constituent instruments defining the rights of holders of such debt are not included as exhibits.
                       The Parent agrees to furnish copies of such instruments to the Securities and Exchange
                       Commission upon request.




                                                                                            Incorporated by Reference From
                                                                                                     File No. 1-7377:
                                                                                           ---------------------------------
                                                                                                Report on Form
                                                                                           ------------------------
                                                                                                       10-Q or 10-K
                                                                             Filed           8-K     for the Period  Exhibit
               No.  Description                                           Herewith         Dated             Ending      No.
             ---------------------------------------------------------------------------------------------------------------
              4.b.  Rights Agreement dated as of April 11, 1988,                                           12/31/94      4.b
                    between the Parent and Manufacturers Hanover
                    Trust Company of California, as Rights Agent, as
                    amended.

              4.c. Description of BankAmerica Corporation's confidential voting policy (incorporated by reference to paragraph entitled "Confidential
                    Voting" in BankAmerica Corporation's
                    Proxy Statement dated March 23, 1998,
                    File No. 1-7377)

             10.a.  BankAmerica Corporation 1992 Management                      X
                    Stock Plan, as amended./a/

             10.b.  BankAmerica Corporation 1987 Management                      X
                    Stock Plan, as amended through November 3,
                    1997./a/

             10.c.  Continental Bank Corporation 1991 Equity                     X
                    Performance Incentive Plan, as last amended
                    November 3, 1997./a/

             10.d.  Continental Bank Corporation 1982 Performance,               X
                    Restricted Stock and Stock Option Plan, as
                    last amended November 3, 1997./a/

             10.e.  BankAmerica Corporation Performance Equity                   X
                    Program, as amended./a/

             10.f.  Security Pacific Corporation Stock Option Plan               X
                    as last amended November 3, 1997./a/

             10.g.  Security Pacific Corporation StockBased                      X
                    Incentive Award Plan, as last amended
                    November 3, 1997./a/

             10.h.  Form of BankAmerica Corporation and Bank of                  X
                    America National Trust and Savings Association
                    Deferred Compensation Plan for Directors,
                    as amended and restated./a/

             10.i.  Employment agreement between Ladder Merger                   X
                    Corporation and Sanford R. Robertson dated
                    June 8, 1997./a/

             10.j.  Employment letter from BankAmerica                           X
                    Corporation to H. Eugene Lockhart dated
                    March 4, 1997, as amended./a/

             10.k.  BankAmerica Corporation Deferred Compensation                X
                    Plan as amended and restated./a/

             10.l.  BankAmerica Corporation Management Stock                     X
                    Plan Option Gain Deferral Program./a/

             10.m.  BankAmerica Corporation Retirement Plan for                                            12/31/95     10.a
                    Nonofficer Directors, as amended./a/

-------------------------
/a/ Management contract or compensatory plan, contract, or arrangement.

==============================================================================================================================

                                                                                       Incorporated by Reference From File
                                                                                                  No. 1-7377:
                                                                                       ---------------------------------------
                                                                                             Report on Form
                                                                                       ---------------------------
                                                                                                      10-Q or 10-K
                                                                           Filed             8-K    for the Period     Exhibit
             No.        Description                                     Herewith           Dated            Ending         No.
             -----------------------------------------------------------------------------------------------------------------

             10.n.      BankAmerica Corporation Senior Management                                         12/31/95        10.d
                        Incentive Plan, as amended (formerly the "Annual
                        Management Incentive Plan")./a/

             10.o.      Supplemental Retirement Plan (formerly the                                        12/31/96        10.e
                        "CareerAccounts Plan")./a/

             10.p.      BankAmerica Corporation Executive Compensation                                     3/31/97        10.b
                        Program - Benefits/Perquisites Summary,
                        as amended./a/

             10.q.      BankAmerica Corporation Management Incentive                                       9/30/95        10.c
                        Stock Plan, as amended./a/

             10.r.      BankAmerica Corporation 1991 Stock Appreciation                                    6/30/92        10(a)
                        Rights Plan./a/

             10.s.      Employment Agreement dated April 30, 1987                                         12/31/92        10(k)
                        between R.M. Rosenberg and the Parent and
                        the Bank, and Supplemental Benefits Agreement
                        dated as of November 21, 1985 between
                        R.M. Rosenberg and Seafirst Corporation and
                        Seattle-First National Bank./a/

             10.t.      Supplemental Benefits Agreement Dated July 9,                                     12/31/95        10.l
                        1990 and December 6, 1990 between M.A. Stein
                        and the Parent./a/

             10.u.      Change in Control Severance Pay Program./a/                                       12/31/95        10.o

             10.v.      General Release and Settlement Agreement                                           3/31/97        10.a
                        between T.E. Peterson and the Parent effective
                        March 27, 1997./a/

             10.w.      Continental Illinois Corporation 1979 Stock                                       12/31/96        10.n
                        Option Plan, as amended./a/

             12.        Ratios of Earnings to Fixed Charges and Ratios of      X
                        Earnings to Combined Fixed Charges and Preferred
                        Stock Dividends.

             13.        1997 Annual Report to Shareholders. Portions not       X
                        incorporated by reference are furnished for
                        informational purposes and are not filed herewith.

             21.        BankAmerica Corporation Subsidiaries.                  X

             23.        Consent of Ernst & Young LLP.                          X

             24.        Powers of Attorney.                                    X

             27.        Financial Data Schedule.                               X

------------------------
/a/ Management contract or compensatory plan, contract, or arrangement.

================================================================================

(b)REPORTS ON       During the fourth quarter of 1997, the Parent filed reports
FORM 8-K            on Form 8-K dated October 1, 1997 and October 15, 1997.  The
                    October 1, 1997 report disclosed, pursuant to Item 5 of the report, the closing of the previously announced acquisition by BankAmerica Corporation of Robertson
                    Stephens & Company. The October 15, 1997 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Third Quarter
                    Earnings." After the fourth quarter of 1997, the Parent filed reports on Form 8-K dated January 21, 1998, February
                    2, 1998 and March 4, 1998. The January 21, 1998 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Fourth
                    Quarter Earnings." The February 2, 1998 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Board Extends
                    Stock Repurchase Program, Increases Common Stock
                    Dividend." The March 4, 1998 report disclosed, pursuant to
                    Item 5 of the report, the Parent's intention to sell the consumer branch and small business operations of Bank of America Texas, N.A.

SIGNATURES
================================================================================

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            March 13, 1998                     BANKAMERICA CORPORATION

                                               by  /s/  JOHN J. HIGGINS
                                              --------------------------
                                                   (John J. Higgins
                                                   Executive Vice President
                                                   and Chief Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               SIGNATURE                                    TITLE
             Principal Executive Officer and Director:

                 /s/ DAVID A. COULTER                                       Chairman of the Board, President
             ----------------------------------------------------           and Chief Executive Officer
                    (David A. Coulter)

             Principal Financial Officer:

                 /s/ MICHAEL E. O'NEILL                                     Vice Chairman and Chief
             ----------------------------------------------------           Financial Officer
                    (Michael E. O'Neill)

             Principal Accounting Officer:

                 /s/ JOHN J. HIGGINS                                        Executive Vice President
             ----------------------------------------------------           and Chief Accounting Officer
                    (John J. Higgins)

             Directors:

             JOSEPH F. ALIBRANDI*   Director      WALTER E. MASSEY*     Director
             PETER B. BEDFORD*      Director      JOHN M. RICHMAN*      Director
             RICHARD A. CLARKE*     Director      SANFORD R. ROBERTSON* Director
             TIMM F. CRULL*         Director      RICHARD M. ROSENBERG* Director
             KATHLEEN FELDSTEIN*    Director      A. MICHAEL SPENCE*    Director
             DONALD E. GUINN*       Director      SOLOMON D. TRUJILLO*  Director
             FRANK L. HOPE, JR.*    Director

             A majority of the members of the Board of Directors.

             *By    /s/ CHERYL A. SOROKIN
              -------------------------------------
              (Cheryl A. Sorokin, Attorney-in-Fact)

Dated: March 13, 1998

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




                       [LOGO OF BANKAMERICA CORPORATION]
                                  BANKAMERICA
--------------------------------------------------------------------------------
NL-9 3-98                                   [RECYCLED PAPER LOGO] RECYCLED PAPER