Form 10-K/A
period 1997-12-31
BANKAMERICA CORP
filed 1998-04-02
CIK 9672

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K A/1

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

PART I

================================================================================
Items 1. and 2.  Business and Properties
--------------------------------------------------------------------------------

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
                                                                                                                =====

===========================================================================================================================
---------------------------------------------------------------------------------------------------------------------------

                                                                                         FOURTH QUARTER 1997
                                                                           ------------------------------------------------
                                                                           BALANCE/a/          INTEREST/b/         RATE/b/
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                                          $  5,808            $  104               7.09%
Federal funds sold                                                               726                10               5.49
Securities purchased under resale agreements                                  11,108               233               8.32
Trading account assets                                                        16,205               341               8.35
Available-for-sale securities/c/,/d/                                          12,878               227               7.03
Held-to-maturity securities/d/                                                 3,621                66               7.26
Domestic loans:
  Consumer--residential first mortgages                                       33,156               606               7.31
  Consumer--residential junior mortgages                                      14,876               314               8.39
  Consumer--credit card                                                        6,892               247              14.30
  Other consumer                                                              20,692               487               9.35
  Commercial and industrial                                                   35,230               718               8.08
  Commercial loans secured by real estate                                     12,888               284               8.80
  Financial institutions                                                       3,388                53               6.28
  Lease financing                                                              2,767                42               5.92
  Loans for purchasing or carrying securities                                  2,062                15               2.78/h/
  Construction and development loans secured by real estate                    2,287                66              11.49
  Agricultural                                                                 1,715                37               8.59
  Other                                                                        1,747                26               5.99
                                                                            --------            ------
    Total domestic loans                                                     137,691             2,895               8.37
Foreign loans                                                                 28,078               536               7.58
                                                                            --------            ------
    TOTAL LOANS/c/                                                           165,769             3,431               8.23
                                                                            --------            ------
    Total earning assets                                                     216,115            $4,412               8.12
Nonearning assets                                                             45,968            ======
Less:  Allowance for credit losses                                             3,495
                                                                            --------
        TOTAL ASSETS/f/                                                     $258,588
                                                                            =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Domestic interest-bearing deposits:
  Transaction                                                               $  5,238            $   22               1.68%
  Savings                                                                     11,201                58               2.07
  Money market                                                                47,974               295               2.43
  Time                                                                        31,307               439               5.56
                                                                            --------            ------
    Total domestic interest-bearing deposits                                  95,720               814               3.37
Foreign interest-bearing deposits:
  Banks located in foreign countries                                          12,920               211               6.48
  Governments and official institutions                                        9,755               139               5.71
  Time, savings, and other                                                    21,693               337               6.15
                                                                            --------            ------
    Total foreign interest-bearing deposits                                   44,368               687               6.15
                                                                            --------            ------
    Total interest-bearing deposits                                          140,088             1,501               4.25
Federal funds purchased                                                        1,494                21               5.54
Securities sold under repurchase agreements                                   13,195               256               7.69
Other short-term borrowings                                                   16,431               269               6.50
Long-term debt                                                                14,152               253               7.09
                                                                            --------            ------
    Total interest-bearing liabilities                                       185,360            $2,300               4.92
Domestic noninterest-bearing deposits                                         29,750            ======
Foreign noninterest-bearing deposits                                           1,465
Other noninterest-bearing liabilities                                         20,366
                                                                            --------
    Total liabilities/f/                                                     236,941
Trust preferred securities/g/                                                  1,873
Stockholders' equity                                                          19,774
                                                                            --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $258,588
                                                                            ========
Interest income as a percentage of average earning assets                                                            8.12%
Interest expense as a percentage of average earning assets                                                          (4.22)
                                                                                                                    -----
         NET INTEREST MARGIN                                                                                         3.90%
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


==================================================================================================================
NET INTEREST INCOME ANALYSIS
------------------------------------------------------------------------------------------------------------------
                                                                     YEAR ENDED DECEMBER 31, 1997 OVER 1996
                                                                --------------------------------------------------
                                                                             INCREASE (DECREASE)/a/
                                                                --------------------------------------------------
(IN MILLIONS)                                                   VOLUME                   RATE                NET
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME/b/
Interest-bearing deposits in banks                               $  36                    $ (74)              $ (38)
Federal funds sold                                                  11                        1                  12
Securities purchased under resale agreements                       (20)                     143                 123
Trading account assets                                             238                       (6)                232
Available-for-sale securities:
  U.S. Treasury and other government agency securities              (2)                      (3)                 (5)
  Mortgage-backed securities                                        47                        1                  48
  Other domestic securities                                          8                       (1)                  7
  Foreign securities                                               (22)                     (37)                (59)
                                                                                                              -----
    Total available-for-sale securities                                                                          (9)
Held-to-maturity securities:
  U.S. Treasury and other government agency securities              (1)                       -                  (1)
  Mortgage-backed securities                                       (21)                      (3)                (24)
  State, county, and municipal securities                           (4)                       -                  (4)
  Other domestic securities                                         (3)                       -                  (3)
  Foreign securities                                                (6)                      10                   4
                                                                                                              -----
    Total held-to-maturity securities                                                                           (28)
Domestic loans:
  Consumer-residential first mortgages                            (171)                     (34)               (205)
  Consumer-residential junior mortgages                             55                      (19)                 36
  Consumer-credit card                                            (154)                       3                (151)
  Other consumer                                                   284                      (46)                238
  Commercial and industrial                                        105                       39                 144
  Commercial loans secured by real estate                          102                       10                 112
  Financial institutions                                            17                       27                  44
  Lease financing                                                   39                      (29)                 10
  Loans for purchasing or carrying securities                       50                       11                  61
  Construction and development loans secured by real estate        (64)                      55                  (9)
  Agricultural                                                       7                        -                   7
  Other                                                             21                       (3)                 18
                                                                                                              -----
    Total domestic loans                                                                                        305
Foreign loans                                                      252                      (42)                210
                                                                                                              -----
    Total loans                                                                                                 515
                                                                                                              -----
        NET INCREASE                                                                                          $ 807
                                                                                                              =====
INTEREST EXPENSE
Domestic interest-bearing deposits:
  Transaction                                                    $ (95)                   $  35               $ (60)
  Savings                                                          (22)                       1                 (21)
  Money market                                                     319                     (113)                206
  Time                                                              15                      114                 129
                                                                                                              -----
    Total domestic interest-bearing deposits                                                                    254
Foreign interest-bearing deposits:
  Banks located in foreign countries                                12                       19                  31
  Governments and official institutions                             65                       23                  88
  Time, savings, and other                                         138                      (77)                 61
                                                                                                              -----
    Total foreign interest-bearing deposits                                                                     180
                                                                                                              -----
    Total interest-bearing deposits                                                                             434
Federal funds purchased                                            (17)                       2                 (15)
Securities sold under repurchase agreements                         (7)                     122                 115
Other short-term borrowings                                        213                        3                 216
Long-term debt                                                     (51)                      17                 (34)
                                                                                                              -----
        NET INCREASE                                                                                          $ 716
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

================================================================================


                    RESTRUCTURED LOANS
                    =====================================================================================================

                                                                                          YEAR ENDED DECEMBER 31
                                                                        -------------------------------------------------
                    (IN MILLIONS)                                       1997        1996       1995        1994      1993
                    -----------------------------------------------------------------------------------------------------
                    DOMESTIC
                    Commercial and industrial                           $  5        $ 25       $ 78        $71       $ 66
                    Commercial loans secured
                        by real estate                                   265         255         18         15         21
                    Lease financing                                        -           -          -          -          1
                    Construction and development
                        loans secured by real estate                       3          16         15          2         10
                    Agricultural                                           1           1          1          7          -
                    -----------------------------------------------------------------------------------------------------
                                                                         274         297        112         95         98

                    FOREIGN/a/                                             -           5          1          2         36
                    -----------------------------------------------------------------------------------------------------
                                                                        $274        $302       $113        $97       $134
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

                    D.  KEY LEGISLATIVE AND REGULATORY DEVELOPMENTS

                    1.  Interstate Banking

                    The Riegle-Neal Interstate Banking and Branching Efficiency Act, which was enacted in 1994, authorizes bank holding companies to acquire banks in other states, subject to certain deposit concentration limitations. Beginning June 1, 1997 and subject to certain deposit concentration and other limitations, banks were authorized to merge with other banks in states that do not "opt out" of the interstate legislation prior to June 1, 1997. Interstate mergers were permitted to be conducted prior to June 1, 1997 in states that specifically permit such mergers. The ability to merge with other banks across state lines has enabled BAC to consolidate a number of its affiliate banking operations. However, Texas has "opted out."

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

            April 2, 1998                     BANKAMERICA CORPORATION

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

             *By    CHERYL A. SOROKIN
              -------------------------------------
              (Cheryl A. Sorokin, Attorney-in-Fact)

Dated: April 2, 1998

17