Form 10-Q
period 1998-03-31
BANKAMERICA CORP
filed 1998-05-14
CIK 9672

                         BankAmerica Corporation Analytical Review and Form 10-Q










                        [BANK AMERICA LOGO APPEARS HERE]









                                                                            1998
                                                                     1st Quarter

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                                   (Mark One)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1998

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

   Common Stock, $1.5625 par value ----- 682,703,733 shares outstanding on
                               March 31, 1998.*

             *In addition, 91,993,787 shares were held in treasury.

--------------------------------------------------------------------------------

This document serves both as an analytical review for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of BankAmerica Corporation to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or to pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with BankAmerica Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, including the consolidated financial statements and notes thereto.

CONTENTS


============================================================================================
PART I         Item 1.
FINANCIAL      Financial Statements:
INFORMATION        Consolidated Statement of Operations................................    2
                   Consolidated Balance Sheet..........................................    3
                   Consolidated Statement of Cash Flows................................    4
                   Consolidated Statement of Changes in Stockholders' Equity...........    5
                   Notes to Consolidated Financial Statements..........................    6


               Item 2.
               Management's Discussion and Analysis:
                   Financial Highlights................................................   16
                   Highlights..........................................................   17
                   Business Sectors....................................................   19
                   Results of Operations:
                     Net Interest Income...............................................   22
                     Noninterest Income................................................   24
                     Noninterest Expense...............................................   25
                     Year 2000.........................................................   26
                     Income Taxes......................................................   26
                   Balance Sheet Review:...............................................   27
                     Credit Card Securitizations.......................................   28
                   Credit Risk Management:
                     Loan Portfolio Management.........................................   29
                       Domestic Consumer Loans.........................................   30
                       Domestic Commercial Loans.......................................   30
                       Foreign Loans...................................................   31
                     Recent International Developments.................................   31
                     Regional Foreign Exposures........................................   31
                     Allowance for Credit Losses.......................................   33
                     Nonperforming Assets..............................................   36
                   Derivative Financial Instruments....................................   39
                   Funding and Capital:
                     Liquidity Review..................................................   40
                     Capital Management................................................   40
                   Forward-Looking Statements..........................................   42

               Item 3.
               Quantitative and Qualitative Disclosures About Market Risk..............   42

--------------------------------------------------------------------------------------------

PART II              ITEM 6.
OTHER INFORMATION    EXHIBITS AND REPORTS ON FORM 8-K..................................   43

                     Signatures........................................................   44
============================================================================================

FINANCIAL STATEMENTS

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

=================================================================================================================================
                                                             1998                                  1997
                                                          -------         -------------------------------------------------------
                                                            FIRST          FOURTH           THIRD           SECOND          FIRST
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)       QUARTER         QUARTER         QUARTER          QUARTER        QUARTER
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                      $3,388          $3,445          $3,537           $3,513       $  3,438
Interest-bearing deposits in banks                            108             104             107              105             99
Federal funds sold                                              8              10              14                9              8
Securities purchased under resale agreements                  233             233             208              180            155
Trading account assets                                        383             340             323              298            269
Available-for-sale and held-to-maturity securities            283             290             277              270            286
---------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                   4,403           4,422           4,466            4,375          4,255

INTEREST EXPENSE
Deposits                                                    1,489           1,501           1,502            1,424          1,366
Federal funds purchased                                        27              21              11               19             13
Securities sold under repurchase agreements                   251             256             227              178            149
Other short-term borrowings                                   293             269             268              287            275
Long-term debt                                                248             253             249              257            263
---------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                  2,308           2,300           2,257            2,165          2,066
---------------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME                                     2,095           2,122           2,209            2,210          2,189
PROVISION FOR CREDIT LOSSES                                   245             220             260              250            220
---------------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES   1,850           1,902           1,949            1,960          1,969

NONINTEREST INCOME
Deposit account fees                                          338             362             364              361            360
Credit and other card fees                                     91             102              96               93             87
Trust fees                                                     75              75              62               61             57
Other fees and commissions                                    562             565             424              417            375
Trading income                                                251              63             223              218            188
Equity investment activities                                  190             225             171               98            106
Net gain on sales of loans                                    115              93              53               44             59
Net gain (loss) on available-for-sale debt securities          61              12               2               (1)            13
Net gain on sales of subsidiaries and operations               20              34             139               27             13
Other income                                                  110              85             121              108            112
---------------------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST INCOME                                1,813           1,616           1,655            1,426          1,370

NONINTEREST EXPENSE
Salaries                                                    1,050             968             892              873            839
Employee benefits                                             179             153             177              189            189
Occupancy                                                     191             192             192              183            186
Equipment                                                     171             188             182              173            182
Professional services                                         112             134             107               82             75
Communications                                                 97              95              95               96             93
Amortization of intangibles                                    91              90              88               89             91
Other expense                                                 397             389             499              362            378
---------------------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST EXPENSE                               2,288           2,209           2,232            2,047          2,033
---------------------------------------------------------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES                              1,375           1,309           1,372            1,339          1,306
PROVISION FOR INCOME TAXES                                    540             497             553              540            526
---------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                       $  835          $  812          $  819           $  799           $780
-----------------------------------------------------------======================================================================

EARNINGS PER COMMON SHARE                                  $ 1.21          $ 1.15          $ 1.14           $ 1.10      $    1.05
DILUTED EARNINGS PER COMMON SHARE                            1.17            1.12            1.11             1.07           1.03
DIVIDENDS DECLARED PER COMMON SHARE                         0.345           0.305           0.305            0.305          0.305
=================================================================================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

==================================================================================================================================
                                                                1998                                 1997
                                                            --------       -------------------------------------------------------
(IN MILLIONS)                                               MARCH 31        DEC. 31        SEPT. 30        JUNE 30        MARCH 31
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                     $ 14,699       $ 14,280        $ 13,854       $ 14,884        $ 13,561
Interest-bearing deposits in banks                             5,737          5,862           5,368          7,037           6,390
Federal funds sold                                             1,748            105              48            270             153
Securities purchased under resale agreements                  11,179          9,774          10,076          7,272           7,730
Trading account assets                                        21,328         15,551          16,351         16,765          12,931
Available-for-sale securities                                 12,328         12,786          12,408         11,959          11,532
Held-to-maturity securities                                    3,645          3,667           3,689          3,858           3,972

Loans                                                        165,520        168,104         168,009        170,161         168,443
Less: Allowance for credit losses                              3,517          3,500           3,504          3,563           3,538
----------------------------------------------------------------------------------------------------------------------------------
  Net loans                                                  162,003        164,604         164,505        166,598         164,905

Customers' acceptance liability                                3,374          3,561           3,154          3,230           3,229
Accrued interest receivable                                    1,625          1,570           1,593          1,567           1,441
Goodwill, net                                                  3,790          3,822           3,727          3,842           3,888
Identifiable intangibles, net                                  1,420          1,374           1,459          1,499           1,554
Unrealized gains on off-balance-sheet instruments              9,347         10,929           7,892          7,319           7,813
Premises and equipment, net                                    3,831          3,880           3,909          3,944           3,985
Other assets                                                   9,382          8,394           9,487          8,319           6,820
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                            $265,436       $260,159        $257,520       $258,363        $249,904
------------------------------------------------------------======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest-bearing                                          $ 95,387       $ 94,495        $ 94,074       $ 83,308        $ 84,071
  Noninterest-bearing                                         33,628         33,704          31,206         41,434          39,561
Deposits in foreign offices:
  Interest-bearing                                            43,249         42,326          44,450         46,667          43,854
  Noninterest-bearing                                          1,626          1,512           1,683          1,759           1,513
----------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                           173,890        172,037         171,413        173,168         168,999
Federal funds purchased                                          810          3,751           1,349          1,730             730
Securities sold under repurchase agreements                   13,500         11,159          11,024          9,699           7,124
Other short-term borrowings                                   18,333         15,702          18,701         18,327          18,883
Acceptances outstanding                                        3,374          3,563           3,154          3,230           3,229
Accrued interest payable                                       1,004            978           1,023            958             921
Unrealized losses on off-balance-sheet instruments             8,792         10,502           7,541          7,157           7,473
Other liabilities                                              9,626          6,835           7,318          7,117           5,850
Long-term debt                                                14,011         13,922          14,198         14,736          14,725
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                        243,340        238,449         235,721        236,122         227,934
----------------------------------------------------------------------------------------------------------------------------------

Corporation obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated deferrable interest debentures of the
  corporation (trust preferred securities)                     2,212          1,873           1,873          1,873           1,873

STOCKHOLDERS' EQUITY
Preferred stock                                                  614            614             848          1,596           1,596
Common stock                                                   1,210          1,210           1,210          1,210             605
Additional paid-in capital                                     7,994          7,974           7,947          7,872           8,473
Retained earnings                                             14,292         13,726          13,168         12,598          12,029
Net unrealized gain (loss) on available-for-sale securities       66            137             108             13             (90)
Common stock in treasury, at cost                             (4,292)        (3,824)         (3,355)        (2,921)         (2,516)
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                19,884         19,837          19,926         20,368          20,097
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $265,436       $260,159        $257,520       $258,363        $249,904
------------------------------------------------------------======================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

=================================================================================================================================
                                                                                                      THREE MONTHS ENDED MARCH 31
                                                                                                      ---------------------------
(IN MILLIONS)                                                                                           1998                 1997
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                           $   835               $  780
Adjustments to net income to arrive at net cash used by operating activities:
  Provision for credit losses                                                                            245                  220
  Net gain on sales of loans and subsidiaries and operations                                            (135)                 (72)
  Depreciation and amortization                                                                          210                  207
  Provision for (benefit from) deferred income taxes                                                    (246)                   2
  Change in assets and liabilities:
      Increase in accrued interest receivable                                                            (55)                   -
      Increase in accrued interest payable                                                                26                   42
      Increase in trading account assets                                                              (5,777)                (726)
      Increase in current income taxes payable                                                           502                  509
  Deferred fees received from lending activities                                                          42                   38
  Net cash used by loans held for sale                                                                  (271)                 (80)
  Other, net                                                                                           2,009                1,025
---------------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by operating activities                                                  (2,615)               1,945

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
  Sales proceeds                                                                                       1,551                1,101
  Maturities, prepayments, and calls                                                                     827                1,225
  Purchases                                                                                           (1,823)              (1,955)
Activity in held-to-maturity securities:
  Maturities, prepayments, and calls                                                                     137                  293
  Purchases                                                                                             (201)                (130)
Proceeds from loan sales and securitizations                                                           3,095                2,138
Purchases of loans                                                                                      (859)                (108)
Purchases of premises and equipment                                                                      (89)                (153)
Proceeds from sales of other real estate owned                                                            86                  128
Net cash provided (used) by:
  Loan originations and principal collections                                                            494               (4,433)
  Interest-bearing deposits in banks                                                                    (558)                (681)
  Federal funds sold                                                                                  (1,643)                 (19)
  Securities purchased under resale agreements                                                        (1,405)                (455)
Other, net                                                                                               (84)                 107
---------------------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                                               (472)              (2,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                                 955                  784
Principal payments and retirements of long-term debt                                                    (865)              (1,842)
Net proceeds from issuance of trust preferred securities                                                 339                  396
Proceeds from issuance of treasury stock                                                                  83                   62
Preferred stock redeemed                                                                                   -                 (646)
Treasury stock purchased                                                                                (604)                (481)
Common stock dividends                                                                                  (236)                (216)
Preferred stock dividends                                                                                (10)                 (34)
Net cash provided (used) by:
  Deposits                                                                                             1,853                  984
  Federal funds purchased                                                                             (2,941)              (1,446)
  Securities sold under repurchase agreements                                                          2,341                 (520)
  Other short-term borrowings                                                                          2,631                1,317
Other, net                                                                                               (39)                 (35)
---------------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                                                   3,507               (1,677)
Effect of exchange rate changes on cash and due from banks                                                (1)                  12
---------------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash and due from banks                                                   419               (2,662)
Cash and due from banks at beginning of period                                                        14,280               16,223
---------------------------------------------------------------------------------------------------------------------------------
    CASH AND DUE FROM BANKS AT END OF PERIOD                                                         $14,699              $13,561
--------------------------------------------------------------------------------------------------===============================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

=================================================================================================================================
                                                                1998                                 1997
                                                             -------        -----------------------------------------------------
                                                               FIRST         FOURTH           THIRD         SECOND          FIRST
(IN MILLIONS)                                                QUARTER        QUARTER         QUARTER        QUARTER        QUARTER
---------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                                $   614        $   848        $  1,596        $ 1,596        $ 2,242
Preferred stock redeemed                                           -           (234)           (748)             -           (646)
---------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                        614            614             848          1,596          1,596

COMMON STOCK
Balance, beginning of quarter                                  1,210          1,210           1,210            605            605
Issuance of 387,314,462 shares of common stock to effect
  a two-for-one common stock split                                 -              -               -            605              -
---------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                      1,210          1,210           1,210          1,210            605

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                                  7,974          7,947           7,872          8,473          8,467
Common stock issued                                                -             10              18              1              -
Issuance of 387,314,462 shares of common stock to effect
  a two-for-one common stock split                                 -              -               -           (605)             -
Treasury stock issued in excess of cost                           20             17              57              3              6
---------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                      7,994          7,974           7,947          7,872          8,473

RETAINED EARNINGS
Balance, beginning of quarter                                 13,726         13,168          12,598         12,029         11,500
Net income                                                       835            812             819            799            780
Common stock dividends                                          (236)          (211)           (212)          (214)          (216)
Preferred stock dividends                                        (10)           (14)            (22)           (30)           (34)
Foreign currency translation adjustments, net of
  related income taxes                                           (23)           (29)            (15)            14             (1)
----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                     14,292         13,726          13,168         12,598         12,029

NET UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES
Balance, beginning of quarter                                    137            108              13            (90)            32
Valuation adjustments, net of related income taxes               (71)            29              95            103           (122)
----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                         66            137             108             13            (90)

COMMON STOCK IN TREASURY, AT COST
Balance, beginning of quarter                                 (3,824)        (3,355)         (2,921)        (2,516)        (2,133)
Treasury stock purchased                                        (600)          (550)           (525)          (475)          (475)
Treasury stock issued                                            133             85             112             71             94
Other                                                             (1)            (4)            (21)            (1)            (2)
----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                     (4,292)        (3,824)         (3,355)        (2,921)        (2,516)
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                           $ 19,884        $19,837         $19,926        $20,368        $20,097
------------------------------------------------------------=====================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1.          The unaudited consolidated financial statements of BankAmerica
FINANCIAL        Corporation and subsidiaries (BAC) are prepared in conformity
STATEMENT        with generally accepted accounting principles for interim
PRESENTATION     financial information, the instructions to Form 10-Q, and Rule
                 10-01 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in BankAmerica
                 Corporation's (the Parent) Annual Report on Form 10-K for the year ended December 31, 1997.

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

                 In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). The FASB subsequently amended SFAS No. 125 in December 1996. As amended, SFAS No. 125 applies to securities lending, repurchase agreements, dollar rolls, and other similar secured financing transactions occurring after December 31, 1997 and to all other transfers and servicing of financial assets occurring after December 31, 1996. The adoption of SFAS No. 125 did not have a material effect on BAC's financial position or results of operations.

                 Certain amounts in prior periods have been reclassified to conform to the current presentation.

--------------------------------------------------------------------------------

NOTE 2.          On April 10, 1998, BAC and NationsBank Corporation
MERGER           (NationsBank) entered into an agreement and plan of
AGREEMENT WITH   reorganization (the merger). The merger will create a new
NATIONSBANK      Delaware holding company which will be renamed BankAmerica
CORPORATION      Corporation and will be headquartered in Charlotte, North
                 Carolina.

                 In accordance with the terms of the merger, each outstanding share of BAC common stock, par value $1.5625, will be converted into 1.1316 shares (exchange ratio) of the new holding company and each share of NationsBank's common stock will be converted into one share of the new holding company's common stock. All rights with respect to common stock options of both BAC and NationsBank will be converted into and become options of the new holding company with substantially similar terms, and with the BAC options adjusted to reflect the exchange ratio. The exchange ratio was derived from the relative share prices of NationsBank common stock and BAC common stock at the close of business on April 9, 1998, with no premium paid to either party.

                 In addition, in connection with the merger, BAC and NationsBank have each granted to the other an option that entitles each company, under certain situations, to purchase up to 19.9 percent of the other company's outstanding common stock, at the closing price of the stock as of the last trading date immediately prior to the announcement of the merger.

================================================================================

                 The merger, which will be accounted for as a pooling-of-interests, is subject to regulatory and shareholder approval and is expected to close in the fourth quarter of 1998.

--------------------------------------------------------------------------------

NOTE 3.          During the three-month periods ended March 31, 1998 and 1997,
SUPPLEMENTAL     BAC made interest payments on deposits and other
DISCLOSURE       interest-bearing liabilities of $2,282 million and $2,024
OF CASH FLOW     million, respectively, and made net income tax payments of $284
INFORMATION      million and $45 million, respectively. In addition, during the same periods foreclosures took place on loans with carrying values of $34 million and $62 million, respectively.

                 During the three-month period ended March 31, 1998, BAC made payments on accrued liabilities of $4 million related to common stock repurchased during 1997. At March 31, 1998, BAC did not accrue any liability related to common stock repurchased during the first quarter of 1998.

--------------------------------------------------------------------------------

NOTE 4.          As of January 1, 1998, BAC adopted Statement of Financial
COMPREHENSIVE    Accounting Standards No. 130, "Reporting Comprehensive Income"
INCOME           (SFAS No. 130), which requires companies to report and display comprehensive income and its components, which include net income, net unrealized gains (losses) on available-for-sale securities, and foreign currency translation adjustments. The adoption of SFAS No. 130 in the first quarter of 1998 did not have an impact on BAC's financial position or results of operations.

                 The following is a summary of the components of total comprehensive income, net of related income taxes:

                                              1998                   1997
                                           -------   -------------------------------------
                                             FIRST    FOURTH     THIRD    SECOND     FIRST
(IN MILLIONS)                              QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
------------------------------------------------------------------------------------------
Net income                                    $835      $812      $819      $799      $780
Net unrealized gain (loss) on
available-for-sale securities                  (71)       29        95       103      (122)
Foreign currency translation adjustments       (23)      (29)      (15)       14        (1)
------------------------------------------------------------------------------------------
Total comprehensive income                    $741      $812      $899      $916      $657
----------------------------------------------============================================

--------------------------------------------------------------------------------

NOTE 5.               During the three-month period ended March 31, 1998, BAC
AVAILABLE-FOR-SALE    sold available-for-sale securities for aggregate proceeds
AND HELD-TO-MATURITY  of $1,551 million, resulting in gross realized gains of
SECURITIES            $170 million and gross realized losses of $7 million.
                      During the three-month period ended March 31, 1997, BAC sold available-for-sale securities for aggregate proceeds of $1,101 million, resulting in gross realized gains of $28 million and gross realized losses of $8 million.

                      The fair values and amortized costs of available-for-sale and held-to-maturity securities were as follows:

                            AVAILABLE-FOR-SALE           HELD-TO-MATURITY
                                SECURITIES                  SECURITIES
                           ---------------------       --------------------
                              FAIR     AMORTIZED         FAIR     AMORTIZED
(IN MILLIONS)                VALUE          COST        VALUE          COST
---------------------------------------------------------------------------
MARCH 31, 1998             $12,328       $12,239       $3,675        $3,645
December 31, 1997           12,786        12,557        3,744         3,667
September 30, 1997          12,408        12,251        3,759         3,689
June 30, 1997               11,959        11,959        3,655         3,858
March 31, 1997              11,532        11,701        3,666         3,972

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================
                 At March 31, 1998, securities pledged as collateral related to secured financing transactions using available-for-sale securities amounted to $391 million and were reported in available-for-sale securities.

--------------------------------------------------------------------------------

NOTE 6. During the first quarter of 1998, BankAmerica Capital IV, a TRUST PREFERRED trust, all of whose outstanding common securities ($11 million
SECURITIES       liquidation amount) are owned by the Parent, issued trust
                 preferred securities (the Series 4 preferred securities) with an aggregate liquidation amount of $350 million. The sole assets of the trust are junior subordinated deferrable interest debentures issued by the Parent having an aggregate principal amount of $361 million (the Series 4 debentures). In addition, the Parent has entered into an expense agreement with the trust obligating the Parent to pay any costs, expenses or liabilities of the trust, other than obligations of the trust to pay amounts due pursuant to the terms of the Series 4 preferred securities.

                 The distribution rate for the Series 4 preferred securities corresponds to the interest rate on the Series 4 debentures, which is an annual rate of 7%. The interest payment dates are the last day of March, June, September, and December of each year. The Parent has the right to defer payment of interest on the Series 4 debentures at any time or from time to time for an extension period not exceeding 20 consecutive quarters. During any such extension period, distributions on the Series 4 preferred securities will also be deferred and the Parent's ability to pay dividends on its common and preferred stock will be restricted.

                 The Series 4 debentures have a stated maturity of March 31, 2028, although the Parent may redeem the Series 4 debentures prior to stated maturity (i) on or after February 24, 2003, or
                 (ii) prior to February 24, 2003 upon the occurrence of certain events relating to the tax treatment of the trust or the Series 4 debentures or relating to the capital treatment of the Series 4 preferred securities, in each case, at a redemption price of 100% of the principal amount plus accrued interest. The Series 4 preferred securities are subject to mandatory redemption upon repayment of the Series 4 debentures at their stated maturity date or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption.

                 The Parent has issued a guarantee for the payment of distributions and payments on liquidation or redemption of the Series 4 preferred securities, but only to the extent of funds held by the trust. The guarantee is a junior subordinated obligation of the Parent.

                 In the first quarter of 1998, distributions and amortization of deferred issuance costs on all of the trust preferred securities totaling $38 million and $0.3 million, respectively, were included in noninterest expense in the consolidated statement of operations.

                 For specific details on other trust preferred securities, refer to Note 15 on pages 70 and 71 of BAC's 1997 Annual Report to Shareholders.

================================================================================

NOTE 7. During the first quarter of 1998, BAC's Board of Directors STOCK REPURCHASE increased the size of its existing stock repurchase
PROGRAM program and extended it through December 1999. The amended program authorized the Parent to buy back up to an additional $3.5 billion of its common stock and to redeem up to an additional $450 million of preferred stock by the end of 1999. However, due to the announced decision to merge with NationsBank, the common stock repurchase program has been terminated.

                  During the three months ended March 31, 1998, the Parent repurchased 8.3 million shares of its common stock under the amended and prior stock repurchase programs at an average per-share price of $72.62, which reduced stockholders' equity by approximately $600 million. There were no preferred stock redemptions during the first quarter of 1998.

                  The remaining redemption authority for preferred stock under the current amended program totaled $0.6 billion at March 31, 1998.

--------------------------------------------------------------------------------

Note 8.          The following is a summary of the components of income tax
INCOME TAXES     expense:

                                    1998                      1997
                                 -------     ---------------------------------------
                                   FIRST      FOURTH      THIRD     SECOND     FIRST
(IN MILLIONS)                    QUARTER     QUARTER    QUARTER    QUARTER   QUARTER
------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES
Federal                             $369        $168       $382       $359      $370
State and local                       80          62         91         86        84
Foreign                               91         267         80         95        72
------------------------------------------------------------------------------------
                                    $540        $497       $553       $540      $526
------------------------------------================================================


                 BAC's estimated annual effective income tax rates for the three-month periods ended March 31, 1998 and 1997 were 39.3 percent and 40.3 percent, respectively. These rates are higher than the federal statutory tax rate of 35.0 percent due principally to state income taxes.

--------------------------------------------------------------------------------

NOTE 9.          BAC recorded a pre-tax restructuring charge of $280 million in
RESTRUCTURING    the fourth quarter of 1996 as a result of decisions to
CHARGE           implement a number of restructurings of its business
                 activities. The charge covered approximately $196 million for severance payments, approximately $72 million for premises, primarily reflecting the planned closure of 120 branches, and approximately $12 million for other costs affected by the actions. Due to the announced decision to merge with NationsBank, management is currently evaluating the projects relating to these restructurings.

                 During the first quarter of 1998, 159 positions were reduced and during 1997, 1,836 positions were reduced. Following is a summary of changes in the restructuring charge through the first quarter of 1998:

(IN MILLIONS)                         SEVERANCE     PREMISES     OTHER/(a)/     TOTAL
-------------------------------------------------------------------------------------
Balance at December 31, 1997                $73          $34        $5           $112
Payments                                    (17)          (5)        -            (22)
-------------------------------------------------------------------------------------
  Balance at March 31, 1998                 $56          $29        $5            $90
--------------------------------------------=========================================

/(a)/ Includes equipment write-offs and other miscellaneous costs.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

NOTE 10.         The computation of earnings per common share is presented in
EARNINGS PER     the tables below.
COMMON SHARE


EARNINGS PER COMMON SHARE
----------------------------------------------------------------------------------------------------------------
                                                             1998                    1997
                                                          -------   --------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS,                                FIRST    FOURTH     THIRD     SECOND      FIRST
EXCEPT PER SHARE DATA)                                    QUARTER   QUARTER   QUARTER    QUARTER    QUARTER/(a)/
----------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK
Net income                                                   $835      $812      $819       $799       $780
Less: Preferred stock dividends                                10        14        22         30         34
----------------------------------------------------------------------------------------------------------------
                                                              825       798       797        769        746
----------------------------------------------------------------------------------------------------------------
Average number of common shares
  outstanding (in thousands)                              684,737   690,878   695,835    701,458    708,585
----------------------------------------------------------------------------------------------------------------
  Earnings Per Common Share                                 $1.21     $1.15     $1.14      $1.10      $1.05
---------------------------------------------------------=======================================================
/(a)/ Restated to reflect a two-for-one stock split effective June 2, 1997.

DILUTED EARNINGS PER COMMON SHARE
----------------------------------------------------------------------------------------------------------------
                                                             1998                    1997
                                                          -------   --------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS,                                FIRST    FOURTH     THIRD     SECOND      FIRST
EXCEPT PER SHARE DATA)                                    QUARTER   QUARTER   QUARTER    QUARTER    QUARTER/(a)/
----------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK
Net income                                                   $835      $812      $819       $799       $780
Less: Preferred stock dividends                                10        14        22         30         34
----------------------------------------------------------------------------------------------------------------
                                                              825       798       797        769        746
----------------------------------------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING USED TO
  CALCULATE DILUTED EARNINGS PER COMMON SHARE
  (IN THOUSANDS)
Average number of common shares
  outstanding (in thousands)                              684,737   690,878   695,835    701,458    708,585
Effect of dilutive options and warrants (in thousands)     21,744    23,531    22,549     18,056     18,215
----------------------------------------------------------------------------------------------------------------
                                                          706,481   714,409   718,384    719,514    726,800
----------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Common Share                           $1.17     $1.12     $1.11      $1.07      $1.03
---------------------------------------------------------=======================================================

/(a)/ Restated to reflect a two-for-one stock split effective June 2, 1997.

--------------------------------------------------------------------------------

NOTE 11. In the ordinary course of business, BAC enters into various OFF-BALANCE-SHEET types of transactions that involve credit-related and
TRANSACTIONS       derivative financial instruments that are not required to be recorded on the balance sheet. Credit-related financial instruments are typically customer-driven, while derivative financial instruments are entered into both with customers and for BAC's own account in managing foreign exchange, interest rate, equity, and credit risks.

================================================================================

                 Credit-Related Financial Instruments

                 A summary of the contractual amounts of each significant class of off-balance-sheet credit-related financial instruments outstanding appears in the table below. The contractual amounts of these instruments are not recorded as assets or liabilities on the balance sheet. These amounts represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless.

                                            1998                    1997
                                        --------   ---------------------------------------
(IN MILLIONS)                           MARCH 31   DEC. 31   SEPT. 30   JUNE 30   MARCH 31
------------------------------------------------------------------------------------------
Commitments to extend credit:
  Unutilized credit card lines           $38,939   $35,920    $37,222   $38,028    $37,917
  Other commitments to extend credit/(a)/118,902   114,771    109,971   106,590    101,128
Standby letters of credit/(b)/            19,790    18,888     18,305    18,680     18,954
Commercial letters of credit               2,894     2,345      3,354     4,186      3,677
------------------------------------------------------------------------------------------

/(a)/ Represents agreements to extend credit to customers for which BAC may have received fees. These commitments have specified interest rates and generally have fixed expiration dates and may be terminated by BAC if certain conditions of the contract are violated.

/(b)/ Net of participations sold of $3,452 million at March 31, 1998, $3,300 million at December 31, 1997, $3,306 million at September 30, 1997, $2,907 million at June 30, 1997, and $3,102 million at March 31, 1997.

                 DERIVATIVE FINANCIAL INSTRUMENTS

                 The tables on page 12 summarize the notional and credit risk amounts for each significant class of derivative financial instrument outstanding in BAC's trading and asset and liability management portfolios. These tables should be read in conjunction with the descriptions of such products and their risks included on pages 43 through 49 and 80 through 86 of BAC's 1997 Annual Report to Shareholders.

                 Derivative financial instruments include swaps, futures, forwards, and option contracts, all of which derive their value from underlying interest rates, foreign exchange rates, commodity values or equity instruments. For most contracts, notional amounts are used solely to determine cash flows to be exchanged. However, certain foreign exchange contracts are designed for principal amounts to be exchanged on a common settlement date. The notional or contract amounts associated with foreign exchange and derivative financial instruments are not recorded as assets or liabilities on the balance sheet and do not represent the potential for gain or loss associated with such transactions.

                 Credit risk represents unrealized gains on derivative financial instruments. It is the amount of loss that BAC would suffer if all counterparties failed to perform according to the terms of the contract and the value of any existing collateral became worthless, based on then-current currency exchange and interest rates at each respective period after the effects of master netting agreements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

                 NOTIONAL AND CREDIT RISK AMOUNTS FOR DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
                 ---------------------------------------------------------------

                                                  MARCH 31, 1998                  DECEMBER 31, 1997
                                             ----------------------------    ------------------------------
                                               NOTIONAL       CREDIT           NOTIONAL         CREDIT
(IN MILLIONS)                                    AMOUNT         RISK/(a)/        AMOUNT           RISK/(a)/
-----------------------------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest rate swaps                          $  478,193      $ 2,005/(b)/    $  463,295      $   1,828/(b)/
Futures and forward rate contracts:
  Commitments to purchase                       150,128           65            112,562             69
  Commitments to sell                           148,410           42            145,158             50
Written options                                  32,391           --/(c)/        27,191             --/(c)/
Purchased options                                44,968          471             36,522            395
-----------------------------------------------------------------------------------------------------------
  TOTAL INTEREST RATE CONTRACTS                 854,090        2,583            784,728          2,342

FOREIGN EXCHANGE CONTRACTS
Spot, forward, and futures contracts            596,271        4,225            575,761          6,530
Written options                                  31,211           --/(c)/        31,748             --/(c)/
Purchased options                                30,282          439             30,330            520
Currency swaps                                   28,728        1,878             29,063          1,450
-----------------------------------------------------------------------------------------------------------
  TOTAL FOREIGN EXCHANGE CONTRACTS              686,492        6,542            666,902          8,500

STOCK INDEX OPTIONS AND COMMODITY CONTRACTS       5,833          135              4,349             87

CREDIT DERIVATIVE CONTRACTS
Credit default swaps                                158            6                 --             --
Total rate of return swaps                          758           81                 --             --
-----------------------------------------------------------------------------------------------------------
  TOTAL CREDIT DERIVATIVE CONTRACTS                 916           87                 --             --
-----------------------------------------------------------------------------------------------------------
    TOTAL                                    $1,547,331/(d)/ $ 9,347         $1,455,979/(e)/ $  10,929
-----------------------------------------------------------------------------------------------------------

/(a)/ Credit risk represents current replacement cost after the effects of master netting agreements.
/(b)/ Includes the effects of cross product netting of certain interest rate derivatives and currency swaps.
/(c)/ Interest rate and foreign exchange options written have no credit risk. /(d)/ Interest rate swaps and interest rate options in the trading portfolio include intercompany hedging-related contracts of $9.3 billion and $0.7 billion, respectively. Foreign exchange contracts in the trading portfolio include $3.2 billion of intercompany hedging-related contracts.
/(e)/ Interest rate swaps and interest rate options in the trading portfolio include intercompany hedging-related contracts of $6.5 billion and $0.7 billion, respectively. Foreign exchange contracts in the trading portfolio include $4.2 billion of intercompany hedging-related contracts.

                 NOTIONAL AND CREDIT RISK AMOUNTS FOR DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES
                 --------------------------------------------------------------

                                           MARCH 31, 1998           DECEMBER 31, 1997
                                      --------------------------------------------------
                                       NOTIONAL      CREDIT        NOTIONAL    CREDIT
(IN MILLIONS)                            AMOUNT        RISK/(a)/     AMOUNT      RISK/(a)/
-----------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest rate swaps                    $ 51,281       $ 256        $ 48,704      $167
Futures and forward rate contracts       66,270          --          89,650        --
Purchased options                        17,727          24          17,959        49
-----------------------------------------------------------------------------------------
  TOTAL INTEREST RATE CONTRACTS         135,278         280         156,313       216

FOREIGN EXCHANGE CONTRACTS
Spot, forward, and futures contracts      7,038          --           3,756        --
Currency swaps                              756          --             771        --
-----------------------------------------------------------------------------------------
  TOTAL FOREIGN EXCHANGE CONTRACTS        7,794          --           4,527        --
-----------------------------------------------------------------------------------------
    TOTAL                              $143,072/(b)/  $ 280        $160,840/(c)/ $216
-----------------------------------------------------------------------------------------

/(a)/ Credit risk represents current replacement cost after the effects of master netting agreements.
/(b)/ Interest rate swaps and interest rate options in the asset and liability management portfolio include intercompany hedging-related contracts of $9.3 billion and $0.7 billion, respectively. Foreign exchange contracts in the asset and liability management portfolio include $3.2 billion of intercompany hedging-related contracts.
/(c)/ Interest rate swaps and interest rate options in the asset and liability management portfolio include intercompany hedging-related contracts of $6.5 billion and $0.7 billion, respectively. Foreign exchange contracts in the asset and liability management portfolio include $4.2 billion of intercompany hedging-related contracts.

================================================================================

                 The tables on page 14 summarize the average and period-end fair values of each significant class of derivative financial instrument outstanding in BAC's trading portfolio and the period-end fair values for each significant class of derivative financial instrument outstanding in BAC's asset and liability management portfolio. Fair value amounts consist of unrealized gains and losses, accrued interest receivable and payable, and premiums paid or received, and take into account master netting agreements.

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

                 Asset and Liability Management Activities

                 BAC uses derivative financial instruments to manage interest rate risk related to designated assets and liabilities, primarily fixed rate and adjustable rate residential mortgages, long-term debt, and deposits. Foreign exchange derivative financial instruments are used to hedge net capital exposure and foreign currency exposures. For a detailed description of BAC's asset and liability management objectives and strategies used to achieve those objectives, refer to pages 84 through 86 of BAC's 1997 Annual Report to Shareholders.

                 The expected maturities and weighted average interest rates associated with BAC's asset and liability management interest rate swap portfolio at March 31, 1998 were not significantly different from those at year-end 1997.

BANKAMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
================================================================================

FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED
FOR TRADING PURPOSES
---------------------------------------------------------------

                                                 March 31, 1998                         December 31, 1997
                                   -------------------------------------     -----------------------------------
                                        Average                                 Average
                                     Fair Value                              Fair Value
                                        For the          Period-End             for the            Year-End
(in millions)                      Period Ended/(ab)/    Fair Value/(b)/     Year Ended/(ab)/    Fair Value/(b)/
----------------------------------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest rate swaps:
  Assets                                $ 2,083             $ 2,005             $ 2,280             $ 1,828
  Liabilities                            (1,772)             (1,930)             (1,999)             (1,603)
Futures and forward rate contracts:
  Assets                                     90                 107                 150                 119
  Liabilities                               (57)                (76)               (131)                (78)
Written options                            (253)               (229)               (283)               (302)
Purchased options                           324                 471                 303                 395
----------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST RATE CONTRACTS           415                 348                 320                 359
FOREIGN EXCHANGE CONTRACTS
Spot, forward, and futures contracts:
  Assets                                  5,397               4,225               4,454               6,530
  Liabilities                            (5,154)             (4,537)             (4,370)             (6,521)
Written options                            (655)               (621)               (640)               (731)
Purchased options                           427                 439                 504                 520
Currency swaps:
  Assets                                  1,619               1,878               1,154               1,450
  Liabilities                            (1,268)             (1,284)               (962)             (1,199)
----------------------------------------------------------------------------------------------------------------
    TOTAL FOREIGN EXCHANGE CONTRACTS        366                 100                 140                  49

STOCK INDEX OPTIONS AND COMMODITY CONTRACTS
  Assets                                    122                 135                  67                  87
  Liabilities                               (91)                (95)                (61)                (68)
----------------------------------------------------------------------------------------------------------------
    TOTAL STOCK INDEX OPTIONS AND
     COMMODITY CONTRACTS                     31                  40                   6                  19
CREDIT DERIVATIVE CONTRACTS
Credit default swaps:
  Assets                                      2                   6                  --                  --
  Liabilities                                --                  --                  --                  --
Total rate of return swaps:
  Assets                                     --                  81                  --                  --
  Liabilities                                (7)                (21)                 --                  --
----------------------------------------------------------------------------------------------------------------
    TOTAL CREDIT DERIVATIVE CONTRACTS        (5)                 66                  --                  --
----------------------------------------------------------------------------------------------------------------
     TOTAL                              $   807             $   554             $   466             $   427
----------------------------------------------------------------------------------------------------------------

/(a)/ Average fair value amounts are calculated based on monthly balances.
/(b)/ For a description of fair value methodologies, refer to Note 26 of the Notes to Consolidated Financial Statements on pages 86 through 88 of BAC's 1997 Annual Report to Shareholders.

FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED
FOR ASSET AND LIABILITY MANAGEMENT PURPOSES
----------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                      MARCH 31, 1998/(ab)/  DECEMBER 31, 1997/(ab)/
----------------------------------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest rate swaps                                                        $(328)                   $(325)
Futures and forward rate contracts                                            (6)                     (16)
Purchased options                                                             25                       42
----------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST RATE CONTRACTS                                             (309)                    (299)
FOREIGN EXCHANGE CONTRACTS
Spot, forward, and futures contracts                                           -                        -
Currency swaps                                                              (135)                    (133)
----------------------------------------------------------------------------------------------------------------
  TOTAL FOREIGN EXCHANGE CONTRACTS                                          (135)                    (133)
  TOTAL                                                                    $(444)                   $(432)
----------------------------------------------------------------------------====================================

(a) For a description of fair value methodologies, refer to Note 26 of the Notes to Consolidated Financial Statements on pages 86 through 88 of BAC's 1997 Annual Report to Shareholders.
(b) Bracketed amounts reflect net liability positions.

================================================================================

NOTE 12. Trading income represents the net amount earned from BAC's TRADING ACTIVITIES trading activities, which include entering into transactions to meet customer demand and taking positions for BAC's own account in a diverse range of financial instruments and markets. The profitability of these trading activities depends largely on the volume and diversity of the transactions BAC executes, the level of risk it is willing to assume, and the volatility of price and rate movements.

                    Trading income, as disclosed in BAC's consolidated statement of operations, does not include the net interest income associated with trading activities. However, the trading-related net interest income amounts are presented in the table below as they are considered in evaluating the overall profitability of those activities. This table should be read in conjunction with the description of such products included on page 84 of BAC's 1997 Annual Report to Shareholders.

TRADING-RELATED INCOME
--------------------------------------------------------------------------------
                              1998                         1997
                           -------    ------------------------------------------
                             FIRST     FOURTH        THIRD      SECOND     FIRST
(IN MILLIONS)              QUARTER    QUARTER      QUARTER     QUARTER   QUARTER
--------------------------------------------------------------------------------
TRADING INCOME
Interest rate products       $  45      $ (28)       $  24       $  17     $  12
Foreign exchange contracts     158        139          106         107        92
Debt instruments                48        (48)          93          94        84
--------------------------------------------------------------------------------
                             $ 251      $  63        $ 223       $ 218     $ 188
-----------------------------===================================================
OTHER TRADING-RELATED INCOME
Interest rate products(a)    $   6      $  15        $   6       $  12     $  10
Foreign exchange contracts       2         --            1           2         4
Debt instruments(a)             88         73           49          47        50
--------------------------------------------------------------------------------
                             $  96      $  88        $  56       $  61     $  64
-----------------------------===================================================

(a) Primarily includes the net interest revenue associated with the respective products.

                 During the three-month periods ended March 31, 1998 and 1997, trading income included net unrealized holding gains on trading securities of $20 million and $6 million, respectively. These amounts exclude the net unrealized trading results of the Parent's securities broker/dealer subsidiary (Section 20 subsidiary).

                 For secured financing transactions, BAC reports securities received as collateral in other assets and the corresponding obligation to return the securities in other liabilities. At March 31, 1998, these securities amounted to $1,402 million. At March 31, 1998, securities provided as collateral related to secured financing transactions using trading securities amounted to $1,847 million and were reported in trading account assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS

=============================================================================================================================

FINANCIAL HIGHLIGHTS
-----------------------------------------------------------------------------------------------------------------------------
                                                                   1998                            1997
                                                               --------      -------------------------------------------------
                                                                  FIRST        FOURTH          THIRD       SECOND        FIRST
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)             QUARTER       QUARTER        QUARTER      QUARTER      QUARTER/A/
------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                                                $  4,403      $  4,422       $  4,466     $  4,375     $  4,255
Interest expense                                                  2,308         2,300          2,257        2,165        2,066
------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                             2,095         2,122          2,209        2,210        2,189
Provision for credit losses                                         245           220            260          250          220
Noninterest income                                                1,813         1,616          1,655        1,426        1,370
Noninterest expense                                               2,288         2,209          2,232        2,047        2,033
------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                      1,375         1,309          1,372        1,339        1,306
Provision for income taxes                                          540           497            553          540          526
------------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                 $    835      $    812       $    819     $    799     $    780
---------------------------------------------------------------===============================================================
PER SHARE DATA
Earnings per common share                                      $   1.21      $   1.15       $   1.14     $   1.10     $   1.05
Diluted earnings per common share                                  1.17          1.12           1.11         1.07         1.03
Dividends declared per common share                               0.345         0.305          0.305        0.305        0.305
------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
Book value per common share at period end                      $  28.23      $  27.94       $  27.51     $  26.88     $  26.25
Common stock price range:
  High                                                               87 1/8        81 15/16       77 7/8       69           61 7/8
  Low                                                                75            66 1/4         64 9/16      49 9/16      47 11/16
Closing common stock price                                           82 5/8        73             73 5/16      64 9/16      50 7/16
Average number of common shares
  outstanding (in thousands)                                    684,737       690,878        695,835      701,458      708,585
Average number of diluted common shares
  outstanding (in thousands)                                    706,481       714,409        718,384      719,514      726,800
Number of common shares outstanding at period
  end (in thousands)                                            682,704       688,057        693,468      698,407      704,708
------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END
Loans                                                          $165,520      $168,104       $168,009     $170,161     $168,443
Total assets                                                    265,436       260,159        257,520      258,363      249,904
Deposits                                                        173,890       172,037        171,413      173,168      168,999
Long-term debt                                                   14,011        13,922         14,198       14,736       14,725
Common equity                                                    19,270        19,223         19,078       18,772       18,501
Total equity                                                     19,884        19,837         19,926       20,368       20,097
------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Expense to revenue/b/                                             55.41%        53.53%         52.79%       52.93%       53.53%
Rate of return (based on net income) on:
  Average common equity                                           17.89         16.69          16.82        16.73        16.50
  Average total equity                                            17.52         16.05          16.23        15.99        15.70
  Average total assets                                             1.28          1.25           1.26         1.26         1.25
------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Ratio of common equity to total assets                             7.26%         7.39%          7.41%        7.27%        7.40%
Ratio of total equity to total assets                              7.49          7.62           7.74         7.88         8.04
Ratio of average total equity to average total assets              7.33          7.82           7.78         7.86         7.99
------------------------------------------------------------------------------------------------------------------------------

/a/ Share and per share amounts and stock prices have been restated to reflect a two-for-one stock split effective June 2, 1997.

/b/ Excludes net other real estate owned expense, amortization of intangibles, expenses associated with trust preferred securities, a third-quarter 1997 gain of $246 million on the sale of Security Pacific Financial Services, Inc., charges of approximately $112 million incurred in the third quarter of 1997 associated with the decision to exit Midwest retail facilities and expenses connected with multiple legal matters, writedowns on corporate real estate, and contributions to the BankAmerica Foundation totaling $140 million.

HIGHLIGHTS
================================================================================

                 On April 13, 1998, BankAmerica Corporation and subsidiaries
                 (BAC) and NationsBank Corporation (NationsBank) announced a definitive agreement to merge in a stock-for-stock transaction. For more information on the merger, refer to Note 2 of the Notes to Consolidated Financial Statements on page 6. In addition, on April 13, 1998, BAC announced an agreement to sell BankAmerica Housing Services. Each transaction is subject to the satisfaction or waiver of certain conditions, and there can be no assurance that the transactions will be consummated.

                 The following is a summary of first-quarter 1998 financial information for BAC.

                 . BAC reported first-quarter 1998 diluted earnings per common share of $1.17, an increase of 14 percent from $1.03 for the same period a year ago. Net income for the first quarter of 1998 was $835 million, up 7 percent from $780 million for the first quarter of 1997.

                 . The return on average common equity was 17.89 percent, an increase of 139 basis points from the amount reported in the first quarter of 1997.

                 . BAC continued to effectively manage its capital through the following activities in the first quarter of 1998:

                      --  Securitized $750 million of credit card receivables;

                      --  Sold $6.3 billion of residential first mortgages;

                      --  Issued $350 million of trust preferred securities;

                      -- Announced the intention to sell its consumer branch and small business operations in Texas. However, given the position that NationsBank has in Texas, BAC will stop the sale and will look at how to integrate the combined operations.

                      -- Extended its stock repurchase program by authorizing the repurchase of an additional $3.5 billion of common stock and the redemption of an additional $450 million of preferred stock by the end of 1999. However, due to the announced decision to merge with NationsBank, the common stock repurchase program has been terminated.

                 . Net interest income was down $94 million from the first quarter of 1997. BAC's net interest margin for the first quarter of 1998 was 3.84 percent, down 33 basis points from the comparable period a year ago.

                 . Noninterest income for the first quarter of 1998 was $1,813 million, an increase of $443 million, or 32 percent, from the first quarter of 1997. The first-quarter 1998 amount included the results from the businesses acquired with Robertson Stephens during the fourth quarter of 1997.

                 . Noninterest expense for the first quarter of 1998 was $2,288 million, an increase of $255 million from the first quarter of 1997. This increase included the results associated with the Robertson Stephens businesses.

================================================================================

                 . Nonaccrual assets were $1,036 million at March 31, 1998, an increase of $137 million, or 15 percent, from their December 31, 1997 level. This increase was primarily associated with borrowers in Asian countries.

                 . The provision for credit losses was $245 million for the first quarter of 1998, up $25 million from the previous quarter and from the first quarter of 1997. Net credit losses were $239 million for the first quarter of 1998, an increase of $35 million from the first quarter of 1997.

                 . In connection with BAC's ongoing efforts to effectively manage capital, BAC repurchased 8.3 million shares of its common stock during the first quarter of 1998 at an average per-share price of $72.62, which reduced stockholders' equity by approximately $600 million. Due to the announced decision to merge with NationsBank, the common stock repurchase program has been terminated.

================================================================================

BUSINESS         The business sector information is being presented in a format
SECTORS          that is different compared to previous quarters. The sectors now reflect the new organizational structure announced in 1997.
                 In addition, the financial information has been expanded to include all performance measures used internally to evaluate business performance.

                 BAC examines the financial performance of its businesses from multiple capital return perspectives to facilitate meeting various decision support needs of managers. Each measure reflects different levels of capital, treatment of intangible assets, and bases for recognition of credit losses. The key return on capital measures are:

                 - Return on Avg. Common Equity-- This is a method of performance measurement where all of average common equity is allocated to businesses on the basis of their relative share of BAC's total assets and an apportionment of the corporate provision and reserve for credit losses. Income is derived in a manner consistent with externally reported financial statement results. This measure is oriented toward external performance comparisons and does not allocate capital based on the risks inherent in a specific business. Net interest margin and expense to revenue ratios for a business are derived under this perspective.

                 - Risk Adjusted Return on Capital (RAROC)-- This is a method of performance measurement where economic capital is allocated to businesses on the bases of credit, country, market/interest rate, and business/operating risks. The assignments are based on empirical analysis of the risks that are inherent in the operation of each business. Credit losses reflect the statistically derived expected losses within a given portfolio. Goodwill is not amortized in deriving this measure. This measure includes only the capital necessary to cover the risks of unexpected losses, and represents that which is incrementally attributable to businesses for individual transactions. RAROC is most often used for incremental decision analysis.

                 - Return on Invested Capital (ROIC)-- ROIC is an all-in return concept based on a quasi-cash derivation of net income. Credit losses in this measure are represented by net charge-offs and goodwill is not amortized. Under this method of performance measurement, BAC invested capital is defined as common equity plus the tax-effected loan loss reserve. Invested capital is allocated to businesses based on risk based economic capital as assigned through the RAROC process described above and increased by an additional allocation based on the intangible assets assigned to a business. Capital is thereby assumed to cover unexpected losses plus an amount of capital necessary to fully fund businesses grown through acquisition. This measure enables managers to evaluate their overall business performance on a comprehensive, fully allocated basis that is oriented toward cash flows.

                 Net interest income is adjusted for each return calculation to reflect changes in the debt to equity mix under each measure.

                 Economic Profit, which reflects net income available to common shareholders less a 12 percent charge for the cost of capital, is calculated for the RAROC and ROIC measurements.

BUSINESS SECTORS

==============================================================================================================================

SELECTED BUSINESS SECTOR DATA
------------------------------------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED MARCH 31, 1998/a/
                                      ----------------------------------------------------------------------------------------
                                                  GLOBAL RETAIL BANK                                  GLOBAL WHOLESALE BANK
                                      ------------------------------------------------    ------------------------------------
                                                                                 TOTAL
                                                                                GLOBAL
                                        CONSUMER      MIDDLE      PRIVATE       RETAIL       U.S. &
(DOLLAR AMOUNTS IN MILLIONS)            BANKING       MARKET      BANKING         BANK       CANADA         ASIA      EMEA/b/
------------------------------------------------------------------------------------------------------------------------------
KEY MEASURES
ROIC economic profit/c/               $      96    $      42    $       7    $     145    $      83    $       8    $       7
ROIC return on invested capital/c/         16.4%        20.5%        17.9%        17.2%        18.1%        15.1%        15.5%
RAROC economic profit/c/              $     169    $      44    $       9    $     222    $      92    $      37    $      (3)
RAROC risk adj. return on capital/c/       23.1%        23.7%        23.4%        23.2%        20.5%        25.0%        11.1%
Return on avg. common equity/c/            23.9         20.5         20.3         23.0         17.9         (1.0)        10.7
Expense/revenue/d/                         58.1         43.0         65.7         56.6         50.6         50.4         67.5
Net interest margin                        5.18         4.15         2.86         5.42         2.25         2.29         1.52
------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                   $   1,315    $     241    $      52    $   1,608    $     303    $     111    $      66
Noninterest income                          773           71           63          907          524          107           94
Noninterest expense                      (1,308)        (146)         (81)      (1,535)        (431)        (111)        (109)
------------------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE PROVISION FOR CREDIT
    LOSSES AND INCOME TAXES                 780          166           34          980          396          107           51
Provision for credit losses                (117)           1            1         (115)         (13)        (111)           9
Income taxes                               (284)         (67)         (14)        (365)        (158)           1          (19)
------------------------------------------------------------------------------------------------------------------------------
  Net income                                379          100           21          500          225           (3)          41
------------------------------------------------------------------------------------------------------------------------------
Net preferred/e/                             (4)          (1)          --           (5)          (3)          (1)          (1)
------------------------------------------------------------------------------------------------------------------------------
  NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS               $     375    $      99    $      21    $     495    $     222    $      (4)   $      40
--------------------------------------========================================================================================
SELECTED AVERAGE BALANCE
SHEET COMPONENTS
Loans                                 $  78,308    $  23,234    $   5,067    $ 106,609    $  37,390    $  11,404    $   4,633
Total assets                             86,536       26,541        5,514      118,591       68,381       22,116       20,955
Deposits                                100,789       10,119        7,255      118,163       19,730       12,831       15,744
Common equity                             6,349        1,948          405        8,702        5,019        1,623        1,538
RAROC economic capital/c/                 6,176        1,544          336        8,056        4,376        1,204          971
ROIC invested capital/c/                  8,889        2,013          506       11,408        5,497        1,239          972
------------------------------------------------------------------------------------------------------------------------------

                                       THREE MONTHS ENDED MARCH 31, 1998/a/
--------------------------------------------------------------------------------------
                                       GLOBAL WHOLESALE BANK
                                      ----------------------
                                                       TOTAL
                                                      GLOBAL
                                          LATIN    WHOLESALE           ALL      TOTAL
(DOLLAR AMOUNTS IN MILLIONS)            AMERICA         BANK         OTHER        BAC
--------------------------------------------------------------------------------------
KEY MEASURES
ROIC economic profit/c/               $      42    $     140    $     (13)  $     272
ROIC return on invested capital/c/         35.5%        18.9%          NM        17.3%
RAROC economic profit/c/              $      40    $     166    $      (8)  $     380
RAROC risk adj. return on capital/c/       34.6%        21.4%          NM        21.5%
Return on avg. common equity/c/            27.5         14.2           NM        17.9
Expense/revenue/d/                         31.1         50.6           NM        55.4
Net interest margin                        4.19         2.45           NM        3.84
--------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                   $      92    $     572    $     (85)  $   2,095
Noninterest income                           44          769          137       1,813
Noninterest expense                         (42)        (693)         (60)     (2,288)
--------------------------------------------------------------------------------------
  INCOME BEFORE PROVISION FOR CREDIT
    LOSSES AND INCOME TAXES                  94          648           (8)      1,620
Provision for credit losses                 (15)        (130)          --        (245)
Income taxes                                (21)        (197)          22        (540)
--------------------------------------------------------------------------------------
  Net income                                 58          321           14         835

--------------------------------------------------------------------------------------
Net preferred/e/                             --           (5)          --         (10)
--------------------------------------------------------------------------------------
  NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS               $      58    $     316    $      14   $     825
--------------------------------------================================================
SELECTED AVERAGE BALANCE
SHEET COMPONENTS
Loans                                 $   6,017    $  59,444    $   1,299   $ 167,352
Total assets                             11,399      122,851       22,085     263,527
Deposits                                  1,969       50,274        3,243     171,680
Common equity                               837        9,017          985      18,704
RAROC economic capital/c/                   729        7,280          840      16,176
ROIC invested capital/c/                    735        8,443          992      20,843
--------------------------------------------------------------------------------------

/a/ For comparability purposes, both 1998 and 1997 amounts reflect BAC's internal allocation and classification methodologies, adjusted for residuals, at March 31, 1998.

/b/ Europe, Middle East, and Africa.

/c/ See page 19 for more detailed description on method of performance measurement.

                 GLOBAL RETAIL BANK
                 Consumer Banking -- Consumer Banking's net income available to common shareholders for the first three months of 1998 increased $75 million, or 25 percent, from the same period last year. The first quarter of 1997 results include certain lines of business (Hawaii, Mid-west retail, and indirect consumer lending) that have been exited since the first quarter of 1997. Net interest income declined $109 million from the first quarter of 1997, due to sales of residential first mortgages, securitizations of credit card receivables and manufactured housing loans, and exited businesses. Noninterest income increased $69 million due to higher loan servicing revenues and gains on loan sales. The noninterest expense increase of $14 million reflects higher people development and training expenses offset partially by exited businesses. A $170 million decrease in the provision for credit losses is attributable to securitizations of credit card receivables and manufactured housing loans, and exited businesses. Average loans decreased $6.3 billion, or 8 percent, from the first quarter of 1997, reflecting the securitizations of credit card receivables and manufactured housing loans, and the sale of residential first mortgages.

==================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED MARCH 31, 1997/a/
                                    ----------------------------------------------------------------------------------------------
                                                GLOBAL RETAIL BANK                                   GLOBAL WHOLESALE BANK
                                     ----------------------------------------------     ------------------------------------------
                                                                              TOTAL
                                                                             GLOBAL
                                      CONSUMER     MIDDLE      PRIVATE       RETAIL        U.S. &
(DOLLAR AMOUNTS IN MILLIONS)           BANKING     MARKET      BANKING         BANK        CANADA        ASIA        EMEA/b/
----------------------------------------------------------------------------------------------------------------------------------
KEY MEASURES
ROIC economic profit/c/             $      97    $      36    $       3    $     136    $      57    $      11    $      27
ROIC return on invested capital/c/       15.9%        19.3%        14.5%        16.4%        16.7%        16.9%        23.9%
RAROC economic profit/c/            $     159    $      41    $       7    $     207    $      62    $       9    $      24
RAROC risk adj. return on
 capital/c/                              21.7%        23.3%        21.6%        22.0%        18.6%        16.0%        22.4%
Return on avg. common equity/c/          17.6         22.6         18.3         18.6         18.9         12.8         15.2
Expense/revenue/d/                       55.9         42.9         66.2         54.8         43.1         57.1         55.0
Net interest margin                      6.01         4.39         2.65         6.14         2.43         1.89         1.96
----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                 $   1,424    $     232    $      47    $   1,703    $     293    $      88    $      72
Noninterest income                        704           54           53          811          332           80           97
Noninterest expense                    (1,294)        (131)         (72)      (1,497)        (298)         (97)         (94)
----------------------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE PROVISION FOR CREDIT
    LOSSES AND INCOME TAXES               834          155           28        1,017          327           71           75
Provision for credit losses              (287)          14           --         (273)          33            8           (1)
Income taxes                             (237)         (68)         (11)        (316)        (149)         (29)         (19)
----------------------------------------------------------------------------------------------------------------------------------
  Net income                              310          101           17          428          211           50           55

----------------------------------------------------------------------------------------------------------------------------------
Net preferred/e/                          (10)          (2)          --          (12)          (5)          (1)          (1)
----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS             $     300    $      99    $      17    $     416    $     206    $      49    $      54
------------------------------------==============================================================================================
SELECTED AVERAGE BALANCE
SHEET COMPONENTS
Loans                               $  84,575    $  21,114    $   4,571    $ 110,260    $  35,634    $  10,514    $   5,124
Total assets                           94,794       24,401        5,085      124,280       60,452       21,547       19,228
Deposits                               97,255        9,398        7,301      113,954       19,706       12,678       14,407
Common equity                           6,910        1,779          371        9,060        4,406        1,571        1,402
RAROC economic capital/c/               6,610        1,454          305        8,369        3,783          884          818
ROIC invested capital/c/                9,918        2,011          505       12,434        4,932          924          819
----------------------------------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED MARCH 31, 1997/a/
                                     -----------------------------------------------
                                      GLOBAL WHOLESALE BANK
                                     ----------------------
                                                      TOTAL
                                                     GLOBAL
                                         LATIN    WHOLESALE          ALL       TOTAL
(DOLLAR AMOUNTS IN MILLIONS)           AMERICA         BANK        OTHER         BAC
------------------------------------------------------------------------------------
KEY MEASURES
ROIC economic profit/c/              $      37    $     132    $     (70)  $     198
ROIC return on invested capital/c/        42.0%        19.3%          NM        16.0%
RAROC economic profit/c/             $      33    $     128    $     (69)  $     266
RAROC risk adj. return on capital/c/      39.2%        20.4%          NM        19.1%
Return on avg. common equity/c/           37.5         18.5           NM        16.5
Expense/revenue/d/                        30.2         45.7           NM        53.5
Net interest margin                       4.83         2.54           NM        4.17
------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                  $      86    $     539    $     (53)  $   2,189
Noninterest income                          30          539           20       1,370
Noninterest expense                        (35)        (524)         (12)     (2,033)
------------------------------------------------------------------------------------
  INCOME BEFORE PROVISION FOR CREDIT
    LOSSES AND INCOME TAXES                 81          554          (45)      1,526
Provision for credit losses                 12           52            1        (220)
Income taxes                               (33)        (230)          20        (526)
------------------------------------------------------------------------------------
  Net income                                60          376          (24)        780

------------------------------------------------------------------------------------
Net preferred/e/                            (1)          (8)         (14)        (34)
------------------------------------------------------------------------------------
  NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS              $      59    $     368    $     (38)  $     746
-------------------------------------===============================================
SELECTED AVERAGE BALANCE
SHEET COMPONENTS
Loans                                $   4,615    $  55,887    $     382   $ 166,529
Total assets                             8,832      110,059       17,766     252,105
Deposits                                 1,387       48,178        4,359     166,491
Common equity                              644        8,023        1,241      18,324
RAROC economic capital/c/                  489        5,974          900      15,243
ROIC invested capital/c/                   495        7,170          834      20,438
------------------------------------------------------------------------------------

/d/ Excludes net other real estate owned expense, amortization of intangibles, and expenses associated with trust preferred securities.
/e/ Net preferred represents the incremental cost of preferred dividends, and the allocation of trust preferred securities and subordinated debt, net of funding and tax effects.

                 Middle Market Banking -- Net income available to common shareholders for the first quarter of 1998 was flat from the same period last year at $99 million, and reflects higher noninterest income from financial management fees, offset by an increase in noninterest expense. Additionally, in the first quarter of 1997, the credit provision included higher recoveries. RAROC and ROIC economic profit increased slightly from the first quarter of 1997, reflecting the higher income before provision for credit losses and income taxes.

                 Private Banking -- Private Banking's net income available to common shareholders increased slightly by $4 million, or 24 percent for the first quarter of 1998 from the same period a year ago, due to loan growth and an increase in trust fee revenue.

                 GLOBAL WHOLESALE BANK
                 US & Canada -- US & Canada's net income available to common shareholders for the first three months of 1998 increased $16 million, or 8 percent, from the same period a year ago. Noninterest income increased $192 million due to businesses acquired from Robertson Stephens during the fourth quarter of 1997, better performance in capital markets, higher financial management fees, and increased equity investment activities. Noninterest expense increased by $133 million due to the Robertson Stephens businesses and higher variable pay related to improved trading results. The provision for credit losses increased $46 million as recoveries were lower than last

================================================================================

                 year's levels. RAROC and ROIC economic profit increased as higher income before provision for credit losses and income taxes exceeded higher capital assignments due to the businesses acquired from Robertson Stephens and capital markets activities.

                 Asia -- Asia's net income available to common shareholders for the first quarter of 1998 decreased by $53 million from the same period last year, primarily resulting from an increase of $119 million in the provision for credit losses, partially offset by higher net interest income. Economic and invested capital assignments were increased substantially in response to the financial problems in the Asian economies. RAROC economic profit increased as higher income before provision for credit losses and income taxes exceeded the increased capital assignment.

                 Europe, Middle East and Africa (EMEA) -- Net income available to common shareholders for the first quarter of 1998 decreased by $14 million, or 26 percent, from the same period a year ago. The first quarter of 1998 results decreased primarily due to higher interest recoveries and gains on asset sales in the first quarter of 1997. However, the first quarter of 1998 included higher capital markets trading results partially offset by associated variable pay as compared to the same period last year.

                 Latin America- Latin America's results for the first three months of 1998 remained fairly stable from the same period a year ago.

                 ALL OTHER
                 This sector includes the results of Asset and Liability Management (investment securities, federal funds bought and sold), along with Asset Management Group, Community Development Banking, and residual income and expenses related to the institutional trust business, which BAC had substantially divested in 1996. Also included is the impact of reclassifications between financial statement categories made for internal reporting purposes.

                 Net income available to common shareholders for the first three months of 1998 increased $52 million primarily because 1997 included $14 million of realized losses from available-for-sale securities and 1998 included $59 million of realized gains.

RESULTS OF OPERATIONS
================================================================================

NET INTEREST     Taxable-equivalent net interest income for the first quarter
INCOME           of 1998 was $2,100 million down $95 million from the
                 same period of 1997. The decrease primarily resulted from growth in credit card securitizations and continued higher funding costs. Excluding the effects of credit card securitizations, taxable-equivalent net interest income would have decreased $31 million from the first quarter of 1997.

                 Average earning assets totaled $219.9 billion for the first quarter of 1998, up $8.3 billion from the same period in 1997. The increase was largely attributable to trading account assets which rose $3.7 billion from the first quarter of 1997. In addition, securities purchased under resale agreements rose $2.6 billion from the first quarter of 1997.

                 BAC's net interest margin for the first quarter of 1998 was
                 3.84 percent, down 33 basis points from the comparable period a year ago. The yield on average earning assets decreased 3 basis points from the same period a year ago. This decrease was primarily due to lower prevailing market rates and an increase in lower yielding assets. The cost of

================================================================================
AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
--------------------------------------------------------------------------------

                                                                     FIRST QUARTER 1998              FIRST QUARTER  1997
                                                              -------------------------------   -------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                                  BALANCE/a/  INTEREST/b/ RATE/b/   BALANCE/a/  INTEREST/b/ RATE/b/
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                              $  6,481       $  108   6.75%     $  6,069       $   99    6.63%
Federal funds sold                                                   582            8   5.76           591            8    5.30
Securities purchased under resale agreements                      11,982          233   7.90         9,361          155    6.73
Trading account assets                                            17,034          385   9.16        13,358          269    8.18
Available-for-sale securities/(c,d)/                              12,817          219   6.86        11,595          203    7.04
Held-to-maturity securities/d/                                     3,622           66   7.33         4,108           86    8.40
Domestic loans:
  Consumer-residential first mortgages                            31,217          562   7.20        37,076          686    7.40
  Consumer-residential junior mortgages                           14,775          306   8.39        14,775          309    8.48
  Consumer-credit card                                             6,418          223  13.91         8,399          305   14.54
  Other consumer                                                  20,678          479   9.40        19,788          480    9.84
  Commercial and industrial/e/                                    38,428          722   7.62        34,935          662    7.69
  Commercial loans secured by real estate                         12,928          283   8.74        12,429          275    8.86
  Financial institutions                                           3,419           39   4.65         2,942           32    4.47
  Lease financing                                                  2,858           39   5.56         2,729           37    5.56
  Loans for purchasing or carrying securities                      2,435           50   8.39/g/      1,751           30    6.85
  Construction and development loans
    secured by real estate                                         2,285           61  10.77         2,266           66   11.78
  Agricultural                                                     1,701           37   8.75         1,562           35    8.96
  Other                                                            1,779           26   5.90         1,288           20    6.01
                                                                --------       ------             --------       ------
    Total domestic loans/e/                                      138,921        2,827   8.21       139,940        2,937    8.46
Foreign loans                                                     28,431          562   8.03        26,589          504    7.68
                                                                --------       ------             --------       ------
    Total loans/(c,e)/                                           167,352        3,389   8.18       166,529        3,441    8.33
                                                                --------       ------             --------       ------
    Total earning assets/e/                                      219,870       $4,408   8.10       211,611       $4,261    8.13
                                                                               ======                            ======
Nonearning assets/e/                                              47,185                            44,042
Less: Allowance for credit losses                                  3,528                             3,548
                                                                --------                          --------
       TOTAL ASSETS                                             $263,527                          $252,105
                                                                ========                          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                                   $  5,277       $   21   1.57%     $  7,131       $   24    1.38%
  Savings                                                         10,739           53   2.02        12,158           61    2.02
  Money market                                                    48,739          284   2.37        34,608          255    2.99
  Time                                                            30,555          420   5.58        29,974          400    5.41
                                                                --------       ------             --------       ------
    Total domestic interest-bearing deposits                      95,310          778   3.31        83,871          740    3.58
Foreign interest-bearing deposits:
  Banks located in foreign countries                              12,474          200   6.49        13,089          180    5.59
  Governments and official institutions                           10,067          142   5.69        10,668          137    5.22
  Time, savings, and other                                        22,060          369   6.78        20,945          309    5.99
                                                                --------       ------             --------       ------
    Total foreign interest-bearing deposits                       44,601          711   6.46        44,702          626    5.69
                                                                --------       ------             --------       ------
    Total interest-bearing deposits                              139,911        1,489   4.31       128,573        1,366    4.31
Federal funds purchased                                            1,994           27   5.49         1,054           13    5.10
Securities sold under repurchase agreements                       13,969          251   7.29         9,925          149    6.07
Other short-term borrowings                                       18,777          293   6.33        17,999          275    6.20
Long-term debt                                                    13,683          248   7.36        15,606          263    6.83
                                                                --------       ------             --------       ------
    Total interest-bearing liabilities                           188,334       $2,308   4.97       173,157       $2,066    4.84
                                                                               ======                            ======
Domestic noninterest-bearing deposits                             30,292                            36,342
Foreign noninterest-bearing deposits                               1,477                             1,576
Other noninterest-bearing liabilities                             22,097                            19,106
                                                                --------                          --------
    Total liabilities                                            242,200                           230,181
Trust preferred securities/f/                                      2,009                             1,784
Stockholders' equity                                              19,318                            20,140
                                                                --------                          --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $263,527                          $252,105
                                                                ========                          ========
Interest income as a percentage of average earning assets/e/                            8.10%                              8.13%
Interest expense as a percentage of average earning assets/e/                          (4.26)                             (3.96)
                                                                                        ----                               ----
       NET INTEREST MARGIN/e/                                                           3.84%                              4.17%
                                                                                        ====                               ====
-------------------------------------------------------------------------------------------------------------------------------

/a/Average balances are obtained from the best available daily, weekly, or monthly data.
/b/Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 39 percent for 1998 and 40 percent for 1997.
/c/Average balances include nonaccrual assets.
/d/Refer to the table on page 27 of the Balance Sheet Review section for more detail on available-for-sale and held-to-maturity securities.
/e/Certain amounts in prior periods have been reclassified to conform to the presentation in the current year.
/f/Trust preferred securities represent corporation obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of the corporation. Related expenses are included in noninterest expense.
/g/Rates reflect an increase in fees during the first quarter of 1998 as compared to the first quarter of 1997.

================================================================================

                  funds for the first quarter of 1998 increased from the same period a year ago primarily due to higher rates on federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings. In addition, BAC has experienced a shift in the mix of liabilities toward wholesale funding sources, including foreign interest-bearing deposits and domestic purchased funds, which are more costly than traditional core deposits.

                  BAC's net interest income and margin include the recognition of hedging with certain on- and off-balance sheet financial instruments. The recognition of hedging with derivative financial instruments reduced BAC's net interest income results by approximately $25 million in the first quarter of 1998, compared with an approximate decrease of $20 million in the corresponding period of 1997.

--------------------------------------------------------------------------------

Noninterest       Noninterest income for the first quarter of 1998 was $1,813
Income            million, an increase of $443 million, or 32 percent, from the comparable period in 1997. The increase reflected growth in almost all categories of noninterest income.

================================================================================

Noninterest Income
--------------------------------------------------------------------------------
                                                                 First Quarter
                                                               -----------------
(in millions)                                                    1998      1997
--------------------------------------------------------------------------------
FEES AND COMMISSIONS
Deposit account fees:
  Retail                                                       $  251    $  271
  Commercial                                                       87        89
Credit and other card fees                                         91        87
Trust fees                                                         75        57
Other fees and commissions:
  Loan fees and charges                                           166       133
  Off-balance-sheet credit-related instrument fees                 73        77
  Financial services fees                                          82        37
  Mutual fund and annuity commissions                              23        26
  Other                                                           218       102
--------------------------------------------------------------------------------
                                                                1,066       879
--------------------------------------------------------------------------------
TRADING INCOME                                                    251       188
--------------------------------------------------------------------------------
OTHER NONINTEREST INCOME
Equity investment activities                                      190       106
Net gain on sales of loans                                        115        59
Net gain on available-for-sale debt securities                     61        13
Net gain on sales of subsidiaries and operations                   20        13
Other income                                                      110       112
--------------------------------------------------------------------------------
                                                                  496       303
--------------------------------------------------------------------------------
                                                               $1,813    $1,370
---------------------------------------------------------------=================

                  Fees and commissions, the largest component of noninterest income, was up $187 million, or 21 percent, from the same period a year ago, reflecting BAC's continued expansion of its fee-generating activities. Revenues earned from financial services fees rose $45 million from the first quarter of 1997, mainly attributable to higher revenues from syndication and brokerage services. In addition, the growth was partially due to the Robertson Stephens businesses acquired during the fourth quarter of 1997. Loan fees and charges, which are reported net of amortization expense and valuation adjustments on servicing assets, increased $33 million from the first quarter of 1997. The

================================================================================

                  increase was primarily due to higher loan servicing fees from growth in credit card securitizations, partially offset by higher valuation adjustments on the mortgage servicing assets portfolio. The growth in the "other" component of other fees and commissions of $116 million was largely associated with the Roberston Stephens businesses, which resulted in higher revenues from investment banking and underwriting fees as well as from brokerage commissions. Furthermore, the growth in investment banking and underwriting fees reflected higher trading profits on corporate syndication bonds.

                  Trading income increased $63 million, or 34 percent, in the first quarter of 1998 from the comparable quarter a year ago and was primarily attributable to trading activities in foreign exchange. In addition, the overall increase in trading income continued to be impacted by volatile overseas markets. Trading income includes fair value adjustments on defaulted contracts, valuation adjustments on emerging markets securities, and a reserve to cover counterparty risk for certain derivative contracts. For more information on the functional components of trading income, refer to Note 12 of the Notes to Consolidated Financial Statements on page 15.

                  Other noninterest income rose $193 million, or 64 percent, in the first quarter of 1998, representing higher income related to equity investment activities, net gain on sales of loans, and net gain on available-for-sale debt securities. Noninterest income related to equity investment activities increased $84 million from first-quarter 1997 due primarily to higher realized capital gains on equity securities. Net gain on sales of loans increased by $56 million compared to the same period last year, largely due to growth in sales of residential first mortgages and securitizations of manufactured housing loans. Net gain on available-for-sale debt securities increased $48 million in the first quarter of 1998 in comparison to the corresponding period last year.
--------------------------------------------------------------------------------

Noninterest       Noninterest expense for the first quarter of 1998 was $2,288
Expense           million, up $255 million, or 13 percent, from the
                  corresponding period a year ago. The increase largely reflected higher personnel expense and other noninterest expense.

                  Personnel expense, the largest component of noninterest expense, increased $201 million, or 20 percent, from first-quarter 1997. The increase in personnel expense was primarily associated with the Robertson Stephens businesses. In addition, the increase included higher variable pay related to improved trading results. BAC's staff level on a full-time-equivalent (FTE) basis was approximately 76,500 at March 31, 1998, down from approximately 77,300 at March 31, 1997. FTE is a measurement equal to one full-time employee working a standard day. BAC had approximately 89,900 employees, both full-time and part-time, at March 31, 1998, down from approximately 91,900 at March 31, 1997.

                  Other noninterest expense was up $60 million, or 9 percent, in the first quarter of 1998 compared to the same period in 1997. The increase was mainly attributable to higher professional services fees and other expense. The increase in professional services fees was largely the result of widespread increases in outside services. In addition, "other expense" increased from the first quarter of 1997, reflecting modest increases in various categories.

================================================================================

Noninterest Expense
--------------------------------------------------------------------------------
                                                                First Quarter
                                                              ------------------
(in millions)                                                  1998      1997
--------------------------------------------------------------------------------
PERSONNEL
Salaries                                                      $1,050   $  839
Employee benefits                                                179      189
--------------------------------------------------------------------------------
                                                               1,229    1,028
--------------------------------------------------------------------------------

OCCUPANCY                                                        191      186
--------------------------------------------------------------------------------

EQUIPMENT                                                        171      182
--------------------------------------------------------------------------------
OTHER NONINTEREST EXPENSE
Professional services                                            112       75
Communications                                                    97       93
Amortization of intangibles                                       91       91
Other expense                                                    397      378
--------------------------------------------------------------------------------
                                                                 697      637
--------------------------------------------------------------------------------
                                                              $2,288   $2,033
--------------------------------------------------------------==================
Full-time-equivalent staff at period end                      76,500   77,300
Employees at period end                                       89,900   91,900
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

Year 2000       BAC's noninterest expense for the first quarter of 1998
                included approximately $41 million incurred in connection with ongoing efforts to make its computer systems year 2000 compliant.

                For additional information regarding the year 2000 issue, refer to page 28 of BAC's 1997 Annual Report to Shareholders.
--------------------------------------------------------------------------------

Income          The provision for income taxes was $540 million and $526 million
Taxes           for the quarters ended March 31, 1998 and 1997, respectively, reflecting a forecasted annual effective income tax rate of 39.3 percent and 40.3 percent, respectively.

                For further information concerning BAC's provision for federal, state, and foreign income taxes for the most recent five quarters, refer to Note 8 of the Notes to Consolidated Financial Statements on page 9.

BALANCE SHEET REVIEW
================================================================================

                Interest-earning assets totaled $221 billion at March 31, 1998, up $5 billion or 2 percent, from year-end 1997. Growth in interest-earning assets, primarily federal funds sold, trading account assets, and securities purchased under resale agreements, was largely funded through increases in securities sold under repurchase agreements and other short-term borrowings.

                Total deposits at March 31, 1998 were $173.9 billion, an increase of $1.9 billion from December 31, 1997. The growth was predominantly attributable to a $0.9 billion increase in both domestic interest-bearing deposits and foreign interest-bearing deposits. The increase in domestic interest-bearing deposits resulted from an increase in money market and interest-bearing checking accounts. The growth in foreign interest-bearing deposits was a result of BAC's continued participation in selected global markets.

===================================================================================================================================

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES -- AVERAGE BALANCES, INTEREST, AND AVERAGE RATES
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                      FIRST QUARTER 1998
                                                           ------------------------------------------------------------------------
                                                                                                                          RATE
                                                                                                       RATE           BASED ON
                                                                                                   BASED ON          AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)                               BALANCE/a/        INTEREST/b/         FAIR VALUE/b/            COST/b/
-----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
  agency securities                                         $ 1,285           $    19                6.07%              6.25%
Mortgage-backed securities                                    7,680               132                6.84               6.95
Other domestic securities                                     1,046                15                5.78               6.32
Foreign securities                                            2,806/c/             53                7.69/d/            7.57/d/
-----------------------------------------------------------------------------------------------------------------------------------
                                                            $12,817           $   219                6.86%              6.97%
------------------------------------------------------------=======================================================================

                                                                                      FIRST QUARTER 1997
                                                           -----------------------------------------------------------------------
                                                                                                                          RATE
                                                                                                       RATE           BASED ON
                                                                                                   BASED ON          AMORTIZED
(DOLLAR AMOUNTS IN MILLIONS)                               BALANCE/a/        INTEREST/b/         FAIR VALUE/b/            COST/b/
----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
  agency securities                                         $ 1,337           $    22                6.63%              6.54%
Mortgage-backed securities                                    6,537               110                6.73               6.75
Other domestic securities                                       936                13                5.73               6.52
Foreign securities                                            2,785/c/             58                8.38/d/            8.10/d/
----------------------------------------------------------------------------------------------------------------------------------
                                                            $11,595           $   203                7.04%              7.05%
------------------------------------------------------------======================================================================


                                                         FIRST QUARTER 1998                             FIRST QUARTER 1997
                                             -----------------------------------------       -------------------------------------
(DOLLAR AMOUNTS IN MILLIONS)                 BALANCE/a/      INTEREST/b/       RATE/b/       BALANCE/a/   INTEREST/b/      RATE/b/
----------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government
  agency securities                             $   54        $   --          3.21%           $   13        $   --         6.04%
Mortgage-backed securities                       1,840            34          7.47             2,128            40         7.46
State, county, and municipal securities            300             6          7.47               392             7         7.44
Other domestic securities                           53             1          8.02                57             1         6.82
Foreign securities                               1,375            25          7.25             1,518            38        10.05
----------------------------------------------------------------------------------------------------------------------------------

                                                $3,622        $   66          7.33%           $4,108        $   86         8.40%
-----------------------------------------------===================================================================================


/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 39% in 1998 and 40% in 1997.
/c/ Average balances include nonaccrual assets.
/d/ Rates reflect interest received on nonaccrual debt-restructuring par bonds.

================================================================================

CREDIT CARD           BAC has securitized and sold $4,871 million in credit card
SECURITIZATIONS       receivables since mid-1996. The securitizations affect,
                      among other things, the manner and time period in which revenue is reported in the statement of operations. The amounts that would otherwise be included in net interest revenue are instead included in noninterest income as fees and commissions, net of any credit losses on the securitized portion of the credit card portfolio.

                      The table below shows the impact of the securitizations of credit card receivables on BAC's results of operations and financial position as of March 31, 1998.

================================================================================

IMPACT OF CREDIT CARD SECURITIZATIONS
--------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED MARCH 31, 1998
                                                               -------------------------------------------------------
                                                                     INCLUDING
                                                                      LOANS OF            IMPACT OF
                                                                   CREDIT CARD          CREDIT CARD
(DOLLAR AMOUNTS IN MILLIONS)                                   SECURITIZATIONS      SECURITIZATIONS         REPORTED
----------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS

Net interest income                                                $  2,189          $    (94)/a/           $  2,095
Credit card fees                                                        107               (16)/a/                 91
Other noninterest income                                              1,658                64/a,b/             1,722
----------------------------------------------------------------------------------------------------------------------
  Total revenue                                                       3,954               (46)/a/              3,908
Noninterest expense                                                   2,288                --                  2,288
----------------------------------------------------------------------------------------------------------------------
  Income before provision for credit
    losses and income taxes                                           1,666               (46)/a/              1,620
Provision for credit losses                                             304               (59)/a,c/              245
----------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                       $  1,362          $     13/a/            $  1,375
-------------------------------------------------------------------===================================================
NET INTEREST MARGIN                                                    3.95%            (0.11)%/a/              3.84%
----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END

Credit card loans outstanding                                      $ 10,551          $ (4,871)/d/           $  5,680
Total assets                                                        270,307            (4,871)/d/            265,436
----------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA

Credit card loans                                                    10,261            (3,843)/d/              6,418
Earning assets                                                      223,713            (3,843)/d/            219,870
Total assets                                                        267,370            (3,843)/d/            263,527
----------------------------------------------------------------------------------------------------------------------
NET CREDIT LOSSES - CREDIT CARD PORTFOLIO                               174               (63)/d/                111
----------------------------------------------------------------------------------------------------------------------

SELECTED FINANCIAL RATIOS

Annualized ratio of net credit losses on credit card loans
  to average credit card loans outstanding                             6.89%             0.18%/d/               7.07%
Delinquent credit card loan ratio(e)                                   4.62             (0.20)/d/               4.42
----------------------------------------------------------------------------------------------------------------------

/a/ Includes the effects of accumulated credit card securitizations of $4,371 million at March 31, 1998.
/b/ Includes $14 million of gains associated with the securitizations.
/c/ Represents charge-offs on the investor's share.
/d/ Includes the effects of accumulated credit card securitizations of $4,871 million at March 31, 1998, which includes a $500 million purchased credit card portfolio.
/e/ 30 days or more past due.

CREDIT RISK MANAGEMENT
================================================================================

LOAN PORTFOLIO       Total loans at March 31, 1998 decreased $2.6 billion, or 2
MANAGEMENT           percent, from year-end 1997. This decline was primarily in the domestic consumer portfolio, which decreased by $3.4 billion, or 5 percent, from year-end 1997. This decline was reflected in all domestic consumer loan categories except for residential junior mortgages.

===============================================================================================================================
LOAN OUTSTANDINGS
-------------------------------------------------------------------------------------------------------------------------------
                                                             1998                                  1997
                                                         --------         -----------------------------------------------------
(IN MILLIONS)                                            MARCH 31          DEC. 31        SEPT. 30      JUNE 30        MARCH 31
-------------------------------------------------------------------------------------------------------------------------------
DOMESTIC

Consumer:
  Residential first mortgages                            $ 29,675         $ 31,749       $ 34,279       $ 35,709       $ 35,881
  Residential junior mortgages                             14,956           14,847         14,915         15,154         14,857
  Other installment                                        18,179           18,418         18,432         18,410         17,863
  Credit card/a/                                            5,680            6,697          7,050          7,624          8,365
  Other individual lines of credit                          1,833            1,937          1,939          1,961          1,939
  Other                                                       353              461            442            413            391
-------------------------------------------------------------------------------------------------------------------------------
                                                           70,676           74,109         77,057         79,271         79,296
Commercial:
  Commercial and industrial/b/                             37,765           37,595         35,105         35,621         35,659
  Loans secured by real estate                             12,968           12,897         12,833         12,669         12,445
  Financial institutions                                    3,571            3,485          3,452          2,947          3,232
  Lease financing                                           2,861            2,892          2,700          2,809          2,790
  Loans for purchasing or carrying securities               2,794            2,668          2,000          2,616          2,447
  Construction and development loans
    secured by real estate                                  2,350            2,206          2,257          2,262          2,261
  Agricultural                                              1,641            1,824          1,774          1,560          1,475
  Other                                                     1,904            1,896          1,745          1,738          1,450
-------------------------------------------------------------------------------------------------------------------------------
                                                           65,854           65,463         61,866         62,222         61,759
-------------------------------------------------------------------------------------------------------------------------------
                                                          136,530          139,572        138,923        141,493        141,055
FOREIGN
Commercial and industrial                                  18,939           18,484         18,260         17,762         17,540
Banks and other financial institutions                      3,815            3,904          4,295          4,818          3,526
Governments and official institutions                         723              840            861            851          1,008
Other                                                       5,513            5,304          5,670          5,237          5,314
-------------------------------------------------------------------------------------------------------------------------------
                                                           28,990           28,532         29,086         28,668         27,388
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL LOANS                                         165,520          168,104        168,009        170,161        168,443
Less: Allowance for credit losses                           3,517            3,500          3,504          3,563          3,538
-------------------------------------------------------------------------------------------------------------------------------
                                                         $162,003         $164,604       $164,505       $166,598       $164,905
---------------------------------------------------------======================================================================

/a/ Excludes outstanding securitized credit card receivables of $4,871 million at March 31, 1998, $3,621 million at December 31, 1997, $2,971 million at September 30, 1997, $2,221 million at June 30, 1997, and $1,471 million at March 31, 1997.
/b/ Amounts in prior periods have been reclassified to conform to the current presentation.

================================================================================

                Growth in residential first mortgages during the first quarter of 1998 was more than offset by the sale of $6.3 billion of mortgages from the portfolio, resulting in a net decrease of $2.1 billion from year-end 1997. The credit card loan portfolio decreased $1.0 billion from year-end 1997, mainly due to the securitization of $750 million of credit card receivables.

================================================================================

Domestic Consumer Loans by Geographic Area and Loan Type as of March 31, 1998
--------------------------------------------------------------------------------

                        Residential    Residential
                              First         Junior   Manufactured                        Credit          Other          Total
(in millions)             Mortgages      Mortgages        Housing           Auto           Card       Consumer       Consumer
-----------------------------------------------------------------------------------------------------------------------------
California                  $21,332        $ 9,826        $   838        $ 3,080        $ 1,969        $ 2,126        $39,171
Washington                    1,042          2,025            324          1,783          1,126            884          7,184
Arizona                         729          1,034            230            566            181             85          2,825
Texas                           679            109            615            828            210            101          2,542
Oregon                          740            575            138            232            196             88          1,969
Other/a/                      5,153          1,387          5,957          1,507          1,998            983         16,985
-----------------------------------------------------------------------------------------------------------------------------
                            $29,675        $14,956        $ 8,102        $ 7,996        $ 5,680        $ 4,267        $70,676
----------------------------=================================================================================================

/(a)/ No other state individually exceeded 2 percent of total domestic consumer loans.

                Delinquent domestic consumer loans that are 30 days or more past due totaled $1,484 million at March 31, 1998, a decrease of $221 million from the December 31, 1997 level. The decrease was a result of a lower level of delinquencies in most loan categories, primarily in credit card and other consumer loans. At March 31, 1998, the delinquency ratio for residential first mortgages increased 7 basis points to 2.73 percent from the December 31, 1997 ratio. This increase resulted primarily from a decline in the outstanding balance due to sales and prepayments.

================================================================================
Domestic Consumer Loan Delinquency Information/(a)/
--------------------------------------------------------------------------------

                                                    1998                                   1997
                                                --------           ---------------------------------------------------
(dollar amounts in millions)                    March 31             Dec. 31      Sept. 30       June 30      March 31
----------------------------------------------------------------------------------------------------------------------
Delinquent consumer loans
Residential first mortgages                    $     810           $     844     $     909     $     907     $     948
Residential junior mortgages                         119                 138           122           144           151
Credit card                                          251                 305           313           322           343
Other                                                304                 418           391           352           345
----------------------------------------------------------------------------------------------------------------------
                                               $   1,484           $   1,705     $   1,735     $   1,725     $   1,787
----------------------------------------------------------------------------------------------------------------------
Delinquent consumer loan ratios/(b)/
Residential first mortgages                         2.73%               2.66%         2.65%         2.54%         2.64%
Residential junior mortgages                        0.79                0.93          0.82          0.95          1.02
Credit card                                         4.42                4.56          4.43          4.23          4.09
Other                                               1.49                2.01          1.88          1.69          1.71
Total                                               2.10                2.30          2.25          2.18          2.25
-----------------------------------------------=======================================================================

/(a)/ 30 days or more past due
/(b)/ Ratios represent delinquent balances expressed as a percentage of total loans for that loan category.

                Domestic Commercial Loans -- Domestic commercial loans at March 31, 1998 increased $391 million, or 0.6 percent from year-end 1997, reflecting growth in most commercial loan categories. Commercial and industrial loans increased $170 million. The growth in commercial and industrial loans primarily reflected BAC's efforts to diversify its market share as well as increased loan demand from large corporate and middle market borrowers in various industries throughout the United States.

================================================================================

                      Foreign Loans -- Foreign loans increased $458 million from its level at December 31, 1997, primarily in the commercial and industrial sector. The continued expansion of lending activities in certain Latin American countries accounted for this growth.
--------------------------------------------------------------------------------

RECENT INTERNATIONAL  In April 1998, the Korea debt exchange offer, as disclosed
DEVELOPMENTS          in BAC's 1997 Annual Report to Shareholders on page 36,
                      was completed. As a result of the exchange, a high percentage of Korea's eligible debt was converted to longer-term debt. This will provide the government of Korea with some relief from the liquidity pressures it was experiencing prior to the exchange. In addition, negotiations took place during the quarter with representatives of the Indonesian government and business community to address that country's difficulties and these negotiations are expected to continue. Among the major countries in Asia, the problems facing Indonesia appear most difficult. It is management's belief that progress with the International Monetary Fund's programs and bank debt negotiations will mitigate the problems in troubled
                      Asian countries, but that these problems will take some years to work out.

================================================================================

SUMMARY OF TOTAL EXPOSURE WITH SOUTH KOREA
--------------------------------------------------------------------------------
(IN MILLIONS)
--------------------------------------------------------------------------------
Balance, beginning of period January 1, 1998/a/                          $3,448
Net change in short-term and long-term exposure                            (526)
 New principal                                                               37
 Principal repayments                                                       (74)
--------------------------------------------------------------------------------
    Balance, end of period March 31, 1998                                $2,885
-------------------------------------------------------------------------======

/a/ Restated to reflect March 31, 1998 exposure criteria.
--------------------------------------------------------------------------------

REGIONAL FOREIGN      Through its credit and market risk management activities,
EXPOSURES             BAC devotes special attention to those countries that have been negatively impacted by increasing global economic pressures. This includes special attention to those Pacific Rim countries that are currently experiencing currency and other economic problems. For more information concerning risk management, refer to pages 44 through 49 of BAC's 1997 Annual Report to Shareholders.

                      In connection with its efforts to maintain a diversified portfolio, BAC limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. The table on page 32 sets forth selected regional foreign exposures of BAC as of March 31, 1998. Exposure represents loans, securities, which include restructured debt, unrealized gains on derivative and foreign exchange products, unused commitments, and other monetary assets.

                      The table on page 32 has been revised from the presentation in prior quarters to reflect gross local country claims, as opposed to net local currency claims. Gross local country claims represent claims of BAC's foreign offices on local country residents, regardless of the currency. In addition, gross local country claims and "Other" now include derivative products and unused commitments. This is different from the previously disclosed exposure information. The table portrays a comprehensive picture of BAC's foreign exposures in the regions presented.

================================================================================
REGIONAL FOREIGN EXPOSURES

------------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
                                                                MARCH 31, 1998
                                 ---------------------------------------------------------------------------
                                                        TOTAL                                                             TOTAL
                                    TOTAL        CROSS-BORDER           GROSS LOCAL                                    EXPOSURE
REGION/COUNTRY                   EXPOSURE/a/            LOANS        COUNTRY CLAIMS/b/             OTHER/c/       DEC. 31, 1997/d/
------------------------------------------------------------------------------------------------------------------------------------
ASIA
China                             $   471             $   201               $    96              $   174                $   690
Hong Kong                           5,158                 102                 4,765                  291                  5,350
India                               2,296                 340                 1,770                  186                  2,167
Indonesia                             877                 295                   329                  253                  1,238
Japan                               3,703                 191                 1,741                1,771                  4,832
Korea (South)                       2,885                 527                   462                1,896                  3,448
Malaysia                            1,053                   9                   949                   95                  1,167
Pakistan                              443                   7                   431                    5                    453
Philippines                           643                 168                   190                  285                    676
Singapore                           1,822                 104                 1,592                  126                  2,076
Taiwan                              1,753                 362                 1,265                  126                  1,827
Thailand                            1,337                 113                 1,052                  172                  1,986
Other                                  75                  --                    72                    3                     73
------------------------------------------------------------------------------------------------------------------------------------
  Total                            22,516               2,419                14,714                5,383                 25,983

CENTRAL AND EASTERN EUROPE
Russia Federation                     528                  38                    --                  490                    439
Other                                 576                 135                    85                  356                    438
------------------------------------------------------------------------------------------------------------------------------------
  Total                             1,104                 173                    85                  846                    877

LATIN AMERICA
Argentina                           1,618                 281                   976                  361                  1,439
Brazil                              2,544               1,036                   919                  589                  2,391
Chile                               1,650               1,194                   440                   16                  1,600
Colombia                              604                 390                    95                  119                    685
Mexico                              4,329               1,809/e/                943                1,577                  4,744
Venezuela                             529                 137                    68                  324                    563
Other                                 137                   5                    --                  132                    177
------------------------------------------------------------------------------------------------------------------------------------
  Total                            11,411               4,852                 3,441                3,118                 11,599
------------------------------------------------------------------------------------------------------------------------------------
    Total                         $35,031             $ 7,444/f/            $18,240              $ 9,347                $38,459
----------------------------------==================================================================================================


/a/ Includes the following foreign assets: loans, accrued interest, acceptances, interest-bearing deposits in banks, trading account securities, available-for-sale and held-to-maturity securities, other interest-earning investments, and other monetary assets. Amounts also include unrealized gains on off-balance-sheet instruments, unused commitments, and available-for-sale and held-to-maturity securities that are collateralized by U.S. Treasury securities.
/b/ Represents claims of BAC's foreign offices on local country residents, including trading account securities, derivative products, unused commitments, and available-for-sale and held-to-maturity securities regardless of the currency.
/c/ Includes: accrued interest receivable, acceptances, interest-bearing deposits in banks, trading account securities, other interest-earning investments, other short-term monetary assets, unrealized gains on off-balance-sheet instruments, unused commitments, and available-for-sale and held-to-maturity securities, including securities that are collateralized by U.S. Treasury securities as follows: Mexico - $1,068 million,
      Venezuela - $252 million, Philippines - $22 million, and Latin America Other - 87 million. Held-to-maturity securities amounted to $1,223 million with a fair value of $1,201 million.
/d/   Restated to reflect March 31, 1998 exposure criteria.
/e/ Includes a $30 million loan that is collateralized by zero-coupon U.S. Treasury securities.
/f/   Amounts also include nonaccrual loans of $243 million.

================================================================================

ALLOWANCE FOR The allowance for credit losses at March 31, 1998 was $3,517 CREDIT LOSSES million, or 2.13 percent of loans outstanding, compared with
                  $3,500 million, or 2.08 percent, at December 31, 1997. The ratio of the allowance for credit losses to total nonaccrual assets was 339 percent at March 31, 1998, down from 389 percent at December 31, 1997.

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

                  After an allowance has been established for the loan portfolio segments, credit management determines an unallocated portion of the allowance for credit loses, which is attributable to factors that cannot be associated with a specific loan or portfolio segment. These factors include general economic conditions, recognition of specific regional and international geographic concerns, and trends in portfolio growth. When events occur that allow credit management to more clearly identify the risks in the portfolio, the unallocated portion of the allowance for credit losses may be reduced. The decline in the unallocated portion of the allowance for credit losses in the quarters ended March 31, 1998 and December 31, 1997 reflected corresponding increases in the reserves for specific portfolio segments, primarily in the foreign component due to the foreign transfer risk in Asia and emerging markets globally.

================================================================================

COMPOSITION OF ALLOWANCE FOR CREDIT LOSSES
--------------------------------------------------------------------------------

                                                      1998                             1997
                                                  --------       -------------------------------------------------
(IN MILLIONS)                                     MARCH 31       DEC. 31      SEPT. 30       JUNE 30      MARCH 31
------------------------------------------------------------------------------------------------------------------
Special mention and classified:
  Migration model benchmark                         $  476        $  353        $  318        $  316        $  334
  Qualitative credit management evaluation             629           592           398           370           404
------------------------------------------------------------------------------------------------------------------
    Total special mention and classified             1,105           945           716           686           738
Other:
  Domestic consumer                                  1,350         1,432         1,469         1,523         1,475
  Domestic commercial                                  286           282           279           262           240
  Foreign                                              556           591           388           310           309
------------------------------------------------------------------------------------------------------------------
    Total allocated                                  3,297         3,250         2,852         2,781         2,762
Unallocated                                            220           250           652           782           776
------------------------------------------------------------------------------------------------------------------
                                                    $3,517        $3,500        $3,504        $3,563        $3,538
----------------------------------------------------==============================================================

================================================================================

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES BY LOAN TYPE/a/
--------------------------------------------------------------------------------

                                                      MARCH 31, 1998                       DECEMBER 31, 1997
                                               --------------------------             --------------------------
                                                                  PERCENT                                PERCENT
                                                                  OF LOAN                                OF LOAN
(DOLLAR AMOUNTS IN MILLIONS)                   ALLOWANCE         CATEGORY             ALLOWANCE         CATEGORY
----------------------------------------------------------------------------------------------------------------
Domestic consumer:
  Residential first mortgages                     $   78            0.26%                $   86            0.27%
  Residential junior mortgages                        98            0.66                    112            0.75
  Credit card                                        373            6.56                    411            6.13
  Other consumer                                     801            3.93                    822            3.95

Domestic commercial:
  Commercial and industrial/b/                       538            1.27                    513            1.22
  Loans secured by real estate                       184            1.42                    189            1.46
  Financial institutions                              11            0.31                     11            0.32
  Lease financing                                     33            1.16                     32            1.11
  Construction and development loans
    secured by real estate                            50            2.12                     48            2.16
  Agricultural                                        22            1.36                     21            1.15
Foreign                                            1,109            3.83                  1,005            3.52
Unallocated                                          220              --                    250              --
----------------------------------------------------------------------------------------------------------------
Total                                             $3,517            2.13%                $3,500            2.08%
--------------------------------------------------==============================================================

/a/ Includes the allowance for credit losses on impaired loans of $171 million and $81 million at March 31, 1998 and December 31, 1997, respectively. While management has allocated the allowance to various portfolio segments, it is general in nature and is available for the loan portfolio in its entirety.
/b/ Includes the allowance for credit losses for commercial and industrial loans, loans for purchasing or carrying securities, and other commercial loans.

                Net credit losses for the first quarter of 1998 amounted to $239 million, an increase of $35 million from the same period a year ago. These changes were largely in the foreign portfolio where foreign net credit losses for the first quarter of 1998 increased $27 million from the comparable period in 1997 as a result of the ongoing financial problems in the Asian economies.

                In the domestic portfolios, domestic consumer net credit losses for the first quarter of 1998 totaled $209 million, a decrease of $4 million from the amount reported in the first quarter of 1997. Domestic commercial net credit losses for the first quarter of 1998 totaled $7 million, an increase of $12 million from the comparable period in 1997.

================================================================================
QUARTERLY CREDIT LOSS EXPERIENCE
--------------------------------------------------------------------------------

                                                                         1998                            1997
                                                                      -------     -------------------------------------------------
                                                                        FIRST       FOURTH        THIRD         SECOND        FIRST
(DOLLAR AMOUNTS IN MILLIONS)                                          QUARTER      QUARTER      QUARTER        QUARTER      QUARTER
-----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period                                          $ 3,500     $ 3,504      $ 3,563         $ 3,538      $ 3,523
CREDIT LOSSES
Domestic consumer:
  Residential first mortgages                                               4           3            4               7            7
  Residential junior mortgages                                              9          11           10              13           13
  Credit card                                                             123         121          132             134          124
  Other installment                                                       107         107           99              85          104
  Other individual lines of credit                                         23          24           21              22           21
  Other                                                                     7           7            6               5            5
Domestic commercial:
  Commercial and industrial                                                15          27           52              24           16
  Loans secured by real estate                                             --          17            3               2            1
  Financial institutions                                                   --          --           --              --           --
  Lease financing                                                           1           3            1              --           --
  Construction and development loans secured by real estate                --           1            5              --            1
  Loans for purchasing or carrying securities                              --          --           --              --           --
  Agricultural                                                             --           1           --              --           --
Foreign                                                                    39          51            4               9            2
-----------------------------------------------------------------------------------------------------------------------------------
     Total credit losses                                                  328         373          337             301          294
CREDIT LOSS RECOVERIES
Domestic consumer:
  Residential first mortgages                                              --           1           --              --           --
  Residential junior mortgages                                              3           2            3               5            4
  Credit card                                                              12           9           10              10            9
  Other installment                                                        45          39           36              36           45
  Other individual lines of credit                                          2           2            2               2            2
  Other                                                                     2           2            1               1            1
Domestic commercial:
  Commercial and industrial                                                 7          15            6               5           16
  Loans secured by real estate                                              1           3            1               2            2
  Financial institutions                                                   --          79           --              --           --
  Lease financing                                                          --          --            1              --            1
  Construction and development loans secured by real estate                --           2            4               8            3
  Loans for purchasing or carrying securities                              --          --            4              --           --
  Agricultural                                                              1          --            1               1            1
Foreign                                                                    16           5            9               7            6
-----------------------------------------------------------------------------------------------------------------------------------
     Total credit loss recoveries                                          89         159           78              77           90
-----------------------------------------------------------------------------------------------------------------------------------
       Total net credit losses                                            239         214          259             224          204
Provision for credit losses                                               245         220          260             250          220
Other net additions (deductions)                                           11         (10)         (60)/a/          (1)          (1)

-----------------------------------------------------------------------------------------------------------------------------------
         BALANCE, END OF PERIOD                                       $ 3,517     $ 3,500      $ 3,504         $ 3,563      $ 3,538
----------------------------------------------------------------------=============================================================

ANNUALIZED RATIO OF NET CREDIT LOSSES (RECOVERIES)
  TO AVERAGE LOAN OUTSTANDINGS
Domestic consumer:
  Residential first mortgages                                            0.05%       0.02%        0.05%           0.08%        0.08%
  Residential junior mortgages                                           0.15        0.20         0.20            0.23         0.27
  Credit card                                                            7.07        6.41         6.32            6.07         5.57
  Other installment                                                      1.36        1.48         1.35            1.08         1.36
  Other individual lines of credit                                       4.49        4.61         3.99            3.98         3.89
  Other                                                                  5.97        4.93         4.77            3.64         3.91
Domestic commercial:
  Commercial and industrial                                              0.09        0.14         0.54            0.23           --
  Loans secured by real estate                                           0.47        0.45         0.07              --        (0.05)
  Financial institutions                                                 0.01       (9.26)          --              --           --
  Lease financing                                                        0.06        0.45           --              --        (0.09)
  Construction and development loans secured by real estate             (2.86)      (0.20)        0.20           (1.47)       (0.38)
  Loans for purchasing or carrying securities                           (0.01)         --        (0.71)             --           --
  Agricultural                                                          (0.11)       0.05        (0.24)          (0.12)       (0.28)
     Total domestic                                                      0.63        0.48         0.76            0.64         0.61
Foreign                                                                  0.33        0.65        (0.08)           0.04        (0.06)
       TOTAL                                                             0.58        0.51         0.62            0.54         0.50
RATIO OF ALLOWANCE TO LOANS AT QUARTER END                               2.13        2.09         2.10            2.11         2.11
EARNINGS COVERAGE OF NET CREDIT LOSSES/(b)/                             6.77x       7.17x        6.30x           7.08x        7.49x
-----------------------------------------------------------------------------------------------------------------------------------

/a/ Represents the deduction in the provision for credit losses related to the sale of SPFS.
/b/ Earnings coverage of net credit losses is calculated as income before income taxes plus the provision for credit losses as a multiple of net credit losses.

================================================================================

NONPERFORMING     Total nonaccrual assets increased $137 million, or 15 percent,
ASSETS            between year-end 1997 and March 31, 1998. This increase for the quarter resulted from loans being placed on nonaccrual status, primarily domestic commercial and industrial loans and foreign loans. The increase in foreign nonaccrual loans was concentrated in Asia primarily due to the previously discussed economic pressures in this area.

                  At March 31, 1998, the ratio of nonaccrual loans to total loans was 0.63 percent, up from 0.53 percent at December 31, 1997. In addition, the ratio of nonperforming assets (comprised of nonaccrual assets and other real estate owned) to total assets increased slightly from year-end 1997 to 0.45 percent at March 31, 1998.

                  For further information concerning nonaccrual assets, refer to the table below and on pages 37 and 38.

================================================================================

ANALYSIS OF CHANGE IN NONACCRUAL ASSETS
--------------------------------------------------------------------------------

                                                     1998                                     1997
                                                  -------            -------------------------------------------------------
                                                    FIRST              FOURTH           THIRD         SECOND           FIRST
(IN MILLIONS)                                     QUARTER             QUARTER         QUARTER        QUARTER         QUARTER
----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of quarter                     $   899             $   930         $   861        $ 1,030         $ 1,118
Additions:
  Loans placed on nonaccrual status                   290                 127             244            103             108
Deductions:
  Sales                                               (50)                (18)            (26)          (103)             (3)
  Restored to accrual status                           (6)                (34)            (31)           (38)            (75)
  Foreclosures                                         --                  --              --             (1)             (8)
  Charge-offs                                         (38)                (57)            (47)           (20)            (10)
  Other, primarily payments                           (59)                (49)            (71)          (110)           (100)
----------------------------------------------------------------------------------------------------------------------------
    BALANCE, END OF QUARTER                       $ 1,036             $   899         $   930         $   861         $ 1,030
--------------------------------------------------==========================================================================

================================================================================================================================

NONACCRUAL ASSETS, RESTRUCTURED LOANS, AND LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
--------------------------------------------------------------------------------------------------------------------------------

                                                                    1998                             1997
                                                                --------       -------------------------------------------------
(IN MILLIONS)                                                   MARCH 31       DEC. 31      SEPT. 30       JUNE 30      MARCH 31
--------------------------------------------------------------------------------------------------------------------------------
NONACCRUAL ASSETS
Domestic consumer loans:
  Residential first mortgages                                     $  339        $  345        $  335        $  318        $  347
  Residential junior mortgages                                        35            43            41            54            60
  Other consumer                                                      --             5             2             1             2
Domestic commercial loans:
  Commercial and industrial                                          203           150           188           203           251
  Loans secured by real estate                                        90           104           136           120           147
  Financial institutions                                              35            41            45            --            --
  Lease financing                                                      3             5             8             2             2
  Construction and development loans secured by real estate           29            30            39            59           104
  Agricultural                                                        17            18            22            23            23
--------------------------------------------------------------------------------------------------------------------------------
                                                                     751           741           816           780           936

Foreign loans, primarily commercial                                  282           156           114            81            89

Other interest-bearing assets                                          3             2            --            --             5
--------------------------------------------------------------------------------------------------------------------------------
     Total                                                        $1,036        $  899        $  930        $  861        $1,030
------------------------------------------------------------------==============================================================

RESTRUCTURED LOANS/a/
Domestic commercial:
  Commercial and industrial                                       $    1        $    5        $    5        $   18        $   21
  Loans secured by real estate                                       222           265           268           268           257
  Construction and development loans secured by real estate           34             3            11            15            16
  Agricultural                                                         1             1             1             1             1
--------------------------------------------------------------------------------------------------------------------------------
     Total                                                        $  258        $  274        $  285        $  302        $  295
------------------------------------------------------------------==============================================================

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
Domestic consumer:
  Other consumer                                                  $  153        $  189        $  177        $  190        $  189
Domestic commercial:
  Commercial and industrial                                            4             7            12            15            13
  Loans secured by real estate                                         4             4             4             7            12
  Lease financing                                                      1            --            --            --            --
  Construction and development loans secured by real estate            1            --             1             1             1
  Agricultural                                                        --            --            --            --             1
--------------------------------------------------------------------------------------------------------------------------------
                                                                     163           200           194           213           216
Foreign                                                                8             3             3             1             2
--------------------------------------------------------------------------------------------------------------------------------
     Total                                                        $  171        $  203        $  197        $  214        $  218
------------------------------------------------------------------==============================================================

/a/ Excludes debt restructurings with countries that have experienced liquidity problems of $1.4 billion at March 31, 1998, $1.4 billion at December 31, 1997, $1.4 billion at September 30, 1997, $1.5 billion at June 30, 1997, and $1.5 billion at March 31, 1997. The majority of these instruments was classified as either available-for-sale or held-to-maturity securities.

================================================================================

INTEREST INCOME FOREGONE ON NONACCRUAL ASSETS
--------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED
(IN MILLIONS)                                                              MARCH 31, 1998
-----------------------------------------------------------------------------------------
DOMESTIC
Interest income that would have been recognized had the assets
  performed in accordance with their original terms                                   $38
Less: Interest income included in the results of operations                            12
-----------------------------------------------------------------------------------------
  Domestic interest income foregone                                                    26

FOREIGN
Interest income that would have been recognized had the assets
  performed in accordance with their original terms                                     9
Less: Interest income included in the results of operations                             1
-----------------------------------------------------------------------------------------
  Foreign interest income foregone                                                      8
-----------------------------------------------------------------------------------------
                                                                                      $34
--------------------------------------------------------------------------------------===

================================================================================

CASH INTEREST PAYMENTS ON NONACCRUAL ASSETS BY LOAN TYPE/a/
--------------------------------------------------------------------------------

                                                                             MARCH 31, 1998
                                         -----------------------------------------------------------------------------------
                                                                               CUMULATIVE                          BOOK AS A
                                         CONTRACTUAL                             INTEREST        NONACCRUAL       PERCENTAGE
                                           PRINCIPAL        CUMULATIVE            APPLIED              BOOK               OF
(DOLLAR AMOUNTS IN MILLIONS)                 BALANCE       CHARGE-OFFS       TO PRINCIPAL           BALANCE      CONTRACTUAL
----------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                 $  339            $   --             $   --            $  339              100%
  Residential junior mortgages                    35                --                 --                35              100
  Other consumer                                  --                --                 --                --               --
Commercial:
  Commercial and industrial                      495               247                 45               203               41
  Loans secured by real estate                   152                46                 16                90               59
  Financial institutions                          40                 2                  3                35               88
  Lease financing                                  3                --                 --                 3              100
  Construction and development
    loans secured by real estate                  48                16                  3                29               60
  Agricultural                                    30                 7                  6                17               57
----------------------------------------------------------------------------------------------------------------------------
                                               1,142               318                 73               751               66

FOREIGN, PRIMARILY COMMERCIAL                    391               106                  3               282               72
Other interest-bearing assets                      4                 1                 --                 3               75
----------------------------------------------------------------------------------------------------------------------------
                                              $1,537            $  425             $   76            $1,036               67%
----------------------------------------------==============================================================================

CASH YIELD ON AVERAGE TOTAL NONACCRUAL BOOK BALANCE
----------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED
                                                                            MARCH 31, 1998
                                              ---------------------------------------------------------------------
                                                                                   CASH INTEREST
                                                 AVERAGE                          PAYMENTS APPLIED
                                              NONACCRUAL        ---------------------------------------------------
                                                    BOOK        AS INTEREST
(DOLLAR AMOUNTS IN MILLIONS)                     BALANCE             INCOME              OTHER/b/           TOTAL
-------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                     $  344             $    5              $   --              $    5
  Residential junior mortgages                        36                 --                  --                  --
  Other consumer                                       2                 --                  --                  --
Commercial:
  Commercial and industrial                          199                  3                   3                   6
  Loans secured by real estate                        95                  1                   1                   2
  Financial institutions                              38                 --                   1                   1
  Lease financing                                      4                 --                  --                  --
  Construction and development
    loans secured by real estate                      30                  2                  --                   2
  Agricultural                                        18                  1                  --                   1
-------------------------------------------------------------------------------------------------------------------
                                                     766                 12                   5                  17

FOREIGN, PRIMARILY COMMERCIAL                        240                  1                   1                   2
Other interest-bearing assets                          3                 --                  --                  --
-------------------------------------------------------------------------------------------------------------------
                                                  $1,009             $   13              $    6              $   19
--------------------------------------------------=================================================================

CASH YIELD ON AVERAGE TOTAL NONACCRUAL BOOK BALANCE                                                            7.78%
-------------------------------------------------------------------------------------------------------------------

/a/ Includes information related to all nonaccrual loans including those that are fully charged off or otherwise have a book balance of zero.
/b/ Primarily represents cash interest payments applied to principal. Also includes cash interest payments accounted for as credit loss recoveries, which are recorded as increases to the allowance for credit losses.

DERIVATIVE FINANCIAL INSTRUMENTS

================================================================================

                BAC uses interest rate, foreign exchange, equity, and credit derivative financial instruments in both its trading and asset and liability management activities. BAC uses commodity derivative financial instruments solely in its trading activities. Interest rate, foreign exchange, equity, credit, and commodity derivative financial instruments include swaps, futures, forwards, and option contracts, all of which derive their value from underlying interest rates, foreign exchange rates, credit-related contracts, commodity values, or equity instruments. Certain transactions involve standardized contracts executed on organized exchanges, while others are negotiated over-the-counter, with the terms tailored to meet the needs of BAC and its customers. At March 31, 1998, notional amounts for credit derivative financial instruments used in asset and liability management activities were insignificant.

                In meeting the needs of its global customers, BAC uses its expertise to execute transactions to aid these customers in managing their risk exposures to interest rates, exchange rates, prices of securities, financial or commodity indices, and credit. Counterparties to BAC's foreign exchange and derivative transactions generally include U.S. and foreign banks, nonbank financial institutions, corporations, domestic and foreign governments, and asset managers.

                BAC generates trading revenue by executing transactions to support customers' risk management needs, by efficiently managing the positions that result from these transactions, and by making markets in a wide variety of products.

                In connection with BAC's own asset and liability management activities, it primarily uses foreign exchange derivative financial instruments to manage foreign exchange risk; interest rate derivative financial instruments to manage the interest rate risk associated with its assets and liabilities, including residential loans, deposits, and long-term debt; equity derivative financial instruments to manage the price risk associated with fluctuations in the fair value of marketable equity securities; and credit derivative financial instruments to hedge credit risk.

                Similar to on-balance-sheet financial instruments, such as loans and investment securities, off-balance-sheet financial instruments expose BAC to various types of risk. These risks include credit risk (the possibility of loss from the failure of a borrower or counterparty to fully perform under the terms of a credit-related contract); operational risk (the risk of unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures); market risk (the potential of loss arising from adverse changes in market rates and prices, such as interest rates (interest rate risk), foreign currency exchange rates (foreign exchange risk), commodity prices (commodity risk), and prices of equity securities (equity risk)); and liquidity risk (the possibility that BAC's cash flows may not be adequate to fund operations and meet commitments on a timely and cost-effective basis). For a detailed discussion of these risks and how they are managed, refer to pages 44 through 49 of BAC's 1997 Annual Report to Shareholders.

                For additional information concerning interest rate, foreign exchange, equity, credit, and commodity derivative financial instruments, including their respective notional, credit risk, and fair value amounts, refer to Note 11 of the Notes to Consolidated Financial Statements on pages 10 through 14.

FUNDING AND CAPITAL
================================================================================

LIQUIDITY       BAC's liquid assets consist of cash and due from banks,
REVIEW          interest-bearing deposits in banks, federal funds sold,
                securities purchased under resale agreements, trading account assets, and available-for-sale securities. Liquid assets totaled
                $67 billion at March 31, 1998, up $8.7 billion, or 15 percent, from year-end 1997. The increase in liquid assets was primarily attributable to increases in trading account assets, federal funds sold and securities purchased under resale agreements.

                The ongoing operations of BAC resulted in cash inflows of $4.5 billion and $2.3 billion in the first quarters of 1998 and 1997, respectively, from deposits and short-term borrowings. During the same periods, BAC's liquidity was enhanced by proceeds from loan sales and securitizations, totaling $3.1 billion and $2.1 billion, respectively. In addition, total sales, maturities, prepayments, and calls of securities exceeded total purchases, resulting in cash inflows of $491 million and $534 million, respectively.

                Total loan originations and purchases exceeded total principal collections, resulting in cash outflows of $0.4 billion and $4.5 billion for the first three months of 1998 and 1997, respectively. In addition, for the first quarters of 1998 and 1997, BankAmerica Corporation (the Parent) paid dividends of $246 million and $250 million, respectively, to its preferred and common stockholders. During the same periods of 1998 and 1997, the Parent repurchased common and redeemed preferred stock for a total of $604 million and $1,127 million, respectively.
--------------------------------------------------------------------------------

CAPITAL         At March 31, 1998, total stockholders' equity amounted to $19.9
MANAGEMENT      billion, an increase of $47 million from year-end 1997.

                Common equity at March 31, 1998 was $19.3 billion, up $47 million from December 31, 1997. Net income less common and preferred stock dividends of $0.6 billion was offset by a reduction in common equity of $0.6 billion due to repurchases of common stock.

                During the first three months of 1998, BAC repurchased 8.3 million shares of its common stock at an average price per share of $72.62 reflecting the corporation's ongoing efforts to effectively manage capital. The shares were repurchased on the open market over 54 trading days and represented approximately 7 percent of the total volume of BAC common stock traded on those days. For additional information regarding the stock repurchase program, refer to Note 7 of the Notes to Consolidated Financial Statements on page 9.

                During the first quarter of 1998, BAC issued trust preferred securities totaling $339 million, net of $11 million of deferred debt issuance costs. For additional information regarding trust preferred securities, refer to Note 6 of the Notes to Consolidated Financial Statements on page 8.

================================================================================

RISK-BASED CAPITAL, RISK-WEIGHTED ASSETS, AND RISK-BASED CAPITAL RATIOS
--------------------------------------------------------------------------------

                                                                    1998                                1997
                                                             -----------      ------------------------------------------------------

(DOLLAR AMOUNTS IN MILLIONS)                                    MARCH 31/ab/    DEC. 31/a/    SEPT. 30       JUNE 30       MARCH 31
------------------------------------------------------------------------------------------------------------------------------------

RISK-BASED CAPITAL

Common stockholders' equity                                    $  19,204      $  19,086      $  18,970     $  18,759      $  18,591
Qualified perpetual preferred stock                                  614            614            848         1,197          1,596
Minority interest/c/                                               2,457          2,122          1,975         1,967          1,964
Less: Goodwill, nongrandfathered core deposit and
  other identifiable intangibles, and other deductions/d/         (4,511)        (4,531)        (4,632)       (4,778)        (4,832)
------------------------------------------------------------------------------------------------------------------------------------
    TIER 1 RISK-BASED CAPITAL                                     17,764         17,291         17,161        17,145         17,319

Eligible portion of the allowance for credit losses                2,971          2,879          2,822         2,791          2,778
Hybrid capital instruments                                            70             71             71            71            142
Subordinated notes and debentures                                  6,293          6,357          6,270         6,140          6,248
Less: Other deductions                                                --             --           (205)         (196)          (188)
------------------------------------------------------------------------------------------------------------------------------------
    Tier 2 risk-based capital                                      9,334          9,307          8,958         8,806          8,980
    Tier 3 risk-based capital                                         --             NA             NA            NA             NA
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                       27,098         26,598         26,119        25,951         26,299
Less: Investments in unconsolidated banking
  and finance subsidiaries                                           (44)           (44)           (48)          (50)           (48)
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL RISK-BASED CAPITAL                                 $  27,054      $  26,554      $  26,071     $  25,901      $  26,251
---------------------------------------------------------------=====================================================================
RISK-WEIGHTED ASSETS

Balance sheet assets:
  Trading account assets                                       $   9,171      $   6,826      $   6,821     $   6,846      $   6,653
  Available-for-sale and held-to-maturity securities               5,499          5,103          4,703         3,358          4,953
  Loans                                                          140,931        142,044        140,158       139,457        141,317
  Other assets                                                    19,566         20,662         19,673        19,887         17,221
------------------------------------------------------------------------------------------------------------------------------------
      Total balance sheet assets                                 175,167        174,635        171,355       169,548        170,144
------------------------------------------------------------------------------------------------------------------------------------
Off-balance-sheet items:
  Unused commitments                                              30,973         31,567         31,070        30,089         28,455
  Standby letters of credit                                       14,494         13,459         15,061        15,414         15,613
  Foreign exchange and derivatives contracts                       5,698          5,623          4,911         4,885          4,669
  Other                                                            4,616          4,421          2,260         2,213          2,190
------------------------------------------------------------------------------------------------------------------------------------
      Total off-balance-sheet items                               55,781         55,070         53,302        52,601         50,927
------------------------------------------------------------------------------------------------------------------------------------
Less: Covered positions/e/                                        (9,171)            NA             NA            NA             NA
Add: Market risk equivalent assets/f/                             15,350             NA             NA            NA             NA
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL RISK-WEIGHTED ASSETS                               $ 237,127      $ 229,705      $ 224,657     $ 222,149      $ 221,071
------------------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL RATIOS
  TIER 1 CAPITAL RATIO                                              7.49%          7.53%          7.64%         7.72%          7.83%
  TOTAL CAPITAL RATIO                                              11.41          11.56          11.60         11.66          11.87
LEVERAGE RATIO                                                      6.86           6.81           7.17          7.22           7.36
---------------------------------------------------------------=====================================================================


/a/ Includes the capital and assets of the parent's Section 20 broker/dealer subsidiary to reflect the Federal Reserve Board's (FRB) October 31, 1997 modifications to the risk-based capital regulations. Prior to December 31, 1997, amounts and ratios excluded the Section 20 subsidiary.
/b/ Includes the effect of market risk as required by the regulators effective
    January 1, 1998.
/c/ Represents trust preferred securities and other minority interest of $2,212 million and $245 million, respectively, at March 31, 1998, $1,873 million and $249 million, respectively, at December 31, 1997, $1,873 million and $102 million, respectively, at September 30, 1997, $1,873 million and $94 million, respectively, at June 30, 1997, and $1,873 million and $91 million, respectively, at March 31, 1997.
/d/ Includes nongrandfathered core deposit and other identifiable intangibles acquired after February 19, 1992 of $619 million and $70 million, respectively, at March 31, 1998, $636 million and $73 million, respectively at December 31, 1997, $688 million and $59 million, respectively, at September 30, 1997, $705 million and $63 million, respectively, at June 30, 1997, and $739 million and $65 million, respectively, at March 31,1997. Also includes $32 million at March 31, 1998 and $18 million at June 30, 1997 of the excess of the net book value over 90 percent of the fair value of mortgage servicing assets. There were no such excess amounts at December 31, 1997, September 30, 1997, and March 31, 1997.
/e/ Includes balance sheet trading account assets.
/f/ Represents the mathematical measure for market risk.

    NA Not applicable.

================================================================================

                BAC's risk-based capital ratios continued to exceed regulatory guidelines for "well-capitalized" status. BAC's Tier 1 and total risk-based capital ratios at March 31, 1998 decreased 4 basis points and 15 basis points, respectively. These decreases resulted primarily from the effect of an increase in risk-weighted assets, which includes the effect of the new market risk requirement as required by the banking regulators effective January 1, 1998, partially offset by the increase in Tier 1 capital. Tier 1 capital increased due to the issuance of $339 million of trust preferred securities and an increase in retained earnings. This increase was partially offset by repurchases of common stock. Risk-weighted assets increased by $7 billion primarily due to the new market risk requirement. Comparing the new market risk requirement to the previous method of calculation, Tier 1 and total risk-based capital ratios at March 31, 1998 decreased by 20 basis points and 27 basis points, respectively. BAC's leverage ratio was 6.86 percent at March 31, 1998, 5 basis points higher than 6.81 percent at December 31, 1997, primarily due to an increase in BAC's Tier 1 capital as discussed above.

FORWARD-LOOKING STATEMENTS
================================================================================

                This report contains forward-looking statements, usually containing the words "estimate," "project," "expect," "objective," "goal," or similar expressions. Those statements are subject to uncertainties, including those discussed in this report, particularly in Recent International Developments on page 31. These uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and forward-looking statements in BAC's most recent report on Form 10-K.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

                For information concerning BAC's quantitative and qualitative disclosures about market risk, refer to pages 45 through 47 of BAC's 1997 Annual Report to Shareholders.

OTHER INFORMATION
================================================================================

ITEM 6.       (a) Exhibits:
EXHIBITS AND
REPORTS ON    Exhibit
FORM 8-K      Number   Exhibit
              ------   -------

              10.a BankAmerica Corporation Executive Compensation Program - Benefits/Perquisites Summary as amended

              10.b Resolution of the Board of Directors of BankAmerica Corporation dated April 27, 1998, Adopting Amendment to Change in Control Provision under BankAmerica Corporation 1992 Management Stock Plan

              12 Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

              27       Financial Data Schedule

              ------------------------------------------------------------------

              (b)  Reports on Form 8-K:

              During the first quarter of 1998, the Parent filed reports on Form 8-K dated January 21, 1998, February 2, 1998 and March 4, 1998. The January 21 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Fourth Quarter Earnings." The February 2 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Board Extends Stock Repurchase Program; Increases Common Stock Dividend." The March 4 report disclosed, pursuant to Item 5 of the report, the Parent's intent to sell the consumer branch and small business operations of Bank of America Texas, N.A. After the first quarter of 1998, the Parent filed reports on Form 8-K dated April 10, 1998 and April 15, 1998. The April 10 report disclosed, pursuant to Item 5 of the report, the Parent and NationsBank Corporation entered into an Agreement and Plan of Reorganization on April 10, 1998. The April 15 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica First Quarter Earnings."

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

                                  BANKAMERICA CORPORATION
                                  Registrant

                                  By Principal Financial Officer and
                                  Duly Authorized Signatory:



                                  /s/ MICHAEL E. O'NEILL
                                  Michael E. O'Neill
                                  Vice Chairman and
                                  Chief Financial Officer
                                  May 14, 1998


                                  By Chief Accounting Officer and
                                  Duly Authorized Signatory:



                                  /s/ JOHN J. HIGGINS
                                  John J. Higgins
                                  Executive Vice President
                                  and Chief Accounting Officer
                                  May 14, 1998

[LOGO OF BANKAMERICA LOGO APPEARS HERE]

BankAmerica



Other information about
BankAmerica Corporation may be
found in its Annual Report to
Shareholders. This report, as well as
additional copies of this Analytical
Review and Form 10-Q, may be obtained from:

Bank of America
Corporate Secretary's Office #13018
P.O. Box 37000
San Francisco, CA 94137

Information Online - To keep
current online via the Internet,
visit BankAmerica Corporation's
home page on the World Wide Web
/http://www.bankamerica.com/
 --------------------------
to view the latest information about
the corporation and its products and
services, or apply for a loan or credit
card. Corporation disclosure documents
filed with the Securities and Exchange
Commission by BankAmerica Corporation
and other companies can be obtained from the Securities and Exchange Commission's home page on the World Wide Web
/http://www.sec.gov/.



NL-9 5/98                                    [LOGO OF
                                             RECYCLED PAPER       Recycled
                                             APPEARS HERE]        Paper

                              EXHIBIT INDEX


     Exhibit
     Reference                          Description
     ---------                          -----------


     10.a BankAmerica Corporation Executive Compensation Program - Benefits/Perquisites Summary as amended

     10.b            Resolution of the Board of Directors
                     of BankAmerica Corporation dated
                     April 27, 1998, Adopting Amendment to
                     Change in Control Provision under
                     BankAmerica Corporation 1992
                     Management Stock Plan

     12 Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

     27              Financial Data Schedule