Form 10-Q
period 1998-06-30
BANKAMERICA CORP
filed 1998-08-13
CIK 9672

                         BankAmerica Corporation Analytical Review and Form 10-Q



















                        [BANK AMERICA LOGO APPEARS HERE]




                                                                            1998
                                                                     2nd Quarter

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

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

Common Stock, $1.5625 par value ----- 684,766,103 shares outstanding on June 30, 1998.*

            *In addition, 89,931,417 shares were held in treasury.
--------------------------------------------------------------------------------

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

CONTENTS

================================================================================

PART I               Item 1.
FINANCIAL            Financial Statements:
INFORMATION               Consolidated Statement of Operations .............  2
                          Consolidated Balance Sheet .......................  3
                          Consolidated Statement of Cash Flows .............  4
                          Consolidated Statement of Changes in
                           Stockholders' Equity ............................  5
                          Notes to Consolidated Financial Statements .......  6

                     Item 2.
                     Management's Discussion and Analysis:
                          Highlights ....................................... 18
                          Financial Highlights ............................. 19
                          Business Sectors ................................. 20
                          Results of Operations:
                            Net Interest Income ............................ 26
                            Noninterest Income ............................. 27
                            Noninterest Expense ............................ 28
                            Year 2000 ...................................... 29
                            Income Taxes ................................... 29
                          Balance Sheet Review:
                            Credit Card Securitizations .................... 32
                          Credit Risk Management:
                            Loan Portfolio Management ...................... 33
                              Domestic Consumer Loans ...................... 34
                              Foreign Loans ................................ 35
                            Recent International Developments .............. 35
                            Regional Foreign Exposures ..................... 35
                            Allowance for Credit Losses .................... 37
                            Nonperforming Assets ........................... 40
                          Derivative Financial Instruments ................. 43
                          Funding and Capital:
                            Liquidity Review ............................... 44
                            Capital Management ............................. 44
                          Forward-Looking Statements ....................... 46

                     Item 3. Quantitative and Qualitative Disclosures
                              About Market Risk ............................ 46

--------------------------------------------------------------------------------

PART II
OTHER INFORMATION    Item 2.  Changes in Securities and Use of Proceeds .... 47

                     Item 4.  Submission of Matters to Vote of Security
                               Holders ..................................... 48

                     Item 5.  Other Information ............................ 49

                     Item 6.  Exhibits and Reports on Form 8-K ............. 49

                     Signatures ............................................ 50

================================================================================

FINANCIAL STATEMENTS

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

===================================================================================================================================
                                                                      1998                        1997            Six Months Ended
                                                             ------------------   ---------------------------          June 30
                                                              Second      First    Fourth     Third    Second    ------------------
(dollar amounts in millions, except per share data)          Quarter    Quarter   Quarter   Quarter   Quarter       1998       1997
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                        $ 3,367    $ 3,388   $ 3,445   $ 3,537   $ 3,513    $ 6,755    $ 6,951
Interest-bearing deposits in banks                                99        108       104       107       105        207        204
Federal funds sold                                                10          8        10        14         9         18         17
Securities purchased under resale agreements                     259        233       233       208       180        492        335
Trading account assets                                           387        383       340       323       298        770        567
Available-for-sale and held-to-maturity securities               275        283       290       277       270        558        556
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                      4,397      4,403     4,422     4,466     4,375      8,800      8,630
INTEREST EXPENSE
Deposits                                                       1,453      1,489     1,501     1,502     1,424      2,942      2,790
Federal funds purchased                                           25         27        21        11        19         52         32
Securities sold under repurchase agreements                      280        251       256       227       178        531        327
Other short-term borrowings                                      283        293       269       268       287        576        562
Long-term debt                                                   250        248       253       249       257        498        520
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                     2,291      2,308     2,300     2,257     2,165      4,599      4,231
-----------------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME                                        2,106      2,095     2,122     2,209     2,210      4,201      4,399
PROVISION FOR CREDIT LOSSES                                      230        245       220       260       250        475        470
-----------------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES      1,876      1,850     1,902     1,949     1,960      3,726      3,929
NONINTEREST INCOME
Deposit account fees                                             357        338       362       364       361        695        721
Credit and other card fees                                       100         91       102        96        93        191        180
Trust fees                                                        82         75        75        62        61        157        118
Other fees and commissions                                       651        562       565       424       417      1,213        792
Trading income                                                   119        251        63       223       218        370        406
Equity investment activities                                     125        190       225       171        98        315        204
Net gain on sales of loans                                       149        115        93        53        44        264        103
Net gain (loss) on available-for-sale debt securities             12         61        12         2        (1)        73         12
Net gain (loss) on sales of subsidiaries and operations          (41)        20        34       139        27        (21)        40
Other income                                                     289        110        85       121       108        399        220
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST INCOME                                   1,843      1,813     1,616     1,655     1,426      3,656      2,796
NONINTEREST EXPENSE
Salaries                                                       1,007      1,050       968       892       873      2,057      1,712
Employee benefits                                                181        179       153       177       189        360        378
Occupancy                                                        195        191       192       192       183        386        369
Equipment                                                        179        171       188       182       173        350        355
Professional services                                            134        112       134       107        82        246        157
Communications                                                    98         97        95        95        96        195        189
Amortization of intangibles                                       90         91        90        88        89        181        180
Other expense                                                    419        397       389       499       362        816        740
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST EXPENSE                                  2,303      2,288     2,209     2,232     2,047      4,591      4,080
-----------------------------------------------------------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES                                 1,416      1,375     1,309     1,372     1,339      2,791      2,645
PROVISION FOR INCOME TAXES                                       526        540       497       553       540      1,066      1,066
-----------------------------------------------------------------------------------------------------------------------------------
           NET INCOME                                        $   890    $   835   $   812   $   819   $   799    $ 1,725    $ 1,579
-----------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE                                    $  1.29    $  1.21   $  1.15   $  1.14   $  1.10    $  2.49    $  2.15

DILUTED EARNINGS PER COMMON SHARE                               1.24       1.17      1.12      1.11      1.07       2.41       2.10

DIVIDENDS DECLARED PER COMMON SHARE                            0.345      0.345     0.305     0.305     0.305       0.69       0.61
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

===================================================================================================================================
                                                                            1998                               1997
                                                                  -----------------------     -------------------------------------
(in millions)                                                       June 30      March 31       Dec. 31      Sept. 30       June 30
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $  14,053     $  14,699     $  14,280     $  13,854     $  14,884
Interest-bearing deposits in banks                                    5,566         5,737         5,862         5,368         7,037
Federal funds sold                                                      688         1,748           105            48           270
Securities purchased under resale agreements                         11,532        11,179         9,774        10,076         7,272
Trading account assets                                               19,314        21,328        15,551        16,351        16,765
Available-for-sale securities                                        12,574        12,328        12,786        12,408        11,959
Held-to-maturity securities                                           3,420         3,645         3,667         3,689         3,858

Loans                                                               166,621       165,520       168,104       168,009       170,161
Less: Allowance for credit losses                                     3,517         3,517         3,500         3,504         3,563
-----------------------------------------------------------------------------------------------------------------------------------
  Net loans                                                         163,104       162,003       164,604       164,505       166,598

Customers' acceptance liability                                       2,688         3,374         3,561         3,154         3,230
Accrued interest receivable                                           1,693         1,625         1,570         1,593         1,567
Goodwill, net                                                         3,740         3,790         3,822         3,727         3,842
Identifiable intangibles, net                                         1,381         1,420         1,374         1,459         1,499
Unrealized gains on off-balance-sheet instruments                     9,147         9,347        10,929         7,892         7,319
Premises and equipment, net                                           3,528         3,831         3,880         3,909         3,944
Other assets                                                         11,457         9,382         8,394         9,487         8,319
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                              $ 263,885     $ 265,436     $ 260,159     $ 257,520     $ 258,363
------------------------------------------------------------------=================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest-bearing                                                $  94,535     $  95,387     $  94,495     $  94,074     $  83,308
  Noninterest-bearing                                                35,392        33,628        33,704        31,206        41,434
Deposits in foreign offices:
  Interest-bearing                                                   46,594        43,249        42,326        44,450        46,667
  Noninterest-bearing                                                 1,573         1,626         1,512         1,683         1,759
-----------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                 178,094       173,890       172,037       171,413       173,168
Federal funds purchased                                                 702           810         3,751         1,349         1,730
Securities sold under repurchase agreements                          12,701        13,500        11,159        11,024         9,699
Other short-term borrowings                                          16,293        18,333        15,702        18,701        18,327
Acceptances outstanding                                               2,689         3,374         3,563         3,154         3,230
Accrued interest payable                                                988         1,004           978         1,023           958
Unrealized losses on off-balance-sheet instruments                    8,093         8,792        10,502         7,541         7,157
Other liabilities                                                     8,553         9,626         6,835         7,318         7,117
Long-term debt                                                       13,521        14,011        13,922        14,198        14,736
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                               241,634       243,340       238,449       235,721       236,122
-----------------------------------------------------------------------------------------------------------------------------------

Corporation obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely junior
 subordinated deferrable interest debentures of the
  corporation (trust preferred securities)                            2,212         2,212         1,873         1,873         1,873

STOCKHOLDERS' EQUITY
Preferred stock                                                          --           614           614           848         1,596
Common stock                                                          1,210         1,210         1,210         1,210         1,210
Additional paid-in capital                                            8,022         7,994         7,974         7,947         7,872
Retained earnings                                                    14,922        14,292        13,726        13,168        12,598
Net unrealized gain on available-for-sale securities                     81            66           137           108            13
Common stock in treasury, at cost                                    (4,196)       (4,292)       (3,824)       (3,355)       (2,921)

-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                       20,039        19,884        19,837        19,926        20,368
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 263,885     $ 265,436     $ 260,159     $ 257,520     $ 258,363
------------------------------------------------------------------=================================================================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

=========================================================================================================================
                                                                                                 Six Months Ended June 30
                                                                                                 ------------------------
(in millions)                                                                                     1998               1997
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                    $  1,725           $  1,579
Adjustments to net income to arrive at net cash used by operating activities:
  Provision for credit losses                                                                      475                470
  Net gain on sales of loans and subsidiaries and operations                                      (243)              (143)
  Depreciation and amortization                                                                    398                435
  Provision for (benefit from) deferred income taxes                                              (180)                55
  Change in assets and liabilities:
     Increase in trading account assets                                                         (3,763)            (4,560)
     Increase in accrued interest receivable                                                      (123)              (126)
     Increase in accrued interest payable                                                           10                 79
     Increase in current income taxes payable                                                      395                383
  Deferred fees received from lending activities                                                   141                 83
  Net cash provided (used) by loans held for sale                                                  374               (744)
  Other, net                                                                                    (1,391)               920
-------------------------------------------------------------------------------------------------------------------------
     Net cash used by operating activities                                                      (2,182)            (1,569)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
  Sales proceeds                                                                                 3,369              1,350
  Maturities, prepayments, and calls                                                             2,865              2,720
  Purchases                                                                                     (5,816)            (4,108)
Activity in held-to-maturity securities:
  Maturities, prepayments, and calls                                                               381                465
  Purchases                                                                                       (217)              (181)
Proceeds from loan sales and securitizations                                                     6,889              3,606
Purchases of loans                                                                                (337)              (158)
Purchases of premises and equipment                                                               (429)              (284)
Proceeds from sales of other real estate owned                                                     136                254
Net cash provided (used) by:
  Loan originations and principal collections                                                   (5,879)            (7,155)
  Interest-bearing deposits in banks                                                              (387)            (1,143)
  Federal funds sold                                                                              (583)              (136)
  Securities purchased under resale agreements                                                  (1,758)                 3
Other, net                                                                                         167                118
-------------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                                      (1,599)            (4,649)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                           934                847
Principal payments and retirements of long-term debt                                            (1,309)            (1,902)
Net proceeds from issuance of trust preferred securities                                           339                396
Proceeds from issuance of treasury stock                                                           166                106
Preferred stock redeemed                                                                          (614)              (646)
Treasury stock purchased                                                                          (604)              (936)
Common stock dividends                                                                            (472)              (430)
Preferred stock dividends                                                                          (19)               (64)
Net cash provided (used) by:
  Deposits                                                                                       6,057              5,153
  Federal funds purchased                                                                       (3,049)              (446)
  Securities sold under repurchase agreements                                                    1,542              2,055
  Other short-term borrowings                                                                      591                761
Other, net                                                                                         (35)               (37)
-------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                                   3,527              4,857
Effect of exchange rate changes on cash and due from banks                                          27                 22
-------------------------------------------------------------------------------------------------------------------------
       Net decrease in cash and due from banks                                                    (227)            (1,339)
Cash and due from banks at beginning of period                                                  14,280             16,223
-------------------------------------------------------------------------------------------------------------------------
           CASH AND DUE FROM BANKS AT END OF PERIOD                                           $ 14,053           $ 14,884
----------------------------------------------------------------------------------------------===========================

See notes to consolidated financial statements.

BANKAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

===================================================================================================================================
                                                                          1998                               1997
                                                                ----------------------        -------------------------------------
                                                                 Second          First         Fourth          Third        Second
(in millions)                                                   Quarter        Quarter        Quarter        Quarter        Quarter
-----------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                                   $   614        $   614        $   848      $   1,596       $  1,596
Preferred stock redeemed                                           (614)            --           (234)          (748)            --
-----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                            --            614            614            848          1,596

Common Stock
Balance, beginning of quarter                                     1,210          1,210          1,210          1,210            605
Issuance of 387,314,462 shares of common stock to effect
  a two-for-one common stock split                                   --             --             --             --            605
-----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                         1,210          1,210          1,210          1,210          1,210

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                                     7,994          7,974          7,947          7,872          8,473
Common stock issued                                                   1             --             10             18              1
Issuance of 387,314,462 shares of common stock to effect
  a two-for-one common stock split                                   --             --             --             --           (605)
Treasury stock issued in excess of cost                              27             20             17             57              3
-----------------------------------------------------------------------------------------------------------------------------------
    Balance, end of quarter                                       8,022          7,994          7,974          7,947          7,872

RETAINED EARNINGS
Balance, beginning of quarter                                    14,292         13,726         13,168         12,598         12,029
Net income                                                          890            835            812            819            799
Common stock dividends                                             (236)          (236)          (211)          (212)          (214)
Preferred stock dividends                                            (9)           (10)           (14)           (22)           (30)
Foreign currency translation adjustments, net of
  related income taxes                                              (15)           (23)           (29)           (15)            14
-----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                        14,922         14,292         13,726         13,168         12,598

NET UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES
Balance, beginning of quarter                                        66            137            108             13            (90)
Valuation adjustments, net of related income taxes                   15            (71)            29             95            103
-----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                            81             66            137            108             13

COMMON STOCK IN TREASURY, AT COST
Balance, beginning of quarter                                    (4,292)        (3,824)        (3,355)        (2,921)        (2,516)
Treasury stock purchased                                             --           (600)          (550)          (525)          (475)
Treasury stock issued                                                98            133             85            112             71
Other                                                                (2)            (1)            (4)           (21)            (1)
-----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of quarter                                        (4,196)        (4,292)        (3,824)        (3,355)        (2,921)
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                              $20,039        $19,884        $19,837        $19,926        $20,368
----------------------------------------------------------------===================================================================

SHARES OF COMMON STOCK, PAR VALUE $1.5625
  (in thousands)
Authorized                                                    1,400,000      1,400,000      1,400,000      1,400,000      1,400,000
Issued                                                          774,698        774,698        774,698        774,641        774,631
Held in treasury                                                 89,932         91,994         86,641         81,173         76,224
Outstanding                                                     684,766        682,704        688,057        693,468        698,407
-----------------------------------------------------------------------------------------------------------------------------------

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

                    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in its fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedged derivative's change in fair value (i.e., the amount by which the hedge does not exactly offset the value of the hedged item) will be immediately recognized in earnings. BAC has not yet completed its analysis to determine what effect the adoption of SFAS No. 133 will have on its financial position and results of operations.

                    The preparation of the consolidated financial statements of BAC requires management to make certain estimates and assumptions that affect reported amounts. These estimates are made based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

                    Certain amounts in prior periods have been reclassified to conform to the current presentation.

================================================================================

NOTE 2. MERGER      On April 10, 1998, BAC entered into an agreement and plan of
AGREEMENT WITH      reorganization (the Merger Agreement) with NationsBank
NATIONSBANK         Corporation (NationsBank). Under the Merger Agreement,
CORPORATION         NationsBank will create a new subsidiary (NationsBank (DE)), and will merge into NationsBank (DE) (the Reincorporation
                    Merger), with NationsBank (DE) as the surviving corporation.
                    BAC will then merge into NationsBank (DE), which will be the surviving corporation and concurrently be renamed
                    BankAmerica Corporation (the BAC Merger and together with the Reincorporation Merger, the Recapitalization). Each share of NationsBank's common stock will be automatically converted into one share of common stock of NationsBank (DE) and each share of the NationsBank's preferred stock will be converted into the right to receive one share of NationsBank
                    (DE) preferred stock on substantially identical terms. Each share of BAC's common stock will be converted into the right to receive 1.1316 shares (the exchange ratio) of NationsBank
                    (DE) common stock. In addition, all rights with respect to common stock options of both BAC and NationsBank will be converted into and become options of NationsBank (DE) with substantially similar terms, adjusted to reflect the exchange ratio. The Recapitalization, which will be accounted for as a pooling of interests, is expected to close by September 30, 1998 and is subject to regulatory and shareholder approval. On June 30, 1998, NationsBank's total assets, deposits, and total shareholders' equity were $308.0 billion, $169.2 billion, and $26.7 billion, respectively.

                    For further information regarding the merger, see the Joint Proxy Statement-Prospectus dated August 4, 1998.

--------------------------------------------------------------------------------

NOTE 3.             During the six-month periods ended June 30, 1998 and 1997,
SUPPLEMENTAL        BAC made interest payments on deposits and other
DISCLOSURE OF CASH  interest-bearing liabilities of $4,589 million and $4,153
FLOW INFORMATION    million, respectively, and made net income tax payments of
                    $851 million and $695 million, respectively. In addition, during the same periods foreclosures took place on loans with carrying values of $66 million and $166 million, respectively.

                    During the first quarter of 1998, BAC made payments on accrued liabilities of $4 million related to common stock repurchased during 1997. Due to the termination of the common stock repurchase program made in connection with the merger with NationsBank as described in Notes 2 and 7, there were no repurchases or payments made in the second quarter of 1998.

--------------------------------------------------------------------------------

NOTE 4.             As of January 1, 1998, BAC adopted Statement of Financial
COMPREHENSIVE       Accounting Standards No. 130, "Reporting Comprehensive
INCOME              Income" (SFAS No. 130), which requires companies to report and display comprehensive income and its components, which include net income, net unrealized gains (losses) on available-for-sale securities, and foreign currency translation adjustments. The adoption of SFAS No. 130 had no impact on BAC's financial position or results of operations.

                    The following is a summary of the components of total comprehensive income, net of related income taxes:


                                                                1998                     1997                   Six Months Ended
                                                        ------------------    -----------------------------          June 30
                                                         Second      First     Fourth      Third     Second     ----------------
                    (in millions)                       Quarter    Quarter    Quarter    Quarter    Quarter      1998       1997
                    ------------------------------------------------------------------------------------------------------------
                    Net income                          $   890    $   835    $   812    $   819    $   799   $ 1,725    $ 1,579
                    Net unrealized gain (loss) on
                        available-for-sale securities        15        (71)        29         95        103       (56)       (19)
                    Foreign currency translation
                        adjustments                         (15)       (23)       (29)       (15)        14       (38)        13
                    ------------------------------------------------------------------------------------------------------------
                    TOTAL COMPREHENSIVE INCOME          $   890    $   741    $   812    $   899    $   916   $ 1,631    $ 1,573
                    ------------------------------------========================================================================

BANKAMERICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

NOTE 5.             During the six-month period ended June 30, 1998, BAC sold
AVAILABLE-FOR-      available-for-sale securities for aggregate proceeds of
SALE                $3,369 million, resulting in gross realized gains of $82
AND HELD-TO-        million and gross realized losses of $9 million. During the
MATURITY            six-month period ended June 30, 1997, BAC sold
SECURITIES          available-for-sale securities for aggregate proceeds of
                    $1,350 million, resulting in gross realized gains of $46 million and gross realized losses of $12 million.

                    The fair values and amortized costs of available-for-sale and held-to-maturity securities were as follows:

                                               Available-for-Sale     Held-to-Maturity
                                                   Securities            Securities
                                              ------------------      ------------------
                                                Fair   Amortized        Fair   Amortized
                    (in millions)              Value        Cost       Value        Cost
                    --------------------------------------------------------------------
                    JUNE 30, 1998            $12,574     $12,444     $ 3,419     $ 3,420
                    March 31, 1998            12,328      12,239       3,675       3,645
                    December 31, 1997         12,786      12,557       3,744       3,667
                    September 30, 1997        12,408      12,251       3,759       3,689
                    June 30, 1997             11,959      11,959       3,655       3,858

                    At June 30, 1998, securities pledged as collateral related to secured financing transactions amounted to $25 million
                    and were included in available-for-sale securities.
----------------------------------------------------------------------------------------

NOTE 6.             During the first quarter of 1998, BankAmerica Capital IV, a
TRUST PREFERRED     trust, all of whose outstanding common securities ($11
SECURITIES          million liquidation amount) are owned by the Parent, issued trust preferred securities (the Series 4 preferred securities), at a cost of $339 million, net of deferred issuance costs, with an aggregate liquidation amount of $350 million. The sole assets of the trust are junior subordinated deferrable interest debentures issued by the Parent having an aggregate principal amount of $361 million
                    (the Series 4 debentures). In addition, the Parent has entered into an expense agreement with the trust obligating the Parent to pay any costs, expenses or liabilities of the trust, other than obligations of the trust to pay amounts due pursuant to the terms of the Series 4 preferred securities.

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

                    In the second quarter and six months ended June 30, 1998, distributions and amortization of deferred issuance costs on all of the trust preferred securities totaling $42 million and $81 million, respectively, were included in noninterest expense in the consolidated statement of operations.

                    For specific details on other trust preferred securities, refer to Note 15 on pages 70 and 71 of BAC's 1997 Annual Report to Shareholders.

--------------------------------------------------------------------------------

NOTE 7.             During the first quarter of 1998, BAC's Board of Directors
STOCK REPURCHASE    increased the size of its existing stock repurchase program
PROGRAM             and extended it through December 1999. The amended program authorized the Parent to buy back up to an additional $3.5 billion of its common stock and to redeem up to an additional $450 million of preferred stock by the end of 1999. However, due to the announced decision to merge with NationsBank, the common stock repurchase program was terminated.

                    During the three months ended March 31, 1998, the Parent repurchased 8.3 million shares of its common stock under the amended and prior stock repurchase programs at an average per-share price of $72.62, which reduced stockholders' equity by approximately $600 million. There were no common stock repurchases during the second quarter of 1998.

                    On June 29, 1998, the Parent redeemed all 5,178,000 outstanding shares of its Cumulative Adjustable Preferred Stock, Series A and all 3,546,100 outstanding shares of its Cumulative Adjustable Preferred Stock, Series B, reducing stockholders' equity by $614 million. For the Series A redemption, the redemption price was equal to the stated value of $50.00 per share, plus accrued and unpaid dividends to the redemption date of $0.2528 per share. For the Series B redemption, the redemption price was equal to the stated value of $100.00 per share, plus accrued and unpaid dividends to the redemption date of $0.4667 per share. At June 30, 1998, the Parent had no preferred stock outstanding.

--------------------------------------------------------------------------------

NOTE 8.             The following is a summary of the components of income tax
INCOME TAXES        expense:

                                                          1998                 1997              Six Months Ended
                                                   ----------------  -------------------------        June 30
                                                    Second    First   Fourth    Third   Second   ----------------
                    (in millions)                  Quarter  Quarter  Quarter  Quarter  Quarter     1998      1997
                    ---------------------------------------------------------------------------------------------
                    PROVISION FOR INCOME TAXES
                    Federal                         $  354   $  369   $  168   $  382   $  359   $  723    $  729
                    State and local                     87       80       62       91       86      167       170
                    Foreign                             85       91      267       80       95      176       167
                    ---------------------------------------------------------------------------------------------
                                                    $  526   $  540   $  497   $  553   $  540   $1,066    $1,066
                    --------------------------------=============================================================

                    BAC's estimated annual effective income tax rates for the six-month periods ended June 30, 1998 and 1997 were 38.2 percent and 40.3 percent, respectively. These rates are higher than the federal statutory tax rate of 35.0 percent due principally to state income taxes.

BANKAMERICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

NOTE 9.             BAC recorded a pre-tax restructuring charge of $280 million
RESTRUCTURING       in the fourth quarter of 1996 as a result of decisions to
CHARGE              implement a number of restructurings of its business
                    activities. The charge covered approximately $196 million for severance payments, approximately $72 million for premises, primarily reflecting the planned closure of 120 branches, and approximately $12 million for other costs affected by the actions. Due to the announced decision to merge with NationsBank, management is currently evaluating the projects relating to these restructurings.

                    During the second quarter of 1998, 62 positions were reduced and during the first quarter of 1998, 159 positions were reduced. Following is a summary of changes in the restructuring charge through the second quarter of 1998:

                    (in millions)                                 Severance    Premises       Other/a/    Total
                    -------------------------------------------------------------------------------------------
                    Balance at March 31, 1998                          $ 56        $ 29        $  5        $ 90
                    Payments                                            (16)         (1)         (1)        (18)
                    -------------------------------------------------------------------------------------------
                      BALANCE AT JUNE 30 1998                          $ 40        $ 28        $  4        $ 72
                    -------------------------------------------------------------------------------------------

                   /a/ Includes equipment write-offs and other miscellaneous
                       costs.

================================================================================

NOTE 10.            The computation of earnings per common share is presented in the tables below.
EARNINGS PER
COMMON SHARE        EARNINGS PER COMMON SHARE
                    ---------------------------------------------------------------------------------------------------------------
                                                                  1998                      1997                   Six Months Ended
                                                         -------------------    -----------------------------           June 30
                    (dollar amounts in millions,           Second      First     Fourth      Third     Second      ----------------
                    except per share data)                Quarter    Quarter    Quarter    Quarter    Quarter       1998       1997
                    ---------------------------------------------------------------------------------------------------------------


                     NET INCOME APPLICABLE TO
                       COMMON STOCK
                     Net income                              $890       $835       $812       $819       $799     $1,725     $1,579
                     Less: Preferred stock dividends            9         10         14         22         30         19         64
                    ---------------------------------------------------------------------------------------------------------------

                                                             $881       $825       $798       $797       $769     $1,706     $1,515
                    ---------------------------------------------------------------------------------------------------------------

                     AVERAGE NUMBER OF COMMON
                       SHARES OUTSTANDING
                       (in thousands)                     683,790    684,737    690,878    695,835    701,458    684,264    705,022
                    ---------------------------------------------------------------------------------------------------------------

                       EARNINGS PER COMMON SHARE            $1.29      $1.21      $1.15      $1.14      $1.10      $2.49      $2.15
                    -------------------------------------==========================================================================

                    DILUTED EARNINGS PER COMMON SHARE
                    ---------------------------------------------------------------------------------------------------------------
                                                                  1998                      1997                   Six Months Ended
                                                          ------------------    -----------------------------           June 30
                    (dollar amounts in millions,           Second      First     Fourth      Third     Second      ----------------
                    except per share data)                Quarter    Quarter    Quarter    Quarter    Quarter       1998       1997
                    ---------------------------------------------------------------------------------------------------------------

                     NET INCOME APPLICABLE TO
                       COMMON STOCK
                     Net income                              $890       $835       $812       $819       $799     $1,725     $1,579
                     Less: Preferred stock dividends            9         10         14         22         30         19         64
                     --------------------------------------------------------------------------------------------------------------
                                                             $881       $825       $798       $797       $769     $1,706     $1,515
                     --------------------------------------------------------------------------------------------------------------
                     AVERAGE NUMBER OF COMMON
                       SHARES OUTSTANDING USED TO
                       CALCULATE DILUTED EARNINGS PER
                       COMMON SHARE (IN THOUSANDS)
                     Average number of common shares
                       outstanding (in thousands)         683,790    684,737    690,878    695,835    701,458    684,264    705,022
                     Effect of dilutive options
                       and warrants
                       (in thousands)                      25,274     21,744     23,531     22,549     18,056     23,509     18,135
                     --------------------------------------------------------------------------------------------------------------
                                                          709,064    706,481    714,409    718,384    719,514    707,773    723,157
                     --------------------------------------------------------------------------------------------------------------
                       DILUTED EARNINGS PER
                         COMMON SHARE                       $1.24      $1.17      $1.12      $1.11      $1.07      $2.41      $2.10
                     -------------------------------------=========================================================================


------------------------------------------------------------------------------------------------------------------------------------


NOTE 11.            In the ordinary course of business, BAC enters into various
OFF-BALANCE-SHEET   types of transactions that involve credit-related and
TRANSACTIONS        derivative financial instruments that are not required to be recorded on the balance sheet. Credit-related financial instruments are typically customer-driven, while derivative financial instruments are entered into both with customers and for BAC's own account in managing foreign exchange, interest rate, equity, credit, and other risks.

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


                                                                      1998                      1997
                                                              -------------------   ------------------------------
                    (in millions)                              June 30   March 31    Dec. 31   Sept. 30    June 30
                    ----------------------------------------------------------------------------------------------
                    Commitments to extend credit:
                      Unutilized credit card lines            $ 38,887   $ 38,939   $ 35,920   $ 37,222   $ 38,028
                      Other commitments to extend credit/a/    117,860    118,902    114,771    109,971    106,590
                    Standby letters of credit/b/                20,720     19,790     18,888     18,305     18,680
                    Commercial letters of credit                 3,166      2,894      2,345      3,354      4,186
                    ----------------------------------------------------------------------------------------------

                    /a/ Represents agreements to extend credit to customers for which BAC may have received fees. These commitments have specified interest rates and generally have fixed expiration dates and may be terminated by BAC if certain conditions of the contract are violated.

                    /b/ Net of participations sold of $3,583 million at June 30,
                        1998, $3,452 million at March 31, 1998, $3,300 million
                        at December 31, 1997, $3,306 million at September 30, 1997, and $2,907 million at June 30, 1997.

                    DERIVATIVE FINANCIAL INSTRUMENTS

                    The tables on page 13 summarize the notional and credit risk amounts for each significant class of derivative financial instruments outstanding in BAC's trading and asset and liability management portfolios. These tables should be read in conjunction with the descriptions of such products and their risks included on pages 43 through 49 and 80 through 86 of BAC's 1997 Annual Report to Shareholders.

                    Derivative financial instruments include swaps, futures, forwards, and option contracts, all of which derive their value from underlying interest rates, foreign exchange rates, commodity values, equity instruments, and changes in credit ratings. For most contracts, notional amounts are used solely to determine cash flows to be exchanged. However, certain foreign exchange contracts are designed for principal amounts to be exchanged on a common settlement date. The notional or contract amounts associated with foreign exchange and derivative financial instruments are not recorded as assets or liabilities on the balance sheet and do not represent the potential for gain or loss associated with such transactions.

                    Credit risk represents unrealized gains on derivative financial instruments. That risk is measured by the total potential future loss of income BAC would suffer if all counterparties failed to perform according to the terms of the contract and the value of any existing collateral became worthless, based on then-current currency exchange and interest rates at each respective period after the effects of master netting agreements.

================================================================================

                    NOTIONAL AND CREDIT RISK AMOUNTS FOR DERIVATIVE FINANCIAL
                    INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
                    ------------------------------------------------------------

                                                                         June 30, 1998                  December 31, 1997
                                                                   --------------------------      --------------------------
                                                                     Notional          Credit        Notional          Credit
                    (in millions)                                      Amount            Risk/a/       Amount            Risk/a/
                    ---------------------------------------------------------------------------------------------------------
                    INTEREST RATE CONTRACTS
                    Interest rate swaps                            $  488,562      $    1,657/b/   $  463,295      $    1,828/b/

                    Futures and forward rate contracts:
                      Commitments to purchase                         130,475              95         112,562              69
                      Commitments to sell                             145,962              35         145,158              50
                    Written options                                    43,065              --/c/       27,191              --/c/
                    Purchased options                                  43,459             368          36,522             395
                    ---------------------------------------------------------------------------------------------------------
                      TOTAL INTEREST RATE CONTRACTS                   851,523           2,155         784,728           2,342

                    FOREIGN EXCHANGE CONTRACTS
                    Spot, forward, and futures contracts              642,096           4,537         575,761           6,530
                    Written options                                    37,953              --/c/       31,748              --/c/
                    Purchased options                                  37,710             453          30,330             520
                    Currency swaps                                     28,154           1,784          29,063           1,450
                    ---------------------------------------------------------------------------------------------------------
                      TOTAL FOREIGN EXCHANGE CONTRACTS                745,913           6,774         666,902           8,500

                    STOCK INDEX OPTIONS AND COMMODITY CONTRACTS        10,396             165           4,349              87

                    CREDIT DERIVATIVE CONTRACTS
                    Credit default swaps                                  145               6              --              --
                    Total rate of return swaps                          1,333              47              --              --
                    ---------------------------------------------------------------------------------------------------------
                      TOTAL CREDIT DERIVATIVE CONTRACTS                 1,478              53              --              --
                    ---------------------------------------------------------------------------------------------------------
                        TOTAL                                      $1,609,310/d/   $    9,147      $1,455,979/e/   $   10,929
                    -----------------------------------------------==========================================================

                    NOTIONAL AND CREDIT RISK AMOUNTS FOR DERIVATIVE FINANCIAL
                    INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY
                    MANAGEMENT PURPOSES
                    -----------------------------------------------------------

                                                                         June 30, 1998                  December 31, 1997
                                                                   --------------------------      --------------------------
                                                                     Notional          Credit        Notional          Credit
                    (in millions)                                      Amount            Risk/a/       Amount            Risk/a/
                    ---------------------------------------------------------------------------------------------------------
                    INTEREST RATE CONTRACTS
                    Interest rate swaps                              $ 50,831        $    230        $ 47,444        $    135
                    Futures and forward rate contracts                 58,836              --          89,650              --
                    Written options                                       385              --/c/          210              --/c/
                    Purchased options                                  17,726              17          19,009              81
                    ---------------------------------------------------------------------------------------------------------
                      TOTAL INTEREST RATE CONTRACTS                   127,778             247         156,313             216

                    Foreign exchange contracts
                    Spot, forward, and futures contracts                2,764              --           3,756              --
                    Currency swaps                                        739              --             771              --
                    ---------------------------------------------------------------------------------------------------------
                      TOTAL FOREIGN EXCHANGE CONTRACTS                  3,503              --           4,527              --
                    ---------------------------------------------------------------------------------------------------------
                        TOTAL                                        $131,281/d/     $    247        $160,840/e/     $    216
                    -------------------------------------------------========================================================

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

                    /d/ Interest rate swaps and interest rate options in both
                        the trading and asset and liability management portfolios include $8.7 billion and $0.7 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $3.3 billion of intercompany hedging-related contracts.

                    /e/ Interest rate swaps and interest rate options in both
                        the trading and asset and liability management portfolios include $6.5 billion and $0.7 billion, respectively, of intercompany hedging-related contracts. Foreign exchange contracts in both the trading and asset and liability management portfolios include $4.2 billion of intercompany hedging-related contracts.

BANKAMERICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

                    The tables on page 15 summarize the average and period-end fair values of each significant class of derivative financial instrument outstanding in BAC's trading portfolio and the period-end fair values for each significant class of derivative financial instrument outstanding in BAC's asset and liability management portfolio. Fair value amounts consist of unrealized gains and losses, accrued interest receivable and payable, and premiums paid or received, and take into account master netting agreements.

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

                    The expected maturities and weighted average interest rates associated with BAC's asset and liability management interest rate swap portfolio at June 30, 1998 were not significantly different from those at year-end 1997.


                    FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
                    ----------------------------------------------------------------------------------------------------------
                                                                           June 30, 1998                  December 31, 1997
                                                                  -----------------------------    ---------------------------
                                                                       Average                         Average
                                                                    Fair Value                      Fair Value
                                                                       For the       Period-End        for the        Year-End
                    (in millions)                                 Period Ended/a b/  Fair Value/b/  Year Ended/a b/  Fair Value/b/
                    ----------------------------------------------------------------------------------------------------------
                    INTEREST RATE CONTRACTS

                    Interest rate swaps:
                      Assets                                           $ 1,987          $ 1,657        $ 2,280         $ 1,828
                      Liabilities                                       (1,599)          (1,323)        (1,999)         (1,603)

                    Futures and forward rate contracts:
                      Assets                                                80              130            150             119
                      Liabilities                                          (51)             (84)          (131)            (78)
                    Written options                                       (243)            (246)          (283)           (302)
                    Purchased options                                      304              368            303             395
                    ----------------------------------------------------------------------------------------------------------
                        TOTAL INTEREST RATE CONTRACTS                      478              502            320             359

                    FOREIGN EXCHANGE CONTRACTS

                    Spot, forward, and futures contracts:
                      Assets                                             4,875            4,537          4,454           6,530
                      Liabilities                                       (4,565)          (4,422)        (4,370)         (6,521)
                    Written options                                       (594)            (538)          (640)           (731)
                    Purchased options                                      419              453            504             520
                    Currency swaps:
                      Assets                                             1,634            1,784          1,154           1,450
                      Liabilities                                       (1,298)          (1,367)          (962)         (1,199)
                    ----------------------------------------------------------------------------------------------------------
                        TOTAL FOREIGN EXCHANGE CONTRACTS                   471              447            140              49

                    STOCK INDEX OPTIONS AND COMMODITY CONTRACTS

                      Assets                                               139              165             67              87
                      Liabilities                                          (94)            (108)           (61)            (68)
                    ----------------------------------------------------------------------------------------------------------
                        TOTAL STOCK INDEX OPTIONS AND
                          Commodity Contracts                               45               57              6              19

                    CREDIT DERIVATIVE CONTRACTS

                    Credit default swaps:
                      Assets                                                 2                6             --              --
                      Liabilities                                           --               --             --              --
                    Total rate of return swaps:
                      Assets                                                21               47             --              --
                      Liabilities                                           (4)              (5)            --              --
                    ----------------------------------------------------------------------------------------------------------
                        TOTAL CREDIT DERIVATIVE CONTRACTS                   19               48             --              --
                    ----------------------------------------------------------------------------------------------------------
                          TOTAL                                        $ 1,013          $ 1,054        $   466         $   427
                    ---------------------------------------------------=======================================================

                    FAIR VALUES OF DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY
                    MANAGEMENT PURPOSES
                    -----------------------------------------------------------------------------------------
                    (in millions)                                        June 30, 1998/b c/  December 31, 1997/b c/
                    -----------------------------------------------------------------------------------------
                    INTEREST RATE CONTRACTS
                    Interest rate swaps                                          $(204)                 $(337)
                    Futures and forward rate contracts                              10                    (16)
                    Written options                                                (24)                   (20)
                    Purchased options                                               66                     74
                    -----------------------------------------------------------------------------------------
                        TOTAL INTEREST RATE CONTRACTS                             (152)                  (299)

                    FOREIGN EXCHANGE CONTRACTS
                    Spot, forward, and futures contracts                            --                     --
                    Currency swaps                                                (175)                  (133)
                    -----------------------------------------------------------------------------------------
                        TOTAL FOREIGN EXCHANGE CONTRACTS                          (175)                  (133)
                    -----------------------------------------------------------------------------------------
                          TOTAL                                                  $(327)                 $(432)
                    -------------------------------------------------------------============================

                   /a/ Average fair value amounts are calculated based on
                       monthly balances.

                   /b/ For a description of fair value methodologies, refer to
                       Note 26 of Notes to Consolidated Financial Statements on pages 86 through 88 of BAC's 1997 Annual Report to
                       Shareholders.

                   /c/ Bracketed amounts reflect net liability positions.

BANKAMERICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
================================================================================

NOTE 12. Trading income represents the net amount earned from BAC's TRADING ACTIVITIES trading activities, which include entering into transactions to meet customer demand and taking positions for BAC's own account in a diverse range of financial instruments and markets. Income derived from these activities depends largely on the volume and diversity of the transactions BAC executes, the level of risk it is willing to assume, and the volatility of price and rate movements.

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


                    TRADING-RELATED INCOME
                    -------------------------------------------------------------------------------------------------------------
                                                             1998                        1997                    Six Months Ended
                                                     -------------------    ------------------------------           June 30
                                                      Second       First     Fourth       Third     Second       ----------------
                    (in millions)                    Quarter     Quarter    Quarter     Quarter    Quarter       1998        1997
                    -------------------------------------------------------------------------------------------------------------
                    TRADING INCOME
                    Interest rate products              $ 28        $ 45       $(28)       $ 24       $ 17       $ 73        $ 29
                    Foreign exchange contracts           163         158        139         106        107        321         199
                    Debt instruments                     (72)         48        (48)         93         94        (24)        178
                    -------------------------------------------------------------------------------------------------------------
                                                        $119        $251       $ 63        $223       $218       $370        $406
                    ------------------------------------=========================================================================

                    OTHER TRADING-RELATED INCOME
                    Interest rate products/a/           $  7        $  6       $ 15        $  6       $ 12       $ 13        $ 22
                    Foreign exchange contracts            (3)          2         --           1          2         (1)          6
                    Debt instruments/a/                   65          88         73          49         47        153          97
                    -------------------------------------------------------------------------------------------------------------
                                                        $ 69        $ 96       $ 88        $ 56       $ 61       $165        $125
                    ------------------------------------=========================================================================

                    /a/ Primarily includes the net interest revenue associated with the respective products.

                    During the six-month period ended June 30, 1998, trading income included a net unrealized holding loss on trading securities of $70 million. During the six-month period ended June 30, 1997, trading income included a net unrealized holding gain on trading securities of $22 million. These amounts exclude the net unrealized trading results of the Parent's securities broker/dealer subsidiary (Section 20 subsidiary).

                    For secured financing transactions, BAC reports securities received as collateral in other assets and the corresponding obligation to return the securities in other liabilities. At June 30, 1998, these securities amounted to $1,021 million. At June 30, 1998, securities provided as collateral related to secured financing transactions using trading securities amounted to $1,435 million and were reported in trading account assets.

================================================================================


                      [THIS PAGE INTENTIONALLY LEFT BLANK]

MANAGEMENT'S DISCUSSION AND ANALYSIS
HIGHLIGHTS
================================================================================

         On April 10, 1998, BankAmerica Corporation and subsidiaries (BAC) and NationsBank Corporation (NationsBank) entered into a definitive agreement to merge in a stock-for-stock transaction. For more information on the merger, refer to Note 2 of Notes to Consolidated Financial Statements on page 7. In addition, on April 13, 1998, BAC announced an agreement to sell BankAmerica Housing Services. Each transaction is subject to the satisfaction or waiver of certain conditions, and there can be no assurance that the transactions will ultimately be consummated.

         The following is a summary of second-quarter 1998 financial information for BAC.

         . BAC reported second-quarter 1998 diluted earnings per common share of $1.24, an increase of 16 percent from $1.07 for the same period a year ago. Net income for the second quarter of 1998 was $890 million, up 11 percent from $799 million for the second quarter of 1997.

         . The return on average common equity was 18.20 percent, an increase of 147 basis points from the amount reported in the second quarter of 1997.

         . Net interest income was $2,113 million for the second quarter of 1998, an increase of $13 million from the previous quarter, and a decrease of $103 million from the second quarter of 1997. BAC's net interest margin for the second quarter of 1998 was 3.86 percent, an increase of 2 basis points from the previous quarter, and a decrease of 26 basis points from the comparable period a year ago.

         . Noninterest income for the second quarter of 1998 was $1,843 million, an increase of $417 million, or 29 percent, from the second quarter of 1997. The second-quarter 1998 amount included the results associated with the Robertson Stephens businesses acquired during the fourth quarter of 1997.

         . Noninterest expense for the second quarter of 1998 was $2,303 million, an increase of $256 million from the same period in 1997. This increase included the results associated with the Robertson Stephens businesses.

         . Nonaccrual assets were $951 million at June 30, 1998, a decrease of $85 million, or 8 percent, from their March 31, 1998 level, and an increase of $90 million, or 10 percent, from their June 30, 1997 level.

         . The provision for credit losses was $230 million for the second quarter of 1998, down $15 million from the previous quarter and $20 million from the second quarter of 1997. Net credit losses were $230 million for the second quarter of 1998, a decrease of $9 million from the previous quarter, and an increase of $6 million from the second quarter of 1997. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the "Allowance for Credit Losses" section on pages 37-42.

         . On June 29, 1998, BAC redeemed all outstanding shares of its Cumulative Adjustable Preferred Stock, Series A and B, which reduced stockholders' equity by $614 million.

================================================================================
FINANCIAL HIGHLIGHTS

---------------------------------------------------------------------------------------------------------------------------------
                                                                 1998                                      1997
                                                       -------------------------       ------------------------------------------
(dollar amounts in millions,                             Second           First          Fourth            Third          Second
except per share data)                                  Quarter         Quarter         Quarter          Quarter         Quarter
---------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                                        $  4,397        $  4,403        $  4,422         $  4,466        $  4,375
Interest expense                                          2,291           2,308           2,300            2,257           2,165
--------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                     2,106           2,095           2,122            2,209           2,210
Provision for credit losses                                 230             245             220              260             250
Noninterest income                                        1,843           1,813           1,616            1,655           1,426
Noninterest expense                                       2,303           2,288           2,209            2,232           2,047
--------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                              1,416           1,375           1,309            1,372           1,339
Provision for income taxes                                  526             540             497              553             540
---------------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                         $    890        $    835        $    812         $    819        $    799
-------------------------------------------------------==========================================================================
PER SHARE DATA
Earnings per common share                              $   1.29        $   1.21        $   1.15         $   1.14        $   1.10
Diluted earnings per common share                          1.24            1.17            1.12             1.11            1.07
Dividends declared per common share                       0.345           0.345           0.305            0.305           0.305
--------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
Book value per common share at period end              $  29.26        $  28.23        $  27.94         $  27.51        $  26.88
Common stock price range:
  High                                                       96              87 1/8          81 15/16         77 7/8         69
  Low                                                        79 1/2          61 1/2          66 1/4           64 9/16        49 9/16
Closing common stock price                                   86 1/2          82 5/8          73               73 5/16        64 9/16
Average number of common shares
  outstanding (in thousands)                            683,790         684,737         690,878          695,835         701,458
Average number of diluted common shares
  outstanding (in thousands)                            709,064         706,481         714,409          718,384         719,514
Number of common shares outstanding at period
  end (in thousands)                                    684,766         682,704         688,057          693,468         698,407
--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END
Loans                                                  $166,621        $165,520        $168,104         $168,009        $170,161
Total assets                                            263,885         265,436         260,159          257,520         258,363
Deposits                                                178,094         173,890         172,037          171,413         173,168
Long-term debt                                           13,521          14,011          13,922           14,198          14,736
Common equity                                            20,039          19,270          19,223           19,078          18,772
Total equity                                             20,039          19,884          19,837           19,926          20,368
--------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Expense to revenue/a/                                     55.04%          55.41%          56.25%           52.79%          52.93%
Rate of return (based on net income) on:
  Average common equity                                   18.20           17.89           16.68            16.82           16.73
  Average total equity                                    17.85           17.52           16.28            16.23           15.99
  Average total assets                                     1.37            1.28            1.24             1.26            1.26
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Ratio of common equity to total assets                     7.59%           7.26%           7.39%            7.41%           7.27%
Ratio of total equity to total assets                      7.59            7.49            7.62             7.74            7.88
Ratio of average total equity to average total assets      7.66            7.33            7.65             7.78            7.86
--------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
                                                               Six Months Ended
                                                                    June 30
 (dollar amounts in millions,                             --------------------------
 except per share data)                                        1998             1997
------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                                            $  8,800         $  8,630
Interest expense                                              4,599            4,231
------------------------------------------------------------------------------------
  Net interest income                                         4,201            4,399
Provision for credit losses                                     475              470
Noninterest income                                            3,656            2,796
Noninterest expense                                           4,591            4,080
------------------------------------------------------------------------------------
  Income before income taxes                                  2,791            2,645
Provision for income taxes                                    1,066            1,066
------------------------------------------------------------------------------------
    NET INCOME                                             $  1,725         $  1,579
-----------------------------------------------------------=========================
PER SHARE DATA
Earnings per common share                                  $   2.49         $   2.15
Diluted earnings per common share                              2.41             2.10
Dividends declared per common share                            0.69             0.61
------------------------------------------------------------------------------------
STOCK DATA
Book value per common share at period end                  $  29.26         $  26.88
Common stock price range:
  High                                                           96               69
  Low                                                            61 1/2           47 11/16
Closing common stock price                                       86 1/2           64 9/16
Average number of common shares
  outstanding (in thousands)                                684,264          705,022
Average number of diluted common shares
  outstanding (in thousands)                                707,773          723,157
Number of common shares outstanding at period
  end (in thousands)                                        684,766          698,407
------------------------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END
Loans                                                      $166,621         $170,161
Total assets                                                263,885          258,363
Deposits                                                    178,094          173,168
Long-term debt                                               13,521           14,736
Common equity                                                20,039           18,772
Total equity                                                 20,039           20,368
------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Expense to revenue/a/                                         55.23%           53.23%
Rate of return (based on net income) on:
  Average common equity                                       18.05            16.62
  Average total equity                                        17.69            15.85
  Average total assets                                         1.33             1.26
------------------------------------------------------------------------------------
CAPITAL RATIOS
Ratio of common equity to total assets                         7.59%            7.27
Ratio of total equity to total assets                          7.59             7.88
Ratio of average total equity to average total assets          7.49             7.92
------------------------------------------------------------------------------------

/a/ Excludes net other real estate owned expense, amortization of intangibles, expenses associated with trust preferred securities, a third-quarter 1997 gain of $246 million on the sale of Security Pacific Financial Services, Inc., charges of approximately $112 million incurred in the third quarter of 1997 associated with the decision to exit Midwest retail facilities and expenses connected with multiple legal matters, writedowns on corporate real estate, and contributions to the BankAmerica Foundation totaling $140 million in the third quarter of 1997.

BUSINESS SECTORS
================================================================================

     The business sector information is presented in a format that reflects BAC's new organizational structure announced in 1997. The financial information includes all performance measures used internally to evaluate business performance.

     BAC examines the financial performance of its businesses from multiple capital return perspectives to facilitate meeting various decision support needs of managers. Each measure reflects different levels of capital, treatment of intangible assets, and bases for recognition of credit losses. The key return on capital measures are:

     . Return on Avg. Common Equity -- This is a method of performance measurement where all of average common equity is allocated to businesses on the basis of their relative share of BAC's total assets and an apportionment of the corporate provision and reserve for credit losses. Income is derived in a manner consistent with externally reported financial statement results. This measure is oriented toward external performance comparisons and does not allocate capital based on the risks inherent in a specific business. Net interest margin and expense to revenue ratios for a business are derived under this perspective.

     . Risk Adjusted Return on Capital (RAROC) -- This is a method of performance measurement where economic capital is allocated to businesses on the bases of credit, country, market/interest rate, and business/operating risks. The assignments are based on empirical analysis of the risks that are inherent in the operation of each business. Credit losses reflect the statistically derived expected losses within a given portfolio. Goodwill is not amortized in deriving this measure. This measure includes only the capital necessary to cover the risks of unexpected losses, and represents that which is incrementally attributable to businesses for individual transactions. RAROC is most often used for incremental decision analysis.

     . Return on Invested Capital (ROIC) -- ROIC is an all-in return concept based on a quasi-cash derivation of net income. Credit losses in this measure are represented by net charge-offs and goodwill is not amortized. Under this method of performance measurement, BAC invested capital is defined as common equity plus the tax-effected loan loss reserve. Invested capital is allocated to businesses based on risk based economic capital as assigned through the RAROC process described above and increased by an additional allocation based on the intangible assets assigned to a business. Capital is thereby assumed to cover unexpected losses plus an amount of capital necessary to fund businesses grown through acquisition. This measure enables managers to evaluate their overall business performance on a comprehensive, fully allocated basis that is oriented toward cash flows.

     Net interest income is adjusted for each return calculation to reflect changes in the debt to equity mix under each measure.

     Economic Profit, which reflects net income available to common shareholders less a 12 percent charge for the cost of capital, is calculated for the RAROC and ROIC measurements.

     GLOBAL RETAIL BANK
     Consumer Banking -- Consumer Banking's net income available to common shareholders for the first six months of 1998 increased $239 million, or 39 percent, from the same period last year. The first half of 1997 results included certain lines of business (Hawaii,

================================================================================

Midwest Retail, and indirect consumer lending) that were exited since the first six months of 1997. Net interest income declined $198 million from the first half of 1997 due to sales of residential first mortgages, securitization of credit card receivables and manufactured housing loans and exited businesses. Noninterest income increased $274 million due to higher loan servicing revenues, gains on loans sales, and higher fee revenue. The noninterest expense increase of $98 million reflects higher people development and training expenses and volume-related compensation and processing expenses, offset partially by expenses attributable to exited businesses. A $358 million decrease in the provision for credit losses is attributable to securitizations of credit card receivables and manufactured housing loans, favorable payment experience, and exited businesses. Average loans decreased $7.5 billion, or 9 percent, from the first half of 1997, reflecting the securitizations of credit card receivables and manufactured housing loans, and the sale of residential first mortgages. Excluding the effect of the securitizations of credit card receivables and manufactured housing loans, average loans increased by $1.2 billion for the first half of 1998 compared to 1997.

RAROC and ROIC economic profit increases were less substantial than the increase in net income available to common shareholders primarily due to the more modest declines in credit losses recognized under the RAROC and ROIC methods of performance measurement.

Middle Market Banking -- Net income available to common shareholders increased slightly by $12 million, or 6 percent, for the first half of 1998 from the same period a year ago, reflecting loan growth and higher noninterest income from financial management fees, partially offset by higher noninterest expenses.

Private Banking -- Private Banking's net income available to common shareholders increased by $4 million, or 10 percent for the first six months of 1998 from the same period a year ago, due to continued loan growth and increases in trust fee revenues, partially offset by increased noninterest expenses.

GLOBAL WHOLESALE BANK
U.S. and Canada -- U.S. and Canada's net income available to common shareholders for the first six months of 1998 increased $50 million, or 12 percent, from the same period a year ago. Noninterest income increased $445 million due to the Robertson Stephens businesses acquired during the fourth quarter of 1997, better performance in capital markets and increased equity investment activities. Noninterest expense increased by $319 million due to the addition of the Robertson Stephens businesses and higher market-driven compensation. The provision for credit losses increased $99 million in 1998 compared to 1997 resulting from the effect of reductions in the allowance in 1997 due primarily to improvement in the commercial real estate portfolio. In 1998, the provision was increased to recognize additional exposure to several commercial credits. Average total assets increased $7.8 billion, reflecting higher capital markets trading positions and loan growth.

RAROC and ROIC economic profit increased as higher income before credit losses and income taxes exceeded higher capital assignments due to the acquisition of Robertson Stephens and capital markets activities.

Asia -- Asia's net income available to common shareholders for the first six months of 1998 decreased by $111 million, or 102 percent from the same period last year, primarily resulting from an increase of $205 million in the provision for credit losses, partially offset by higher noninterest income from gains on assets sales and fee revenues. RAROC economic and ROIC invested capital assignments in the 1998 period were increased substantially in response to the financial problems in the Asian economies.

===============================================================================
SELECTED BUSINESS SECTOR DATA

------------------------------------------------------------------------------------------
                                                 Six Months Ended June 30, 1998/a/
                                       ---------------------------------------------------
                                                      GLOBAL RETAIL BANK
                                       ---------------------------------------------------
                                       Consumer        Middle       Private
(dollar amounts in millions)            Banking        Market       Banking        Total
------------------------------------------------------------------------------------------
KEY MEASURES
ROIC economic profit/c/                 $    306       $    87        $   17      $    410
ROIC return on invested capital/c/          18.8%         20.5%         18.3%         19.1%
RAROC economic profit/c/                $    456       $    94        $   22      $    572
RAROC risk adj. return on capital/c/        27.0%         24.3%         24.7%         26.4%
Return on avg. common equity/c/             27.6          20.9          20.4          25.8
Expense/revenue/d/                          57.2          43.8          66.1          55.9
Net interest margin                         5.20          4.14          2.97          5.44
------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                     $  2,644       $   484        $  105      $  3,233
Noninterest income                         1,692           152           128         1,972
Noninterest expense                       (2,663)         (303)         (166)       (3,132)
------------------------------------------------------------------------------------------
  INCOME BEFORE PROVISION FOR CREDIT
    LOSSES AND INCOME TAXES                1,673           333            67         2,073
Provision for credit losses                 (201)            4             1          (196)
Income taxes                                (605)         (132)          (25)         (762)
------------------------------------------------------------------------------------------
  Net income                                 867           205            43         1,115
Net preferred/e/                              (8)           (2)           --           (10)
------------------------------------------------------------------------------------------
  NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS                 $    859       $   203        $   43      $  1,105
----------------------------------------==================================================
SELECTED AVERAGE BALANCE
SHEET COMPONENTS

Loans                                   $ 76,987       $23,253        $5,119      $105,359
Total assets                              86,239        26,637         5,550       118,426
Deposits                                 101,428        10,161         7,033       118,622
Common equity                              6,279         1,955           407         8,641
RAROC economic capital/c/                  6,122         1,552           337         8,011
ROIC invested capital/c/                   9,061         2,072           521        11,654
------------------------------------------------------------------------------------------

                                                     GLOBAL WHOLESALE BANK
                                       ----------------------------------------------------------------
                                         U.S. &                                     Latin                        All       Total
(dollar amounts in millions)             Canada         Asia         EMEA/b/      America         Total        Other         BAC
--------------------------------------------------------------------------------------------------------------------------------
KEY MEASURES
ROIC economic profit/c/                $    203      $    (8)      $   (17)      $      29     $    207      $   (52)     $    565
ROIC return on invested capital/c/         19.3%        10.8%          8.4%           20.3%        17.0%          NM          17.4%
RAROC economic profit/c/               $    232      $    57       $   (29)      $      26     $    286      $   (50)     $    808
RAROC risk adj. return on capital/c/       22.6%        21.9%          5.8%           19.3%        20.0%          NM          22.1%
Return on avg. common equity/c/            19.1         (0.4)          5.0            14.9         12.9           NM          18.1
Expense/revenue/d/                         49.4         51.3          78.0            39.9         51.7           NM          55.2
Net interest margin                        2.20         2.23          1.37            3.68         2.20           NM          3.85
----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                    $    634      $   210       $   119       $     180     $  1,143      $  (175)     $  4,201
Noninterest income                        1,121          201           136              24        1,482          202         3,656
Noninterest expense                        (900)        (212)         (200)            (82)      (1,394)         (65)       (4,591)
----------------------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE PROVISION FOR CREDIT
    LOSSES AND INCOME TAXES                 855          199            55             122        1,231          (38)        3,266
Provision for credit losses                 (48)        (198)           (2)            (29)        (277)          (2)         (475)
Income taxes                               (323)          (2)          (12)            (30)        (367)          63        (1,066)
----------------------------------------------------------------------------------------------------------------------------------
  Net income                                484           (1)           41              63          587           23         1,725
Net preferred/e/                             (5)          (1)           (1)             (1)          (8)          (1)          (19)
----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS                $    479      $    (2)      $    40       $      62     $    579      $    22      $  1,706
---------------------------------------===========================================================================================
SELECTED AVERAGE BALANCE
SHEET COMPONENTS

Loans                                  $ 37,805      $11,217       $ 4,714       $   6,287     $ 60,023      $ 1,464      $166,846
Total assets                             68,738       21,274        21,282          11,701      122,995       20,975       262,396
Deposits                                 20,499       12,636        15,034           1,758       49,927        3,489       172,038
Common equity                             5,046        1,561         1,562             859        9,028        1,386        19,055
RAROC economic capital/c/                 4,396        1,172           917             756        7,241          916        16,168
ROIC invested capital/c/                  5,609        1,210           918             762        8,499        1,087        21,240
----------------------------------------------------------------------------------------------------------------------------------

/a/ For comparability purposes, both 1998 and 1997 amounts reflect BAC's internal allocation and classification methodologies, adjusted for residuals, at June 30, 1998.

/b/ Europe, Middle East, and Africa.

/c/ See page 20 for a more detailed description on method of performance measurement.

         RAROC and ROIC economic profit changes were less dramatic than the decrease in net income available to common shareholders primarily because the expected losses and net charge-offs used to compute the RAROC and ROIC performance measurements reflected more modest increases from 1997 than the provision for credit losses.

         Europe, Middle East, and Africa (EMEA) -- Net income available to common shareholders for the first six months of 1998 decreased by $52 million, or 57 percent from the same period last year. This decrease was primarily due to less favorable capital markets trading results, combined with higher interest recoveries and assets sales gains in 1997.

         Latin America -- Net income available to common shareholders for the first six months of 1998 decreased by $26 million, or 30 percent from the same period a year ago. The first six months of 1998 included a higher provision for credit losses for emerging countries, whereas the same period in 1997 included a net reduction of the credit provision. Average loans increased by $1.6 billion. RAROC economic and ROIC invested capital assignments were increased in 1998 to reflect higher capital markets trading positions and increased credit and country risk associated with loan growth.

====================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
                                                 Six Months Ended June 30, 1997/a/
                                       ---------------------------------------------------------------------------------------------
                                                        Global Retail Bank
                                       --------------------------------------------------
                                       Consumer        Middle       Private
(dollar amounts in millions)            Banking        Market       Banking        Total
-----------------------------------------------------------------------------------------
KEY MEASURES
ROIC economic profit/c/                $    192      $    75       $    13       $    280
ROIC return on invested capital/c/         16.0%        19.3%         17.1%          16.6%
RAROC economic profit/c/               $    337      $    80       $    20       $    437
RAROC risk adj. return on capital/c/       22.5%        22.8%         25.1%          22.6%
Return on avg. common equity/c/            18.1         21.2          20.8           18.9
Expense/revenue/d/                         55.5         42.0          62.3           54.2
Net interest margin                        5.89         4.28          2.68           6.03
-----------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                    $  2,842      $   464       $    98       $  3,404
Noninterest income                        1,418          112           112          1,642
Noninterest expense                      (2,565)        (261)         (143)        (2,969)
-----------------------------------------------------------------------------------------
  INCOME BEFORE PROVISION FOR CREDIT
    LOSSES AND INCOME TAXES               1,695          315            67          2,077
Provision for credit losses                (559)          16            --           (543)
Income taxes                               (498)        (136)          (27)          (661)
-----------------------------------------------------------------------------------------
  Net income                                638          195            40            873
Net preferred/e/                            (18)          (4)           (1)           (23)
-----------------------------------------------------------------------------------------
  NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS                $    620      $   191       $    39       $    850
---------------------------------------==================================================
SELECTED AVERAGE BALANCE
SHEET COMPONENTS

Loans                                  $ 84,458      $21,489       $ 4,722       $110,669
Total assets                             94,068       24,809         5,210        124,087
Deposits                                 97,517        9,389         7,382        114,288
Common equity                             6,895        1,809           380          9,084
RAROC economic capital/c/                 6,514        1,478           311          8,303
ROIC invested capital/c/                  9,823        2,055           513         12,391
-----------------------------------------------------------------------------------------


====================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
                                                 Six Months Ended June 30, 1997/a/
                                       ---------------------------------------------------------------------------------------------
                                                    Global Wholesale Bank
                                       ---------------------------------------------------------------
                                        U.S. &                                      Latin                        All       Total
(dollar amounts in millions)            Canada         Asia         EMEA/b/       America        Total         Other         BAC
---------------------------------------------------------------------------------------------------------------------------------
KEY MEASURES
ROIC economic profit/c/                $   133       $    37      $    36          $   39      $    245      $  (106)    $    419
ROIC return on invested capital/c/        17.2%         19.5%        20.9%           27.8%         18.7%          NM         16.1%
RAROC economic profit/c/               $   146       $    30      $    31          $   37      $    244      $  (109)    $    572
RAROC risk adj. return on capital/c/      19.7%         18.5%        19.7%           27.1%         20.1%          NM         19.6%
Return on avg. common equity/c/           19.6          13.3         13.3            27.2          17.8           NM         16.6
Expense/revenue/c/                        41.6          54.8         57.9            37.8          45.9           NM         53.2
Net interest margin                       2.43          1.81         1.80            3.96          2.32           NM         4.14
---------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                    $   612       $   183      $   140          $  153      $  1,088      $   (93)    $  4,399
Noninterest income                         676           191          191              41         1,099           55        2,796
Noninterest expense                       (581)         (207)        (193)            (73)       (1,054)         (57)      (4,080)
---------------------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE PROVISION FOR CREDIT
    LOSSES AND INCOME TAXES                707           167          138             121         1,133          (95)       3,115
Provision for credit losses                 51             7           (6)             20            72            1         (470)
Income taxes                              (318)          (63)         (38)            (52)         (471)          66       (1,066)
---------------------------------------------------------------------------------------------------------------------------------
  Net income                               440           111           94              89           734          (28)       1,579
Net preferred/e/                           (11)           (2)          (2)             (1)          (16)         (25)         (64)
---------------------------------------------------------------------------------------------------------------------------------
  NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS                $   429       $   109      $    92          $   88      $    718      $   (53)    $  1,515
---------------------------------------==========================================================================================
SELECTED AVERAGE BALANCE
SHEET COMPONENTS

Loans                                  $35,156       $11,104      $ 5,085          $4,651      $ 55,996      $   643     $167,308
Total assets                            60,908        22,529       18,977           8,845       111,259       18,272      253,618
Deposits                                19,952        13,294       14,465           1,363        49,074        4,380      167,742
Common equity                            4,439         1,642        1,383             645         8,109        1,195       18,388
RAROC economic capital/c/                3,862           904          807             489         6,062          867       15,232
ROIC invested capital/c/                 5,021           945          808             495         7,269          847       20,507
---------------------------------------------------------------------------------------------------------------------------------

/d/ Excludes net other real estate owned expense, amortization of intangibles, and expenses associated with trust preferred securities.

/e/ Net preferred represents the incremental cost of preferred dividends, and the allocation of trust preferred securities and subordinated debt, net of funding and tax effects.

         RAROC and ROIC economic profit decreases were slight compared to the decrease in net income available to common shareholders, primarily because the expected losses and net charge-offs used to compute the RAROC and ROIC performance measurements were stable in both periods.

         ALL OTHER

         This sector includes the results of Asset and Liability Management (investment securities, federal funds bought and sold), along with the Global Asset Management Group, Community Development Banking, and residual income and expenses related to the institutional trust business, which BAC had substantially divested in 1996. Also included is the impact of reclassifications between financial statement categories made for internal reporting purposes. The first six months of 1998 include an $84 million pre-tax gain on the sale of the Columbia Seafirst Center, and $82 million of securities pre-tax gains, partially offset by a $45 million pre-tax accrual for the estimated loss associated with the decision to sell Robertson Stephens Investment Management. 1997 included lower results from corporate asset and liability management activities.

================================================================================

AVERAGE BALANCES, INTEREST, AND AVERAGE RATES

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Second Quarter 1998               Second Quarter 1997
                                                               --------------------------------  ---------------------------------
(dollar amounts in millions)                                   Balance/a/  Interest/b/  Rate/b/  Balance/a/  Interest/b/   Rate/b/
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                             $  5,825       $   99     6.85%     $ 6,627      $  105      6.32%
Federal funds sold                                                  724           10     5.57          631           9      5.58
Securities purchased under resale agreements                     10,950          259     9.48        9,729         180      7.41
Trading account assets                                           19,721          388     7.90       15,273         301      7.90
Available-for-sale securities/c d/                               12,403          214     6.92       11,277         200      7.10
Held-to-maturity securities/d/                                    3,510           63     7.17        3,918          73      7.44
Domestic loans:
  Consumer-residential first mortgages/e/                        31,963          570     7.16       37,381         696      7.47
  Consumer-residential junior mortgages/e/                       12,714          265     8.35       13,488         289      8.60
  Consumer-credit card                                            5,255          181    13.76        8,218         299     14.55
  Other consumer                                                 20,359          472     9.30       20,543         498      9.73
  Commercial and industrial/e/                                   39,384          745     7.59       35,467         694      7.84
  Commercial loans secured by real estate                        12,765          274     8.59       12,551         273      8.70
  Financial institutions                                          3,681           43     4.74        3,201          43      5.38
  Lease financing                                                 2,826           44     6.22        2,793          40      5.75
  Loans for purchasing or carrying securities                     2,490           53     8.39        1,930          44      9.13
  Construction and development loans
     secured by real estate                                       2,379           77    12.99        2,243          78     14.03
  Agricultural                                                    1,630           35     8.60        1,514          32      8.50
  Other                                                           1,922           32     6.70        1,448          20      6.11
                                                               --------       ------              --------      ------
     Total domestic loans/e/                                    137,368        2,791     8.14      140,777       3,006      8.56
Foreign loans                                                    28,979          580     8.03       27,311         507      7.45
                                                               --------       ------              --------      ------
     Total loans/c e/                                           166,347        3,371     8.12      168,088       3,513      8.38
                                                               --------       ------              --------      ------
     Total earning assets/e/                                    219,480       $4,404     8.04      215,543      $4,381      8.15
Nonearning assets/e/                                             45,333       ======                43,141      ======
Less:  Allowance for credit losses                                3,546                              3,553
                                                               --------                           --------
        TOTAL ASSETS                                           $261,267                           $255,131
                                                               ========                           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                                  $  5,362       $   19     1.42%    $  5,151      $   21      1.60%
  Savings                                                        10,852           54     2.00       11,942          62      2.09
  Money market                                                   48,160          280     2.33       36,746         272      2.97
  Time                                                           31,131          430     5.54       30,009         398      5.32
                                                               --------       ------              --------      ------
     Total domestic interest-bearing deposits                    95,505          783     3.29       83,848         753      3.60
Foreign interest-bearing deposits:/f/
  Banks located in foreign countries                             11,637          178     6.17       13,306         195      5.89
  Governments and official institutions                          10,629          150     5.64       11,312         154      5.45
  Time, savings, and other                                       20,827          342     6.58       21,172         322      6.09
                                                               --------       ------              --------      ------
     Total foreign interest-bearing deposits                     43,093          670     6.24       45,790         671      5.87
                                                               --------       ------              --------      ------
     Total interest-bearing deposits                            138,598        1,453     4.21      129,638       1,424      4.40
Federal funds purchased                                           1,827           25     5.44        1,361          19      5.59
Securities sold under repurchase agreements                      12,166          280     9.23       10,777         178      6.63
Other short-term borrowings                                      17,720          283     6.40       19,275         287      5.98
Long-term debt                                                   13,901          250     7.21       14,717         257      7.02
                                                               --------       ------              --------      ------
     Total interest-bearing liabilities                         184,212       $2,291     4.99      175,768      $2,165      4.94
                                                                              ======                            ======
Domestic noninterest-bearing deposits                            32,369                             37,486
Foreign noninterest-bearing deposits                              1,413                              1,870
Other noninterest-bearing liabilities                            21,060                             18,079
                                                               --------                           --------
     Total liabilities                                          239,054                            233,203
Trust preferred securities/g/                                     2,213                              1,873
Stockholders' equity                                             20,000                             20,055
                                                               --------                           --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $261,267                           $255,131
                                                               ========                           ========
Interest income as a percentage of average earning assets/e/                             8.04%                              8.15%
Interest expense as a percentage of average earning assets/e/                           (4.18)                             (4.03)
                                                                                         ----                               ----
        NET INTEREST MARGIN/e/                                                           3.86%                              4.12%
                                                                                         ====                               ====
------------------------------------------------------------------------------------------------------------------------------------

/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 39 percent for 1998 and 40 percent for 1997.
/c/ Average balances include nonaccrual assets.
/d/ Refer to the table on page 31 of the Balance Sheet Review section for more detail on available-for-sale and held-to-maturity securities.
/e/ Certain amounts in prior periods have been reclassified to conform to the presentation in the current year.
/f/ Primarily consists of time deposits in denominations of $100,000 or more. /g/ Trust preferred securities represent corporation obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of the corporation. Related expenses are included in noninterest expense.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended June 30
                                                               ---------------------------------------------------------------------
                                                                             1998                              1997
                                                               ---------------------------------------------------------------------
(dollar amounts in millions)                                   Balance/a/  Interest/b/  Rate/b/  Balance/a/  Interest/b/   Rate/b/
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits in banks                             $  6,152       $  207      6.80%   $  6,348      $  204      6.47%
Federal funds sold                                                  653           18      5.66         611          17      5.45
Securities purchased under resale agreements                     11,463          492      8.66       9,546         334      7.08
Trading account assets                                           18,536          773      8.41      14,315         570      8.03
Available-for-sale securities/c d/                               12,609          433      6.89      11,436         403      7.07
Held-to-maturity securities/d/                                    3,566          129      7.25       4,013         159      7.93
Domestic loans:
  Consumer-residential first mortgages/e/                        32,401        1,165      7.25      37,970       1,412      7.50
  Consumer-residential junior mortgages/e/                       12,930          538      8.39      13,390         569      8.56
  Consumer-credit card                                            5,834          404     13.85       8,308         604     14.55
  Other consumer                                                 20,517          951      9.35      20,166         978      9.78
  Commercial and industrial/e/                                   38,908        1,468      7.61      35,200       1,354      7.76
  Commercial loans secured by real estate                        12,846          556      8.66      12,490         548      8.78
  Financial institutions                                          3,551           83      4.70       3,071          75      4.95
  Lease financing                                                 2,842           83      5.89       2,761          78      5.66
  Loans for purchasing or carrying securities                     2,463          102      8.39       1,841          74      8.06
  Construction and development loans
     secured by real estate                                       2,332          138     11.91       2,255         144     12.91
  Agricultural                                                    1,665           72      8.68       1,538          67      8.73
  Other                                                           1,851           58      6.32       1,368          41      6.06
                                                               --------       ------              --------      ------
     Total domestic loans/e/                                    138,140        5,618      8.18     140,358       5,944      8.51
Foreign loans                                                    28,706        1,143      8.03      26,950       1,011      7.56
                                                               --------       ------              --------      ------
     Total loans/c e/                                           166,846        6,761      8.15     167,308       6,955      8.36
                                                               --------       ------              --------      ------
     Total earning assets/e/                                    219,825       $8,813      8.07     213,577      $8,642      8.14
Nonearning assets/e/                                             46,108       ======                43,591      ======
Less:  Allowance for credit losses                                3,537                              3,550
                                                               --------                           --------
        TOTAL ASSETS                                           $262,396                           $253,618
                                                               ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic interest-bearing deposits:
  Transaction                                                  $  5,320       $   39      1.49%   $  6,140      $   45      1.47%
  Savings                                                        10,796          108      2.01      12,050         123      2.05
  Money market                                                   48,092          564      2.37      35,677         527      2.98
  Time                                                           30,845          851      5.56      29,992         797      5.36
                                                               --------       ------              --------      ------
     Total domestic interest-bearing deposits                    95,053        1,562      3.31      83,859       1,492      3.59

Foreign interest-bearing deposits:/f/
  Banks located in foreign countries                             12,053          378      6.34      13,198         376      5.74
  Governments and official institutions                          10,350          291      5.67      10,990         291      5.34
  Time, savings, and other                                       21,440          711      6.68      21,058         631      6.04
                                                               --------       ------              --------      ------
     Total foreign interest-bearing deposits                     43,843        1,380      6.35      45,246       1,298      5.78
                                                               --------       ------              --------      ------
     Total interest-bearing deposits                            138,896        2,942      4.27     129,105       2,790      4.36
Federal funds purchased                                           1,910           52      5.47       1,208          32      5.38
Securities sold under repurchase agreements                      13,063          531      8.20      10,351         327      6.37
Other short-term borrowings                                      18,245          576      6.36      18,636         562      6.09
Long-term debt                                                   13,792          498      7.28      15,162         520      6.92
                                                               --------       ------              --------      ------
     Total interest-bearing liabilities                         185,906       $4,599      4.99     174,462      $4,231      4.89
                                                                              ======                            ======
Domestic noninterest-bearing deposits                            31,697                             36,914
Foreign noninterest-bearing deposits                              1,445                              1,723
Other noninterest-bearing liabilities                            21,576                             18,580
                                                               --------                           --------
     Total liabilities                                          240,624                            231,679
Trust preferred securities/g/                                     2,111                              1,842
Stockholders' equity                                             19,661                             20,097
                                                               --------                           --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $262,396                           $253,618
                                                               ========                           ========
Interest income as a percentage of average earning assets/e/                              8.07%                             8.14%
Interest expense as a percentage of average earning assets/e/                            (4.22)                            (4.00)
                                                                                         -----                             -----
        NET INTEREST MARGIN/e/                                                            3.85%                             4.14%
                                                                                         =====                             =====
------------------------------------------------------------------------------------------------------------------------------------


/a/ Average balances are obtained from the best available daily, weekly, or monthly data.
/b/ Interest income and average rates are presented on a taxable-equivalent basis. The taxable-equivalent adjustments are based on a marginal tax rate of 39 percent for 1998 and 40 percent for 1997.
/c/ Average balances include nonaccrual assets.
/d/ Refer to the table on page 31 of the Balance Sheet Review section for more detail on available-for-sale and held-to-maturity securities.
/e/ Certain amounts in prior periods have been reclassified to conform to the presentation in the current year.
/f/ Primarily consists of time deposits in denominations of $100,000 or more. /g/ Trust preferred securities represent corporation obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of the corporation. Related expenses are included in noninterest expense.

RESULTS OF OPERATIONS
================================================================================

NET INTEREST   Taxable-equivalent net interest income for the second quarter and
INCOME         the first six months of 1998 was $2,113 million and $4,214 million, respectively, down $103 million and $197 million from the corresponding periods of 1997. The decrease primarily resulted from sales of residential first mortgages, the effects of credit card securizations and continued higher funding costs.
               Excluding the effects of credit card securizations, taxable-equivalent net interest income for the second quarter and six months ended June 30, of 1998 would have decreased $11 million and $42 million, respectively, from the comparable 1997 periods.

               Average earning assets totaled $219.5 billion and $219.8 billion in the second quarter and first six months of 1998, respectively, up $3.9 billion and $6.2 billion from the same periods in 1997. The increases were largely attributable to trading account assets which rose $4.4 billion and $4.2 billion from the second quarter and first six months of 1997, respectively. In addition, securities purchased under resale agreements rose $1.2 billion and $1.9 billion from the comparable 1997 periods.

               BAC's net interest margin for the second quarter and first six months of 1998 was 3.86 percent and 3.85 percent, respectively, down 26 and 29 basis points from the comparable periods a year ago. The yield on average earning assets decreased 11 and 7 basis points from the second quarter and first six months of 1997, respectively. The decrease was primarily due to lower prevailing market rates and an increase in lower yielding assets. The cost of funds for the second quarter of 1998 increased from the same period a year ago primarily due to higher rates on securities sold under repurchase agreements, and other short-term borrowings.

               BAC's net interest income and margin include the recognition of hedging with certain on and off-balance sheet financial instruments. The recognition of hedging with derivative financial instruments reduced BAC's net interest income by approximately $25 million and $50 million in the second quarter and first six months of 1998, respectively, compared with an approximate decrease of $15 million and $35 million, respectively, in the corresponding periods of 1997.

================================================================================

NONINTEREST   Noninterest income for the second quarter and first half of 1998
INCOME        was $1,843 million and $3,656 million, respectively, representing increases of $417 million and $860 million from the comparable periods in 1997. These increases were due principally to growth in fees and commissions, and other noninterest income.

================================================================================

NONINTEREST INCOME

------------------------------------------------------------------------------------------------------------------
                                                                                                 Six Months Ended
                                                                    Second Quarter                   June 30
                                                                 -------------------           -------------------
(in millions)                                                    1998           1997           1998           1997
------------------------------------------------------------------------------------------------------------------
FEES AND COMMISSIONS
Deposit account fees:
  Retail                                                      $   253        $   272        $   504        $   543
  Commercial                                                      104             89            191            178
Credit and other card fees                                        100             93            191            180
Trust fees                                                         82             61            157            118
Other fees and commissions:
  Loan fees and charges                                           195            152            361            286
  Off-balance-sheet credit-related instrument fees                 78             75            151            153
  Financial services fees                                         111             56            193             94
  Mutual fund and annuity commissions                              31             26             54             52
  Other                                                           236            108            454            207
------------------------------------------------------------------------------------------------------------------
                                                                1,190            932          2,256          1,811
------------------------------------------------------------------------------------------------------------------
TRADING INCOME                                                    119            218            370            406
------------------------------------------------------------------------------------------------------------------
OTHER NONINTEREST INCOME
Equity investment activities                                      125             98            315            204
Net gain on sales of loans                                        149             44            264            103
Net gain (loss) on available-for-sale debt securities              12             (1)            73             12
Net gain (loss) on sales of subsidiaries and operations           (41)            27            (21)            40
Other income                                                      289            108            399            220
------------------------------------------------------------------------------------------------------------------
                                                                  534            276          1,030            579
------------------------------------------------------------------------------------------------------------------
                                                              $ 1,843        $ 1,426        $ 3,656        $ 2,796
--------------------------------------------------------------====================================================

             Fees and commissions, the largest component of noninterest income, for the second quarter and first six months of 1998 increased $258 million and $445 million, respectively, from the same periods a year ago, reflecting BAC's continued focus on expanding its fee-generating activities. Revenues earned from financial services fees increased $55 million and $99 million for the second quarter and first half of 1998, respectively, compared with the corresponding periods in 1997. These increases were mainly attributable to higher revenues from private placement and management services, syndication and brokerage services, and the Robertson Stephens businesses acquired during the fourth quarter of 1997. Loan fees and charges, which are reported net of amortization expense and valuation adjustments on servicing assets, increased $43 million and $75 million for the second quarter and first six months of 1998, respectively, from the comparable periods a year ago. These increases were primarily due to higher loan servicing fees from growth in credit card securitizations, partially offset by higher valuation adjustments on mortgage servicing assets. The growth in the "other" component of other fees and commissions of $128 million and $247 million for the second quarter and first half of 1998, respectively, compared to the same periods in 1997, was largely associated with the acquisition of the Robertson Stephens businesses, resulting in higher revenues from investment banking and underwriting fees as well as from brokerage commissions.

================================================================================

               Other noninterest income totaled $534 million and $1,030 million in the second quarter and first half of 1998, respectively, representing growth of $258 million and $451 million from the second quarter and first half of 1997. The growth included higher income related to net gain on sales of loans, equity investment activities, and the "other" component of other noninterest income. Net gain on sales of loans increased by $105 million and $161 million for the second quarter and first half of 1998, respectively, compared to the same periods in the prior year, largely due to growth in sales of residential first mortgages and securitizations of manufactured housing loans. Noninterest income related to equity investment activities increased $27 million and $111 million for the second quarter and first half of 1998, respectively, compared to the same periods in 1997, primarily due to higher realized gains on sales of equity investments. The growth in the "other" component of other noninterest income of $181 million and $179 million for the second quarter and first half of 1998, respectively, compared to the same periods in 1997, was mainly associated with an $84 million pre-tax gain on the sale of Columbia Seafirst Center and a $56 million pre-tax gain on leasing-related activities, that were recognized in the second quarter of 1998. These increases were partially offset by decreases in net gain on sales of subsidiaries and operations of $68 million and $61 million in the second quarter and first half of 1998, respectively, from the comparable periods in 1997. The decrease was primarily attributable to a second-quarter 1998 pre-tax accrual of a $45 million estimated loss associated with the decision to sell Robertson Stephens Investment Management.

               The growth in noninterest income was partially offset by decreases in trading income of $99 million and $36 million in the second quarter and first half of 1998, respectively, compared to the same periods in 1997. These decreases were mainly attributable to volatility in emerging markets.

--------------------------------------------------------------------------------

NONINTEREST    Noninterest expense for the second quarter and first half of 1998
EXPENSE        was $2,303 million and $4,591 million, respectively, representing increases of $256 million and $511 million from the comparable periods in 1997. These increases largely reflected higher personnel expense and other noninterest expense.

               Personnel expense, the largest component of noninterest expense, increased $126 million and $327 million for the second quarter and first half of 1998, respectively, from the same periods a year ago. These increases were primarily associated with the Robertson Stephens businesses acquired in the fourth quarter of 1997. In addition, these increases included higher variable pay related to increased loan origination volumes. BAC's staff level on a full-time equivalent (FTE) basis was approximately 77,100 at June 30, 1998, down from approximately 77,400 at June 30, 1997. FTE is a measurement equal to one full-time employee working a standard work day. BAC had approximately 89,300 total employees, both full-time and part-time, at June 30, 1998, down from approximately 91,000 at June 30, 1997.

================================================================================

               Other noninterest expense was $741 million and $1,438 million in the second quarter and first half of 1998, respectively, representing increases of $112 million and $172 million from the comparable periods in 1997. These increases were mainly due to higher professional services fees and other expenses. The increase in professional services fees was primarily due to increases in outside legal and consulting services. In addition, the growth in "other expense" from the second quarter and first half of 1997 reflected modest increases in various expense categories.

================================================================================

NONINTEREST EXPENSE

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Six Months Ended
                                                                              Second Quarter                         June 30
                                                                       -------------------------           -------------------------
(in millions)                                                             1998              1997              1998              1997
------------------------------------------------------------------------------------------------------------------------------------
PERSONNEL
Salaries                                                               $ 1,007           $   873           $ 2,057           $ 1,712
Employee benefits                                                          181               189               360               378
------------------------------------------------------------------------------------------------------------------------------------
                                                                         1,188             1,062             2,417             2,090
------------------------------------------------------------------------------------------------------------------------------------

OCCUPANCY                                                                  195               183               386               369
------------------------------------------------------------------------------------------------------------------------------------

EQUIPMENT                                                                  179               173               350               355
------------------------------------------------------------------------------------------------------------------------------------
OTHER NONINTEREST EXPENSE
Professional services                                                      134                82               246               157
Communications                                                              98                96               195               189
Amortization of intangibles                                                 90                89               181               180
Other expense                                                              419               362               816               740
------------------------------------------------------------------------------------------------------------------------------------
                                                                           741               629             1,438             1,266
------------------------------------------------------------------------------------------------------------------------------------

                                                                       $ 2,303           $ 2,047           $ 4,591           $ 4,080
-----------------------------------------------------------------------=============================================================

Full-time-equivalent staff at period end                                77,100            77,400
Employees at period end                                                 89,300            91,000
------------------------------------------------------------------------------------------------------------------------------------

YEAR 2000      BAC's noninterest expense for the second quarter and six months ended June 30, 1998 included approximately $66 million and $126 million, respectively, incurred in connection with ongoing efforts to make its computer systems year 2000 compliant.

               For additional information regarding the year 2000 issue, refer to page 28 of BAC's 1997 Annual Report to Shareholders.

INCOME         The provision for income taxes was $526 million and $540
TAXES          million for the quarters ended  June 30, 1998 and 1997,
               respectively, reflecting forecasted annual effective income tax rates of 38.2 percent and 40.3 percent, respectively.

               For further information concerning BAC's provision for federal, state, and foreign income taxes for the most recent five quarters, refer to Note 8 of Notes to Consolidated Financial Statements on page 9.

BALANCE SHEET REVIEW
================================================================================

               Interest-earning assets totaled $220 billion at June 30, 1998, up $4 billion or 2 percent, from year-end 1997. Growth in interest-earning assets, primarily federal funds sold, trading account assets, and securities purchased under resale agreements, was largely funded through increases in foreign interest-bearing deposits, securities sold under repurchase agreements and other short-term borrowings.

               Total deposits at June 30, 1998 were $178 billion, an increase of $6 billion from December 31, 1997. The growth was predominantly attributable to a $4.3 billion increase in foreign interest-bearing deposits as a result of BAC's continued participation in selected global markets.

================================================================================

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES - AVERAGE BALANCES, INTEREST, AND AVERAGE RATES

------------------------------------------------------------------------------------------------------------------------------------
                                                       Second Quarter 1998                                  Second Quarter 1997
                                    -------------------------------------------------------------     ------------------------------
                                                                                        Rate
                                                                         Rate       based on
                                                                     based on      amortized
(dollar amounts in millions)         Balance/a/     Interest/b/    fair value/b/        cost/b/     Balance/a/     Interest/b/
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES


U.S. Treasury and other government
  agency securities                   $ 1,013        $    14             5.82%          5.84%         $ 1,533         $    26
Mortgage-backed securities              7,751            131             6.76           6.84            6,415             112
Other domestic securities               1,070             17             6.27           6.55              870              13
Foreign securities                      2,569/c/          52             8.09/d/        7.87/d/         2,459/c/           49
------------------------------------------------------------------------------------------------------------------------------------
                                      $12,403        $   214             6.92%          6.95%         $11,277         $   200
--------------------------------------==============================================================================================



----------------------------------------------------------------------
                                          Second Quarter 1997
----------------------------------------------------------------------
                                                            Rate
                                            Rate        based on
                                        based on       amortized
(dollar amounts in millions)          fair value/b/         cost/b/
----------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
  agency securities                         6.77%           6.61%
Mortgage-backed securities                  6.97            6.91
Other domestic securities                   5.94            6.53
Foreign securities                          8.06/d/         7.68/d/
----------------------------------------------------------------------
                                            7.10%           7.02%
--------------------------------------------==========================


                                                                  Second Quarter 1998                   Second Quarter 1997
                                                      --------------------------------------  --------------------------------------
(dollar amounts in millions)                          Balance/a/    Interest/b/    Rate/b/    Balance/a/    Interest/b/    Rate/b/
------------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government agency securities  $   67          $    1       4.45%       $   10        $     -/e/    5.87%
Mortgage-backed securities                             1,747              32       7.40         2,062             39       7.49
State, county, and municipal securities                  287               6       7.65           384              7       7.52
Other domestic securities                                 54               1       6.68            54              1       6.86
Foreign securities                                     1,355              23       6.93         1,408             26       7.34
------------------------------------------------------------------------------------------------------------------------------------

                                                      $3,510          $   63       7.17%       $3,918        $    73       7.44%
------------------------------------------------------==============================================================================


                                                                           Six Months Ended June 30
                                       ---------------------------------------------------------------------------------------------
                                                             1998                                                1997
                                       ---------------------------------------------------------------------------------------------
                                                                                           Rate
                                                                          Rate         based on
                                                                      based on        amortized
(dollar amounts in millions)           Balance/a/    Interest/b/    fair value/b/          cost/b/     Balance/a/    Interest/b/
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
  agency securities                    $ 1,148        $    34             5.96%            6.06%       $ 1,435        $    48
Mortgage-backed securities               7,716            262             6.80             6.89          6,476            222
Other domestic securities                1,058             32             6.03             6.44            903             26
Foreign securities                       2,687/c/         105             7.88/d/          7.71/d/       2,622/c/         107
------------------------------------------------------------------------------------------------------------------------------------
                                       $12,609        $   433             6.89%            6.96%       $11,436        $   403
------------------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------
                                                   1997
-----------------------------------------------------------------------
                                                             Rate
                                            Rate         based on
                                        based on        amortized
(dollar amounts in millions)          fair value/b/          cost/b/
-----------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury and other government
  agency securities                         6.70%            6.58%
Mortgage-backed securities                  6.85             6.83
Other domestic securities                   5.83             6.53
Foreign securities                          8.23/d/          7.90/d/
-----------------------------------------------------------------------
                                            7.07%            7.03%
-----------------------------------------------------------------------

                                                                                 Six Months Ended June 30
                                                     -------------------------------------------------------------------------------
                                                                        1998                                  1997
                                                     -------------------------------------------------------------------------------
(dollar amounts in millions)                          Balance/a/    Interest/b/    Rate/b/    Balance/a/    Interest/b/    Rate/b/
------------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES

U.S. Treasury and other government agency securities   $   60         $    1       3.89%       $   12         $    1       5.99%
Mortgage-backed securities                              1,793             67       7.43         2,095             78       7.47
State, county, and municipal securities                   294             11       7.56           388             15       7.48
Other domestic securities                                  54              2       7.35            55              2       6.84
Foreign securities                                      1,365             48       7.09         1,463             63       8.74
------------------------------------------------------------------------------------------------------------------------------------
                                                       $3,566         $  129       7.25%       $4,013         $  159       7.93%
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

================================================================================

CREDIT CARD         BAC has securitized and sold $5,621 million in credit card
SECURITIZATIONS     receivables since mid-1996. The securitizations affect,
                    among other things, the manner and time period in which revenue is reported in the consolidated statement of operations. The amounts that would otherwise be included in net interest income are, instead, included in noninterest income as fees and commissions, net of any credit losses on the securitized portion of the credit card portfolio.

                    The table below shows the impact of the securitizations of credit card receivables on BAC's results of operations and financial position as of June 30, 1998.

================================================================================

IMPACT OF CREDIT CARD SECURITIZATIONS

----------------------------------------------------------------------------------------------------------------------------
                                                                                      Six Months Ended June 30, 1998
                                                                            ------------------------------------------------
                                                                                  Including
                                                                                   Loans of         Impact of
                                                                                Credit Card       Credit Card
(dollar amounts in millions)                                                Securitizations   Securitizations      Reported
---------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net interest income                                                             $  4,431       $   (230)/a/        $  4,201
Credit card fees                                                                     233            (42)/a/             191
Other noninterest income                                                           3,337            128 /a/           3,465
---------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                                    8,001           (144)/a/           7,857
Noninterest expense                                                                4,591             --               4,591
---------------------------------------------------------------------------------------------------------------------------
  Income before provision for credit
     losses and income taxes                                                       3,410           (144)/a/           3,266
Provision for credit losses                                                          630           (155)/a b/           475
---------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                    $  2,780       $     11 /a/        $  2,791
--------------------------------------------------------------------------------===========================================

NET INTEREST MARGIN                                                                 3.77%          0.08%/a/            3.85%
---------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA AT PERIOD END
Credit card loans outstanding                                                   $ 10,772       $ (5,621)/c/        $  5,151
Total assets                                                                     269,506         (5,621)/c/         263,885
---------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEET DATA
Credit card loans                                                                 10,432         (4,599)/c/           5,833
Earning assets                                                                   224,424         (4,599)/c/         219,825
Total assets                                                                     266,995         (4,599)/c/         262,396
---------------------------------------------------------------------------------------------------------------------------

NET CREDIT LOSSES - CREDIT CARD PORTFOLIO                                            350           (155)/c/             195
---------------------------------------------------------------------------------------------------------------------------

SELECTED FINANCIAL RATIOS
Annualized ratio of net credit losses on credit card loans
  to average credit card loans outstanding                                          6.75%         (0.01)%/c/           6.74%
Delinquent credit card loan ratio/d/                                                4.33          (0.48) /c/           3.85
---------------------------------------------------------------------------------------------------------------------------

 /a/ Includes the effects of accumulated credit card securitizations of $5,621 million at June 30, 1998.
 /b/ Represents provision for credit losses applicable to the investor's share. /c/ Includes the effects of accumulated credit card securitizations of $5,621 million at June 30, 1998, which includes a $500 million purchased credit card portfolio.
 /d/  30 days or more past due.

CREDIT RISK MANAGEMENT
================================================================================

LOAN PORTFOLIO      Total loans at June 30, 1998 decreased $1.5 billion, or 1
MANAGEMENT          percent, from year-end 1997. This decline was primarily in the domestic consumer portfolio, which decreased by $5.7 billion, or 8 percent, from year-end 1997 due primarily to increased securitizations of credit card receivables. This decline was also reflected in most all domestic consumer loan categories. Partially offsetting this decline were increases in the domestic commercial and foreign loan portfolios.

================================================================================

LOAN OUTSTANDINGS

-------------------------------------------------------------------------------------------------------------------------
                                                                  1998                              1997
                                                          ----------------------      -----------------------------------
(in millions)                                             June 30       March 31      Dec. 31       Sept. 30      June 30
-------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
   Residential first mortgages/b/                        $ 31,600      $ 31,711      $ 33,295      $ 35,805      $ 37,163
   Residential junior mortgages/b/                         12,561        12,920        13,301        13,389        13,700
   Other installment                                       17,818        18,179        18,418        18,432        18,410
   Credit card/a/                                           5,151         5,680         6,697         7,050         7,624
   Other individual lines of credit                           955         1,833         1,937         1,939         1,961
   Other                                                      360           353           461           442           413
-------------------------------------------------------------------------------------------------------------------------
                                                           68,445        70,676        74,109        77,057        79,271
Commercial:
   Commercial and industrial/b/                            40,036        37,765        37,595        35,105        35,621
   Loans secured by real estate                            12,783        12,968        12,897        12,833        12,669
   Financial institutions                                   3,724         3,571         3,485         3,452         2,947
   Lease financing                                          2,767         2,861         2,892         2,700         2,809
   Loans for purchasing or carrying securities              2,970         2,794         2,668         2,000         2,616
   Construction and development loans
     secured by real estate                                 2,434         2,350         2,206         2,257         2,262
   Agricultural                                             1,651         1,641         1,824         1,774         1,560
   Other                                                    1,859         1,904         1,896         1,745         1,738
-------------------------------------------------------------------------------------------------------------------------
                                                           68,224        65,854        65,463        61,866        62,222
-------------------------------------------------------------------------------------------------------------------------
                                                          136,669       136,530       139,572       138,923       141,493
FOREIGN
Commercial and industrial                                  18,478        18,939        18,484        18,260        17,762
Banks and other financial institutions                      4,533         3,815         3,904         4,295         4,818
Governments and official institutions                         810           723           840           861           851
Other                                                       6,131         5,513         5,304         5,670         5,237
-------------------------------------------------------------------------------------------------------------------------
                                                           29,952        28,990        28,532        29,086        28,668
-------------------------------------------------------------------------------------------------------------------------
         TOTAL LOANS                                      166,621       165,520       168,104       168,009       170,161
Less:  Allowance for credit losses                          3,517         3,517         3,500         3,504         3,563
-------------------------------------------------------------------------------------------------------------------------
                                                         $163,104      $162,003      $164,604      $164,505      $166,598
---------------------------------------------------------================================================================

/a/ Excludes outstanding securitized credit card receivables of $5,621 million at June 30, 1998, $4,871 million at March 31, 1998, $3,621 million at December 31, 1997, $2,971 million at September 30, 1997, and $2,221 million at June 30, 1997.
/b/ Amounts in prior periods have been reclassified to conform to the current presentation.

                    Domestic Consumer Loans -- Growth in residential first mortgages during the second quarter of 1998 was more than offset by the sale of $7.0 billion of mortgages from the portfolio, resulting in a net decrease of $1.7 billion from year-end 1997. The credit card loan portfolio decreased $1.5 billion from year-end 1997, substantially all due to the securitization of credit card receivables.

================================================================================

                    Domestic Commercial Loans -- Domestic commercial loans at June 30, 1998 increased $2.8 billion, or 4.2 percent, from year-end 1997, primarily reflecting strong growth in the commercial and industrial loan category. The growth in commercial and industrial loans reflected BAC's efforts to diversify its market share as well as increased loan demand from large corporate and middle market borrowers in various industries throughout the United States.

                    Foreign Loans -- Foreign loans increased $1.4 billion from its level at December 31, 1997. This growth was primarily due to increases in lease financing and loans to banks and other financial institutions.

================================================================================

DOMESTIC CONSUMER LOANS BY GEOGRAPHIC AREA AND LOAN TYPE AS OF JUNE 30, 1998

-------------------------------------------------------------------------------------------------------------------------------
                           Residential    Residential
                                 First         Junior   Manufactured                       Credit          Other          Total
(in millions)                Mortgages      Mortgages        Housing          Auto           Card       Consumer       Consumer
-------------------------------------------------------------------------------------------------------------------------------
California                    $22,033        $ 8,882        $   789        $ 3,137        $ 1,155        $ 1,857        $37,853
Washington                      1,367          1,631            302          1,857          1,092            755          7,004
Arizona                         1,174            482            220            577            191             75          2,719
Texas                             614            135            578            801            174             46          2,348
Oregon                            778            428            130            221            189             85          1,831
Other/a/                        5,634          1,003          5,715          1,623          2,350            365         16,690
-------------------------------------------------------------------------------------------------------------------------------
                              $31,600        $12,561        $ 7,734        $ 8,216        $ 5,151        $ 3,183        $68,445
------------------------------=================================================================================================

/a/ No other state individually exceeded 2 percent of total domestic consumer loans.

                    Delinquent domestic consumer loans 30 days or more past due totaled $1,339 million at June 30, 1998, a decrease of $366 million from the December 31, 1997 level. The decrease was a result of a lower level of delinquencies in all consumer loan categories, primarily in credit card and other consumer loans. At June 30, 1998, the delinquency ratio for residential first mortgages decreased 15 basis points to
                    2.38 percent from the December 31, 1997 ratio in spite of a decline in the outstanding balance due to sales and prepayments.

================================================================================
DOMESTIC CONSUMER LOAN DELINQUENCY INFORMATION/a/

--------------------------------------------------------------------------------------------------------------------------
                                                      1998                                        1997
                                          ---------------------------         --------------------------------------------
(dollar amounts in millions)                June 30          March 31          Dec. 31           Sept. 30          June 30
--------------------------------------------------------------------------------------------------------------------------
DELINQUENT CONSUMER LOANS
Residential first mortgages               $     752         $     810         $     844         $     909        $     907
Residential junior mortgages                    109               119               138               122              144
Credit card                                     198               251               305               313              322
Other                                           280               304               418               391              352
--------------------------------------------------------------------------------------------------------------------------
                                          $   1,339         $   1,484         $   1,705         $   1,735        $   1,725
------------------------------------------================================================================================

DELINQUENT CONSUMER LOAN RATIOS/b/
Residential first mortgages                    2.38%             2.55%             2.53%             2.54%            2.44%
Residential junior mortgages                   0.87              0.92              1.03              0.91             1.05
Credit card                                    3.85              4.42              4.56              4.43             4.23
Other                                          1.46              1.49              2.01              1.88             1.69
Total                                          1.96              2.10              2.30              2.25             2.18
------------------------------------------================================================================================

/a/ 30 days or more past due.
/b/ Ratios represent delinquent balances expressed as a percentage of total loans for that loan category.

================================================================================

RECENT              As anticipated, problems in several Asian economies persist.
INTERNATIONAL       Indonesia has taken certain positive steps to correct its
DEVELOPMENTS        problems but is expected to continue to experience a severe decrease in its economic activity for the foreseeable future. Nothing has yet occurred to alter management's view that the problems of the Asian economies will require some years to resolve. The recent nuclear tests in India and Pakistan have added another complicating factor to the region's situation. In addition, the economies of the world are currently so interrelated that slow growth or recession in a major country such as Japan has significant implications for other countries that trade with it or, in normal times, receive net positive loan and investment proceeds from it.

                    The impact of any widespread downturn in economic activity depends not only on the severity and geographic scope of the downturn but also on its length. Many companies during these times can survive and pay their debts but the more severe the downturn is, and the longer it persists, the more companies will have difficulty meeting their obligations. This situation will have some effect on the repayment of amounts owed to lenders, including BAC; however, the nature and extent of this effect cannot presently be determined.

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

                    In connection with its efforts to maintain a diversified portfolio, BAC limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. The table on page 36 sets forth selected regional foreign exposures of BAC as of June 30, 1998. Exposure represents loans, securities, including restructured debt, unrealized gains on derivative and foreign exchange products, unused commitments, and other monetary assets.

                    The table on page 36 reflects gross local country claims, as opposed to net local currency claims. Gross local country claims represent claims of BAC's foreign offices on local country residents, regardless of the currency. In addition, gross local country claims and "Other" include derivative products and unused commitments. The table portrays a comprehensive picture of BAC's foreign exposures in the regions presented.

================================================================================
REGIONAL FOREIGN EXPOSURES

------------------------------------------------------------------------------------------------------------------------------------
(in millions)
                                                                                    June 30, 1998
                                                      ------------------------------------------------------------------------------
                                                                              Total
                                                         Total         Cross-border             Gross Local
REGION/COUNTRY                                        Exposure/a/             Loans          Country Claims/b/             Other/c/
------------------------------------------------------------------------------------------------------------------------------------
ASIA
China                                                  $   494              $   209                 $   102              $   183
Hong Kong                                                5,131                   74                   4,744                  313
India                                                    2,231                  317                   1,630                  284
Indonesia                                                  713                  259                     233                  221
Japan                                                    3,199                  201                   1,487                1,511
Korea (South)                                            2,510                  796                     412                1,302
Malaysia                                                   898                    9                     824                   65
Pakistan                                                   433                    8                     419                    6
Philippines                                                585                  216                     173                  196
Singapore                                                1,846                  115                   1,620                  111
Taiwan                                                   1,637                  404                   1,134                   99
Thailand                                                 1,232                  130                     854                  248
Other                                                       77                 --                        77                 --
------------------------------------------------------------------------------------------------------------------------------------
  Total                                                 20,986                2,738                  13,709                4,539
------------------------------------------------------------------------------------------------------------------------------------
CENTRAL AND EASTERN EUROPE
Russia Federation                                          412                   84                      12                  316
Other                                                      645                  242                     102                  301
------------------------------------------------------------------------------------------------------------------------------------
  Total                                                  1,057                  326                     114                  617
------------------------------------------------------------------------------------------------------------------------------------
LATIN AMERICA
Argentina                                                1,693                  273                     908                  512
Brazil                                                   2,541                1,064                   1,039                  438
Chile                                                    1,924                1,254                     578                   92
Colombia                                                   557                  472                      53                   32
Mexico                                                   3,895                1,916/d/                  486                1,493
Venezuela                                                  568                  129                      83                  356
Other                                                      129                    3                    --                    126
------------------------------------------------------------------------------------------------------------------------------------
                                                        11,307                5,111                   3,147                3,049
------------------------------------------------------------------------------------------------------------------------------------
     Total                                             $33,350              $ 8,175/e/              $16,970              $ 8,205
-------------------------------------------------------=============================================================================

/a/ Includes the following foreign assets: loans, accrued interest, acceptances, interest-bearing deposits in banks, trading account assets, available-for-sale and held-to-maturity securities, other interest-earning investments, and other monetary assets. Amounts also include unrealized gains on off-balance-sheet instruments, unused commitments, and available-for-sale and held-to-maturity securities that are collateralized by U.S. Treasury securities.

/b/ Represents claims of BAC's foreign offices on local country residents, including trading account assets, derivative products, unused commitments, and available-for sale and held-to-maturity securities regardless of the currency.

/c/ Includes: accrued interest receivable, acceptances, interest-bearing deposits in banks, trading account assets, other interest-earning investments, other short-term monetary assets, unrealized gains on off-balance-sheet instruments, unused commitments, and available-for-sale and held-to-maturity securities, including securities that are collateralized by U.S. Treasury securities as follows: Mexico - $1,058 million, Venezuela - $252 million, Philippines - $22 million, and Latin America Other - $89 million. Held-to-maturity securities amounted to $1,117 million with a fair value of $1,062 million.

/d/ Includes a $30 million loan that is collateralized by zero-coupon U.S. Treasury securities.

/e/  Amount includes nonaccrual loans of $325 million.

================================================================================

SUMMARY OF TOTAL EXPOSURE WITH SOUTH KOREA
--------------------------------------------------------------------------------
(in millions)
--------------------------------------------------------------------------------
Balance, March 31, 1998                                                  $2,885
Net change in short-term and long-term exposure                            (306)
New principal                                                               373
Principal repayments                                                       (442)
--------------------------------------------------------------------------------
     Balance, June 30, 1998                                              $2,510
--------------------------------------------------------------------------------

ALLOWANCE FOR       The allowance for credit losses at June 30, 1998 was $3,517
CREDIT LOSSES       million, or 2.11 percent of loans outstanding, compared with
                    $3,500 million, or 2.08 percent, at December 31, 1997. The ratio of the allowance for credit losses to total nonaccrual assets was 370 percent at June 30, 1998, down from 389 percent at December 31, 1997.

                    Management develops the allowance for credit losses using a "building block approach" for various portfolio segments. Significant loans, particularly those considered to be impaired, are individually analyzed, while other loans are analyzed by portfolio segment. In establishing the allowance for the portfolio segments, the Bank's credit officers include results obtained from statistical models using historical loan performance data.

                    After an allowance has been established for the loan portfolio segments, credit management determines an unallocated portion of the allowance for credit losses, which is attributable to factors that cannot be associated with a specific loan or portfolio segment. These factors include general economic conditions, recognition of specific regional and international geographic concerns, and trends in portfolio growth. When events occur that allow credit management to more clearly identify the risks in the portfolio, the unallocated portion of the allowance for credit losses may be reduced. The decline in the unallocated portion in the quarters ended March 31, 1998 and December 31, 1997 reflected corresponding increases in the reserves for specific portfolio segments, primarily in the foreign component due to Asia and emerging markets globally. The increase in the unallocated portion in the quarter ended June 30, 1998 reflected corresponding decreases in the reserves for specific portfolio segments, primarily in the domestic consumer component, due to continued asset securitization and sale activity.

================================================================================

COMPOSITION OF ALLOWANCE FOR CREDIT LOSSES

---------------------------------------------------------------------------------------------------------------------
                                                              1998                                 1997
                                                       ---------------------       ----------------------------------
(in millions)                                          June 30      March 31       Dec. 31       Sept. 30     June 30
---------------------------------------------------------------------------------------------------------------------
Special mention and classified:
  Migration model benchmark                            $  470        $  476        $  353        $  318        $  316
  Qualitative credit management evaluation                737           629           592           398           370
---------------------------------------------------------------------------------------------------------------------
     Total special mention and classified               1,207         1,105           945           716           686

Other:
  Domestic consumer                                     1,218         1,350         1,432         1,469         1,523
  Domestic commercial                                     291           286           282           279           262
  Foreign                                                 469           556           591           388           310
---------------------------------------------------------------------------------------------------------------------
     Total allocated                                    3,185         3,297         3,250         2,852         2,781
Unallocated                                               332           220           250           652           782
---------------------------------------------------------------------------------------------------------------------
                                                       $3,517        $3,517        $3,500        $3,504        $3,563
-------------------------------------------------------==============================================================

===============================================================================

QUARTERLY CREDIT LOSS EXPERIENCE

------------------------------------------------------------------------------------------------------------------------------------
                                                                    1998                   1997                   Six Months Ended
                                                            ------------------  ----------------------------         June 30
                                                             Second     First   Fourth     Third     Second    ---------------------
(dollar amounts in millions)                                 Quarter   Quarter  Quarter   Quarter    Quarter     1998        1997
------------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period                                $ 3,517   $ 3,500   $ 3,504  $ 3,563    $ 3,538    $ 3,500     $ 3,523
CREDIT LOSSES
Domestic consumer:
  Residential first mortgages                                     3         4         3        4          7          7          14
  Residential junior mortgages                                    6         9        11       10         13         15          26
  Credit card                                                    95       123       121      132        134        218         258
  Other installment                                              87       107       107       99         85        194         189
  Other individual lines of credit                               20        23        24       21         22         43          43
  Other                                                           9         7         7        6          5         16          10
Domestic commercial:
  Commercial and industrial                                      33        15        27       52         24         48          40
  Loans secured by real estate                                    1        --        17        3          2          1           3
  Financial institutions                                         --        --        --       --         --         --          --
  Lease financing                                                --         1         3        1         --          1          --
  Construction and development loans secured by real estate       1        --         1        5         --          1           1
  Loans for purchasing or carrying securities                    --        --        --       --         --         --          --
  Agricultural                                                   --        --         1       --         --         --          --
Foreign                                                          57        39        51        4          9         96          11
------------------------------------------------------------------------------------------------------------------------------------
     Total credit losses                                        312       328       373      337        301        640         595

CREDIT LOSS RECOVERIES
Domestic consumer:
  Residential first mortgages                                    --        --         1       --         --         --          --
  Residential junior mortgages                                    4         3         2        3          5          7           9
  Credit card                                                    11        12         9       10         10         23          19
  Other installment                                              48        45        39       36         36         93          81
  Other individual lines of credit                                2         2         2        2          2          4           4
  Other                                                           2         2         2        1          1          4           2
Domestic commercial:
  Commercial and industrial                                      10         7        15        6          5         17          21
  Loans secured by real estate                                    1         1         3        1          2          2           4
  Financial institutions                                         --        --        79       --         --         --          --
  Lease financing                                                --        --        --        1         --         --           1
  Construction and development loans secured by real estate       1        --         2        4          8          1          11
  Loans for purchasing or carrying securities                    --        --        --        4         --         --          --
  Agricultural                                                   --         1        --        1          1          1           2
Foreign                                                           3        16         5        9          7         19          13
-----------------------------------------------------------------------------------------------------------------------------------
     Total credit loss recoveries                                82        89       159       78         77        171         167
-----------------------------------------------------------------------------------------------------------------------------------
       Total net credit losses                                  230       239       214      259        224        469         428
Provision for credit losses                                     230       245       220      260        250        475         470
Other net additions (deductions)                                 --        11       (10)     (60)/a/     (1)        11          (2)
-----------------------------------------------------------------------------------------------------------------------------------
         BALANCE, END OF PERIOD                             $ 3,517   $ 3,517   $ 3,500  $ 3,504    $ 3,563    $ 3,517     $ 3,563
------------------------------------------------------------========================================================================

ANNUALIZED RATIO OF NET CREDIT LOSSES (RECOVERIES)
  TO AVERAGE LOAN OUTSTANDINGS
Domestic consumer:
  Residential first mortgages                                  0.03%     0.05%     0.02%    0.05%      0.08%      0.04%       0.08%
  Residential junior mortgages                                 0.09      0.17      0.23     0.22       0.25       0.13        0.27
  Credit card                                                  6.35      7.07      6.41     6.32       6.07       6.74        5.82
  Other installment                                            0.86      1.36      1.48     1.35       1.08       1.11        1.22
  Other individual lines of credit                             4.00      4.49      4.61     3.99       3.98       4.25        3.94
  Other                                                        6.82      5.97      4.93     4.77       3.64       6.41        3.77
Domestic commercial:
  Commercial and industrial                                    0.24      0.09      0.14     0.52       0.22       0.16        0.11
  Loans secured by real estate                                 0.01      0.47      0.45     0.07      (0.01)      0.24       (0.03)
  Financial institutions                                         --      0.01     (9.26)      --         --       0.01          --
  Lease financing                                              0.01      0.06      0.45       --         --       0.03       (0.05)
  Construction and development loans secured by real estate   (0.02)    (2.86)    (0.20)    0.20      (1.47)     (1.40)      (0.93)
  Loans for purchasing or carrying securities                    --     (0.01)       --    (0.71)        --         --          --
  Agricultural                                                (0.11)    (0.11)     0.05    (0.24)     (0.12)     (0.11)      (0.20)
     Total domestic                                            0.51      0.63      0.48     0.76       0.64       0.57        0.62
Foreign                                                        0.74      0.33      0.65    (0.08)      0.04       0.54       (0.01)
      TOTAL                                                    0.55      0.58      0.51     0.62       0.54       0.57        0.52
RATIO OF ALLOWANCE TO LOANS AT PERIOD END                      2.11      2.13      2.09     2.10       2.11       2.11        2.11
EARNINGS COVERAGE OF NET CREDIT LOSSES/b/                      7.18x     6.77x     7.17x    6.30x      7.08x      6.97x       7.28x
-----------------------------------------------------------------------------------------------------------------------------------

/a/ Represents the deduction in the provision for credit losses related to the sale of Security Pacific Financial Services.
/b/ Earnings coverage of net credit losses is calculated as income before income taxes plus the provision for credit losses as a multiple of net credit losses.

================================================================================

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES BY LOAN TYPE/a/

----------------------------------------------------------------------------------------------------------------------------------
                                                                 June 30, 1998                               March 31, 1998
                                                       ---------------------------------             -----------------------------
                                                                                Percent                                  Percent
                                                                                of Loan                                  of Loan
(dollar amounts in millions)                           Allowance               Category               Allowance         Category
----------------------------------------------------------------------------------------------------------------------------------
Domestic consumer:
  Residential first mortgages                           $   61                  0.19%                 $   78               0.24%
  Residential junior mortgages                              87                  0.69                      98               0.76
  Credit card                                              320                  6.22                     373               6.56
  Other consumer                                           749                  3.92                     801               3.93

Domestic commercial:
  Commercial and industrial/b/                             528                  1.18                     538               1.27
  Loans secured by real estate                             180                  1.41                     184               1.42
  Financial institutions                                     4                  0.10                      11               0.31
  Lease financing                                           34                  1.22                      33               1.16
  Construction and development loans
     secured by real estate                                 52                  2.13                      50               2.12
  Agricultural                                              22                  1.36                      22               1.36
Foreign                                                  1,148                  3.83                   1,109               3.83
Unallocated                                                332                  --                       220               --
----------------------------------------------------------------------------------------------------------------------------------
     Total                                              $3,517                  2.11%                 $3,517               2.13%
--------------------------------------------------------==========================================================================


/a/ Includes the allowance for credit losses on impaired loans of $158 million and $171 million at June 30, 1998 and March 31, 1998, respectively. While management has allocated this allowance to various portfolio segments, it is general in nature and is available for the loan portfolio in its entirety.
/b/ Includes the allowance for credit losses for commercial and industrial loans, loans for purchasing or carrying securities, and other commercial loans.

                    Net credit losses for the second quarter of 1998 amounted to $230 million, an increase of $6 million from the same period a year ago. This increase was the result of increased net credit losses in the foreign and domestic commercial portfolios offset by decreases in the domestic consumer portfolio. Foreign net credit losses for the second quarter of 1998 increased $52 million from the comparable period in 1997 as a result of the ongoing financial problems in the Asian economies.

                    In the domestic portfolios, domestic consumer net credit losses for the second quarter of 1998 totaled $153 million, a decrease of $59 million from the amount reported in the second quarter of 1997. Domestic commercial net credit losses for the second quarter of 1998 totaled $23 million, an increase of $13 million from the comparable period in 1997.

================================================================================

NONPERFORMING       Nonperforming assets comprise assets that are on nonaccrual
ASSETS              status and other real estate owned (OREO).

                    Total nonaccrual assets increased $52 million, or 6 percent, between year-end 1997 and June 30, 1998. This increase resulted from additional loans being placed on nonaccrual status, primarily foreign loans, partially offset by a decrease in domestic consumer and commercial and industrial loans. The increase in foreign nonaccrual loans was concentrated in Asia primarily due to the previously discussed economic pressures in this area.

                    At June 30, 1998, the ratio of nonaccrual loans to total loans was 0.57 percent, up from 0.53 percent at December 31, 1997. In addition, the ratio of nonperforming assets to total assets increased slightly from year-end 1997 to 0.43 percent at June 30, 1998.

                    For further information concerning nonaccrual assets, refer to the table below and on pages 41 and 42.

===============================================================================

ANALYSIS OF CHANGE IN NONACCRUAL ASSETS

-----------------------------------------------------------------------------------------------------------------------------
                                                          1998                                        1997
                                               ---------------------------        -------------------------------------------
                                                Second             First           Fourth            Third           Second
(in millions)                                   Quarter           Quarter          Quarter          Quarter          Quarter
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of quarter                   $ 1,036          $   899          $   930          $   861           $ 1,030
Additions:
   Loans placed on nonaccrual status                166              290              127              244               103
Deductions:
   Sales                                            (38)             (50)             (18)             (26)             (103)
   Restored to accrual status                       (43)              (6)             (34)             (31)              (38)
   Foreclosures                                     (18)              --               --               --                (1)
   Charge-offs                                      (76)             (38)             (57)             (47)              (20)
   Other, primarily payments                        (76)             (59)             (49)             (71)             (110)
-----------------------------------------------------------------------------------------------------------------------------
    BALANCE, END OF QUARTER                     $   951          $ 1,036          $   899          $   930           $   861
------------------------------------------------=============================================================================

================================================================================

NONACCRUAL ASSETS, RESTRUCTURED LOANS, AND LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST

------------------------------------------------------------------------------------------------------------------------------------
                                                                            1998                                1997
                                                                  -----------------------    ---------------------------------------
(in millions)                                                     June 30       March 31      Dec. 31       Sept. 30       June 30
------------------------------------------------------------------------------------------------------------------------------------

NONACCRUAL ASSETS
Domestic consumer loans:
  Residential first mortgages                                      $  301        $  339        $  345        $  335        $  318
  Residential junior mortgages                                         32            35            43            41            54
  Other consumer                                                       --            --             5             2             1
Domestic commercial loans:
  Commercial and industrial                                           144           203           150           188           203
  Loans secured by real estate                                         67            90           104           136           120
  Financial institutions                                               --            35            41            45            --
  Lease financing                                                       4             3             5             8             2
  Construction and development loans secured by real estate            24            29            30            39            59
  Agricultural                                                         18            17            18            22            23
------------------------------------------------------------------=================================================================
                                                                      590           751           741           816           780

Foreign loans, primarily commercial                                   358           282           156           114            81

Other interest-bearing assets                                           3             3             2            --            --
-----------------------------------------------------------------------------------------------------------------------------------
       Total                                                       $  951        $1,036        $  899        $  930        $  861
------------------------------------------------------------------=================================================================

RESTRUCTURED LOANS/a/
Domestic commercial:
  Commercial and industrial                                        $   --        $    1        $    5        $    5        $   18
  Loans secured by real estate                                        219           222           265           268           268
  Construction and development loans secured by real estate            32            34             3            11            15
  Agricultural                                                         --             1             1             1             1
-----------------------------------------------------------------------------------------------------------------------------------
       Total                                                       $  251        $  258        $  274        $  285        $  302
------------------------------------------------------------------=================================================================
LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
Domestic consumer:
  Other consumer                                                   $  124        $  153        $  189        $  177        $  190
Domestic commercial:
  Commercial and industrial                                             4             4             7            12            15
  Loans secured by real estate                                          6             4             4             4             7
  Lease financing                                                       2             1            --            --            --
  Construction and development loans secured by real estate             1             1            --             1             1
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      137           163           200           194           213
Foreign                                                                21             8             3             3             1
Other interest-bearing assets                                           1            --            --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
       Total                                                       $  159        $  171        $  203        $  197        $  214
------------------------------------------------------------------=================================================================

/a/ Excludes debt restructurings with countries that have experienced liquidity problems of $1.4 billion at June 30, 1998, $1.4 billion at March 31, 1998, $1.4 billion at December 31, 1997, $1.4 billion at September 30, 1997, and $1.5 billion at June 30, 1997. The majority of these instruments was classified as either available-for-sale or held-to-maturity securities.

================================================================================

INTEREST INCOME FOREGONE ON NONACCRUAL ASSETS

------------------------------------------------------------------------------------------------------------------
                                                                                                  Six Months Ended
(in millions)                                                                                        June 30, 1998
------------------------------------------------------------------------------------------------------------------
DOMESTIC
Interest income that would have been recognized had the assets
   performed in accordance with their original terms                                                           $71
Less:  Interest income included in the results of operations                                                    23
------------------------------------------------------------------------------------------------------------------
   Domestic interest income foregone                                                                            48

FOREIGN
Interest income that would have been recognized had the assets
   performed in accordance with their original terms                                                            20
Less:  Interest income included in the results of operations                                                     1
------------------------------------------------------------------------------------------------------------------
   Foreign interest income foregone                                                                             19
------------------------------------------------------------------------------------------------------------------
     Total                                                                                                     $67
------------------------------------------------------------------------------------------------------------------

================================================================================
CASH INTEREST PAYMENTS ON NONACCRUAL ASSETS BY LOAN TYPE/a/

-------------------------------------------------------------------------------------------------------------------------------


                                                                            June 30, 1998
                                        ---------------------------------------------------------------------------------------
                                                                              Cumulative                              Book as a
                                        Contractual                             Interest       Nonaccrual            Percentage
                                          Principal          Cumulative          Applied             Book                    of
 (dollar amounts in millions)               Balance         Charge-offs     to Principal          Balance           Contractual
-------------------------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                $  301              $   --             $ --           $  301                   100%
  Residential junior mortgages                   32                  --               --               32                   100
  Other consumer                                 --                  --               --               --                    --
Commercial:
  Commercial and industrial                     414                 229               41              144                    35
  Loans secured by real estate                  123                  42               14               67                    54
  Financial institutions                          3                   2                1               --                    --
  Lease financing                                 4                  --               --                4                   100
  Construction and development
     loans secured by real estate                42                  16                2               24                    57
  Agricultural                                   27                   4                5               18                    69
-------------------------------------------------------------------------------------------------------------------------------
                                                946                 293               63              590                    62

FOREIGN, PRIMARILY COMMERCIAL                   509                 144                7              358                    70
Other interest-bearing assets                     4                   1               --                3                    69
-------------------------------------------------------------------------------------------------------------------------------
                                             $1,459              $  438             $ 70           $  951                    65%
---------------------------------------------==================================================================================


--------------------------------------------------------------------------------------------------------------
                                                                        Six Months Ended
                                                                         June 30, 1998
                                              ----------------------------------------------------------------
                                                                                   Cash Interest
                                                 Average                          Payments Applied
                                              Nonaccrual       -----------------------------------------------
                                                    Book       As Interest
 (dollar amounts in millions)                    Balance            Income             Other/b/          Total
--------------------------------------------------------------------------------------------------------------
DOMESTIC
Consumer:
  Residential first mortgages                     $  329            $   10            $   --            $   10
  Residential junior mortgages                        35                 1                --                 1
  Other consumer                                      --                --                --                --
Commercial:
  Commercial and industrial                          183                 5                 7                12
  Loans secured by real estate                        85                 3                 1                 4
  Financial institutions                              25                --                 2                 2
  Lease financing                                      4                --                --                --
  Construction and development
     loans secured by real estate                     27                 2                --                 2
  Agricultural                                        18                 2                 1                 3
--------------------------------------------------------------------------------------------------------------
                                                     706                23                11                34

FOREIGN, PRIMARILY COMMERCIAL                        277                 1                 2                 3
Other interest-bearing assets                          3                --                --                --
--------------------------------------------------------------------------------------------------------------
                                                  $  986            $   24            $   13            $   37
--------------------------------------------------============================================================

CASH YIELD ON AVERAGE TOTAL NONACCRUAL BOOK BALANCE                                                       7.50%
--------------------------------------------------------------------------------------------------------------

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

DERIVATIVE FINANCIAL INSTRUMENTS
================================================================================

                    BAC uses interest rate, foreign exchange, equity, and credit derivative financial instruments in both its trading and asset and liability management activities. BAC uses commodity derivative financial instruments solely in its trading activities. Interest rate, foreign exchange, equity, credit, and commodity derivative financial instruments include swaps, futures, forwards, and option contracts, all of which derive their value from underlying interest rates, foreign exchange rates, credit-related contracts, commodity values, or equity instruments. Certain transactions involve standardized contracts executed on organized exchanges, while others are negotiated over-the-counter, with the terms tailored to meet the needs of BAC and its customers. At June 30, 1998, notional amounts for credit derivative financial instruments used in asset and liability management activities were insignificant.

                    In meeting the needs of its global customers, BAC uses its expertise to execute transactions to aid these customers in managing their risk exposures to interest rates, exchange rates, prices of securities, financial or commodity indices, and credit. Counter-parties to BAC's foreign exchange and derivative transactions generally include U.S. and foreign banks, nonbank financial institutions, corporations, domestic and foreign governments, and asset managers.

                    BAC generates trading revenue by executing transactions to support customers' risk, to meet management goals, by efficiently managing the positions that result from these transactions, and by making markets in a wide variety of products.

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

                    For additional information concerning interest rate, foreign exchange, equity, credit, and commodity derivative financial instruments, including their respective notional, credit risk, and fair value amounts, refer to Note 11 of Notes to Consolidated Financial Statements on pages 11 through 15.

FUNDING AND CAPITAL
================================================================================

LIQUIDITY           BAC's liquid assets consist of cash and due from banks,
REVIEW              interest-bearing deposits in banks, federal funds sold,
                    securities purchased under resale agreements, trading account assets, and available-for-sale securities. Liquid assets totaled $64 billion at June 30, 1998, up $5 billion, or 8 percent, from year-end 1997. The increase in liquid assets was primarily attributable to increases in trading account assets, securities purchased under resale agreements and federal funds sold.

                    The ongoing operations of BAC resulted in cash inflows of $6.6 billion and $5.9 billion for the first six months of 1998 and 1997, respectively, from deposits and short-term borrowings. During the same periods, BAC's liquidity was enhanced by proceeds from loan sales and securitizations, totaling $6.9 billion and $3.6 billion, respectively. In addition, for the first six months of 1998 and 1997, total sales, maturities, prepayments, and calls of securities exceeded total purchases, resulting in cash inflows of $582 million and $246 million for the six months ended June 30, 1998 and 1997, respectively.

                    Total loan originations and purchases exceeded total principal collections, resulting in cash outflows of $6.2 billion and $7.3 billion for the first six months of 1998 and 1997, respectively. In addition, for the first six months of 1998 and 1997, BankAmerica Corporation (the Parent) paid dividends of $491 million and $494 million, respectively, to its preferred and common stockholders. During the same periods of 1998 and 1997, the Parent repurchased common and redeemed preferred stock for a total of $1,218 million and $1,582 million, respectively.

--------------------------------------------------------------------------------

CAPITAL             At June 30, 1998, total stockholders' equity amounted to
MANAGEMENT          $20.0 billion, an increase of $202 million from year-end
                    1997. Common equity at June 30, 1998 was up $816 million from December 31, 1997, due to earnings in excess of common and preferred stock dividends of $1.2 billion and shares issued in connection with restricted stock bonus plans and other employee benefit related plans of $0.2 billion.
                    Partially offsetting these increases was a reduction of $0.6 billion due to repurchases of common stock in the first quarter of 1998. At June 30, 1998, common equity equaled total stockholders' equity due to the redemption of all outstanding preferred stock as discussed below.

                    During the first three months of 1998, BAC repurchased 8.3 million shares of its common stock at an average price per share of $72.62 reflecting the Corporation's ongoing efforts to effectively manage capital. The shares were repurchased on the open market over 54 trading days and represented approximately 7 percent of the total volume of BAC common stock traded on those days. There were no such repurchases in the second quarter of 1998. For additional information regarding the stock repurchase program, refer to Note 7 of Notes to Consolidated Financial Statements on page 9.

                    The reduction in BAC's preferred stock to zero resulted from the redemptions of all 5,178,000 outstanding shares of its Cumulative Adjustable Preferred Stock, Series A and all 3,546,100 outstanding shares of its Cumulative Adjustable Preferred Stock, Series B. For additional information regarding the redemption of preferred stock refer to Note 7 of Notes to Consolidated Financial Statements on page 9.

                    During the first quarter of 1998, BAC issued trust preferred securities totaling $339 million, net of $11 million of deferred debt issuance costs. For additional information regarding trust preferred securities, refer to Note 6 of Notes to Consolidated Financial Statements on page 8.

================================================================================

RISK-BASED CAPITAL, RISK-WEIGHTED ASSETS, AND RISK-BASED CAPITAL RATIOS
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

                                                                         1998                                      1997
                                                                ------------------------      ------------------------------------

(dollar amounts in millions)                                      June 30/a,b/ March 31/a,b/   Dec. 31/a/   Sept. 30       June 30
----------------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL
Common stockholders' equity                                      $ 19,958       $ 19,204      $ 19,086      $ 18,970      $ 18,759
Qualified perpetual preferred stock                                  --              614           614           848         1,197
Minority interest/c/                                                2,464          2,457         2,122         1,975         1,967
Less: Goodwill, nongrandfathered core deposit and
  other identifiable intangibles, and other deductions/d/          (4,440)        (4,511)       (4,531)       (4,632)       (4,778)
----------------------------------------------------------------------------------------------------------------------------------
    TIER 1 RISK-BASED CAPITAL                                      17,982         17,764        17,291        17,161        17,145

Eligible portion of the allowance for credit losses                 3,052          2,971         2,879         2,822         2,791
Hybrid capital instruments                                           --               70            71            71            71
Subordinated notes and debentures                                   6,036          6,293         6,357         6,270         6,140
Less:  Other deductions                                              --             --            --            (205)         (196)
----------------------------------------------------------------------------------------------------------------------------------
  Tier 2 risk-based capital                                         9,088          9,334         9,307         8,958         8,806
  Tier 3 risk-based capital                                          --             --              NA            NA            NA
----------------------------------------------------------------------------------------------------------------------------------
       Total                                                       27,070         27,098        26,598        26,119        25,951
Less: Investments in unconsolidated banking
  and finance subsidiaries                                            (45)           (44)          (44)          (48)          (50)
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL RISK-BASED CAPITAL                                   $ 27,025       $ 27,054      $ 26,554      $ 26,071      $ 25,901
-----------------------------------------------------------------=================================================================
RISK-WEIGHTED ASSETS
Balance sheet assets:
  Trading account assets                                         $  9,286       $  9,171      $  6,826      $  6,821      $  6,846
  Available-for-sale and held-to-maturity securities                5,680          5,499         5,103         4,703         3,358
  Loans                                                           141,866        140,931       142,044       140,158       139,457
  Other assets                                                     21,695         19,566        20,662        19,673        19,887
----------------------------------------------------------------------------------------------------------------------------------
     Total balance sheet assets                                   178,527        175,167       174,635       171,355       169,548
----------------------------------------------------------------------------------------------------------------------------------
Off-balance-sheet items:
  Unused commitments                                               31,552         30,973        31,567        31,070        30,089
  Standby letters of credit                                        17,301         16,507        15,568        15,061        15,414
  Foreign exchange and derivatives contracts                        5,578          5,698         5,623         4,911         4,885
  Other                                                             2,783          2,603         2,312         2,260         2,213
----------------------------------------------------------------------------------------------------------------------------------
     Total off-balance-sheet items                                 57,214         55,781        55,070        53,302        52,601
----------------------------------------------------------------------------------------------------------------------------------
Less:  Covered positions/e/                                        (9,286)        (9,171)           NA            NA            NA
Add:   Market risk equivalent assets/f/                            17,213         15,350            NA            NA            NA
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL RISK-WEIGHTED ASSETS                                 $243,668       $237,127      $229,705      $224,657      $222,149
-----------------------------------------------------------------=================================================================
RISK-BASED CAPITAL RATIOS
  TIER 1 CAPITAL RATIO                                               7.38%          7.49%         7.53%         7.64%         7.72%
  TOTAL CAPITAL RATIO                                               11.09          11.41         11.56         11.60         11.66
LEVERAGE RATIO                                                       7.00           6.86          6.81          7.17          7.22
----------------------------------------------------------------------------------------------------------------------------------

/a/ Includes the capital and assets of the parent's Section 20 broker/dealer subsidiary to reflect the Federal Reserve Board's (FRB) October 31, 1997 modifications to the risk-based capital regulations. Prior to December 31, 1997, amounts and ratios excluded the Section 20 subsidiary.

/b/ Includes the effect of market risk as required by the regulators effective January 1, 1998.

/c/ Represents trust preferred securities and other minority interest of $2,212 million and $252 million, respectively, at June 30, 1998, $2,212 million and $245 million, respectively, at March 31, 1998, $1,873 million and $249 million, respectively, at December 31, 1997, $1,873 million and $102 million, respectively, at September 30, 1997, and $1,873 million and $94 million, respectively, at June 30, 1997.

/d/ Includes nongrandfathered core deposit and other identifiable intangibles acquired after February 19, 1992 of $604 million and $70 million, respectively, at June 30, 1998, $619 million and $70 million, respectively, at March 31, 1998, $636 million and $73 million, respectively at December 31, 1997, $688 million and $59 million, respectively, at September 30, 1997, and $705 million and $63 million, respectively, at June 30, 1997. Also includes $26 million at June 30, 1998, $32 million at March 31, 1998, and $18 million at June 30, 1997 of the excess of the net book value over 90 percent of the fair value of mortgage servicing assets. There were no such excess amounts at December 31, 1997 and September 30, 1997.

/e/   Includes balance sheet trading account assets.

/f/ Represents the mathematical measure for market risk for off-balance-sheet items.

NA    Not applicable.

================================================================================

                    BAC's risk-based capital ratios continued to exceed regulatory guidelines for "well-capitalized" status. BAC's Tier 1 and total risk-based capital ratios at June 30, 1998 decreased 15 basis points and 47 basis points, respectively, from year-end 1997. The decreases resulted primarily from an increase in risk-weighted assets which includes the effects of the new market risk requirement as required by the banking regulators effective January 1, 1998, partially offset by the increase in Tier 1 capital. Tier 1 capital increased due to the issuance of $339 million of trust preferred securities and an increase in retained earnings. This increase was partially offset by the redemption of all remaining shares of preferred stock including Preferred Stock, Series A, of $259 million and Preferred Stock, Series B, of $355 million, and also by repurchases of common stock of $600 million in the first quarter of 1998. Total capital decreased slightly due to the required disqualification of certain subordinated debt as Tier 2 capital as it reaches maturity. Risk-weighted assets increased by $14 billion primarily due to the new market risk requirement and an increase in standby letters of credit. Comparing the new market risk requirement to the previous method of calculation, Tier 1 and total risk-based capital ratios at June 30, 1998 decreased by 25 basis points and 34 basis points, respectively. BAC's leverage ratio was 7.00 percent at June 30, 1998, 19 basis points higher than the 6.81 percent reported at December 31, 1997, primarily due to the net effect of the increase in BAC's Tier 1 capital as discussed above and an increase in quarterly average assets.

FORWARD-LOOKING STATEMENTS
================================================================================

                    This report contains forward-looking statements, usually containing the words "estimate," "project," "expect," "objective," "goal," or similar expressions. Those statements are subject to uncertainties, including those discussed in this report, particularly in Recent International Developments on page 35. These uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and forward-looking statements in BAC's most recent report on Form 10-K.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

                    For information concerning BAC's quantitative and qualitative disclosures about market risk, refer to pages 45 through 47 of BAC's 1997 Annual Report to Shareholders.

PART II - OTHER INFORMATION
================================================================================

ITEM 2.             The description of a certain option granted by BankAmerica
CHANGES IN          Corporation to NationsBank Corporation in connection with
SECURITIES AND      the proposed merger of the two entities is incorporated
USE OF PROCEEDS     by reference to the section entitled "THE MERGER--
                    NationsBank and BankAmerica Stock Option Agreements" in the joint proxy statement-prospectus of the Parent, dated August
                    4, 1998 (File No. 1-7377). The Parent issued the option in reliance on the exemption in Section 4(2) of the Securities
                    Act of 1933.

--------------------------------------------------------------------------------

ITEM 4.             Set forth below is information concerning each matter
SUBMISSION OF       submitted to a vote at the Parent's Annual Meeting of
MATTERS TO VOTE     Shareholders on May 21, 1998 ("Annual Meeting"):
OF SECURITY HOLDERS
                    Directors: Each of the following persons was elected as a
                    ---------
                    director of the Parent, to hold office until the 1999 Annual
                    Meeting of Shareholders or until earlier retirement, resignation or removal.

                                                      Number of Voters
                                                      ----------------
                    Director's Name                For               Against
                    ---------------            -----------          ---------

                    Joseph Alibrandi           566,780,130          3,217,082
                    Peter Bedford              566,756,974          3,294,238
                    Richard Clarke             566,869,280          3,181,932
                    David Coulter              566,886,480          3,164,732
                    Timm Crull                 566,889,861          3,161,351
                    Kathleen Feldstein         566,910,797          3,140,415
                    Donald Guinn               566,935,237          3,115,975
                    Frank Hope, Jr.            566,745,777          3,305,435
                    Walter Massey              566,911,415          3,139,797
                    Richard Rosenberg          566,594,665          3,456,547
                    Michael Spence             566,894,152          3,157,060
                    Solomon Trujillo           566,864,346          3,186,866
                    Shirley Young              566,736,455          3,314,757

                    Auditors: The shareholders ratified the appointment of Ernst
                    --------
                              & Young LLP as Independent Auditors

                                                         Number of Voters
                                                         ----------------
                                                  For           Against        Abstentions
                                              -----------      ---------       -----------
                    Ernst & Young LLP as      567,583,754      1,283,073        1,184,386
                    Independent Auditors

================================================================================

ITEM 5.             SHAREHOLDER PROPOSALS
OTHER INFORMATION
                    The Parent and NationsBank Corporation have announced a proposal to merge into a new Delaware corporation which is expected to occur by September 30, 1998.

                    The Parent will hold a 1999 Annual Meeting of the Parent's shareholders only if the merger is not consummated before the time of such meeting. In the event that such a meeting is held, any proposals of the Parent's shareholders submitted for inclusion in the proxy material for that Annual Meeting must have been received by the Secretary of the Parent no later than November 23, 1998 in order to be considered for inclusion in the Parent's 1999 proxy materials. The Parent's bylaws contain the requirements that must be met before a shareholder may recommend someone as a director or raise business from the floor of a shareholders' meeting. Shareholders must give the Parent's Corporate Secretary 90 to 120 days' notice prior to the meeting of the nomination or business intended to be raised. (For further information, see the Parent's Proxy Statement dated March 23, 1998 under "CORPORATE LEADERSHIP AND GOVERNANCE--HOW TO NOMINATE DIRECTORS OR RAISE BUSINESS AT SHAREHOLDERS' MEETINGS," and "OTHER MATTERS--SUBMISSION OF SHAREHOLDER PROPOSALS FOR 1999 MEETING").

                    If the merger is consummated the advance notice provision in the successor corporation's bylaws will apply. The successor corporation's bylaws currently provide that any shareholder proposal to be raised from the floor and that is not submitted for inclusion in the Corporation's proxy materials must be received by the secretary of that corporation no later than 75 days before the date that the corporation mailed its proxy materials for its previous annual meeting.

--------------------------------------------------------------------------------

ITEM 6.             (a)  Exhibits:
EXHIBITS AND
REPORTS ON          Exhibit
FORM 8-K            Number              Exhibit
                    ------              -------

                    2 Agreement and Plan of Reorganization by and between BankAmerica Corporation and NationsBank Corporation dated as of April 10, 1998
                          (incorporated by reference to Appendix A to Joint Proxy Statement-Prospectus of BankAmerica Corporation dated August 4, 1998 (File No. 1-7377) ("Merger Proxy"))

                    4 Stock Option Agreement dated April 10, 1998, between BankAmerica Corporation, a Delaware corporation as issuer and NationsBank Corporation, a North Carolina corporation as grantee
                          (incorporated by reference to Appendix C to Merger Proxy)

                    10 Letters to Eugene Lockhart dated May 6, 1998 and June 19, 1998 regarding severance arrangements

                    12 Ratio of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends

                    27    Financial Data Schedule

================================================================================

                    (b) Reports on Form 8-K:

                    During the second quarter of 1998, the Parent filed reports on Form 8-K dated April 10, 1998 (as amended by Amendment Nos. 1 and 2) and April 15, 1998. The April 10 report disclosed, pursuant to Item 5 of the report, that Parent and NationsBank Corporation entered into an Agreement and Plan of Reorganization on April 10, 1998. The April 10 report, as amended by Amendment Nos. 1 and 2, filed under Item 7 certain financial statements previously filed by NationsBank.

                    The April 15 report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica First Quarter Earnings."

                    After the second quarter of 1998, the Parent filed a report on Form 8-K dated July 15, 1998. The report filed, pursuant to Items 5 and 7 of the report, a copy of the Parent's press release titled "BankAmerica Second Quarter Earnings."

[BankAmerica Logo appears here]

BankAmerica Corporation


Other information about BankAmerica Corporation may be found in its ANNUAL REPORT TO SHAREHOLDERS. This report, as well as additional copies of this ANALYTICAL REVIEW AND FORM 10-Q, may be obtained from:

Bank of America
Corporate Secretary's Office #13018
P. O. Box 37000
San Francisco, CA  94137

Information Online - To keep current online via the Internet, visit BankAmerica Corporation's home page on the World Wide Web /http://www.bankamerica.com/ to view the latest information about the corporation and its products and services, or apply for a loan or credit card. Corporate disclosure documents filed with the Securities and Exchange Commission by BankAmerica Corporation and other companies can be obtained from the Securities and Exchange Commission's home page on the World Wide Web /http://www.sec.gov/.



NL-9 9/97                                          [Recycled         Recycled
                                                   Paper             Paper
                                                   logo
                                                   appears
                                                   here]

                                   SIGNATURES

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


                                   BANKAMERICA CORPORATION
                                   Registrant

                                   By Principal Financial Officer
                                   and Duly Authorized Signatory:



                                   /s/ MICHAEL E. O'NEILL
                                   ---------------------------------
                                   MICHAEL E. O'NEILL
                                   Vice Chairman of the Board and
                                   Chief Financial Officer
                                   August 13, 1998

                                   By Chief Accounting Officer and
                                   Duly Authorized Signatory:



                                   /S/ JOHN J. HIGGINS
                                   ---------------------------------
                                   JOHN J. HIGGINS
                                   Executive Vice President and
                                   Chief Accounting Officer
                                   August 13, 1998